Form 10-Q
period 1995-06-30
FRANKLIN ELECTRONIC PUBLISHERS INC
filed 1995-08-11
CIK 356841

                           SECURITIES AND EXCHANGE
                                  COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended June 30, 1995                      Commission File No. 0-14841

                  FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
             (Exact name of registrant as specified in its charter)

PENNSYLVANIA                                               22-2476703
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification No.)

ONE FRANKLIN PLAZA, BURLINGTON, NEW JERSEY                   08016-4907
(Address of principal executive office)                      (Zip Code)

Registrant's telephone number (609) 386-2500

  Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X  No
                                    -----  -----

                         COMMON STOCK OUTSTANDING AS OF
                        JUNE 30, 1995--7,748,209 SHARES

                      FRANKLIN ELECTRONIC PUBLISHERS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                           JUNE 30,  MARCH 31,
                                                             1995      1995
                                                           --------  ---------
                                   ASSETS
                                   ------
CURRENT ASSETS:
 Cash and cash equivalents                                 $14,310    $21,018
 Accounts receivable, less allowance for
   doubtful accounts of $885 and $859                       12,222      9,926
 Inventories                                                27,843     20,916
 Deferred income tax asset                                   1,047      1,622
 Prepaids and other assets                                   1,726      1,958
                                                           -------    -------
 TOTAL CURRENT ASSETS                                       57,148     55,440
                                                           -------    -------
PROPERTY AND EQUIPMENT                                       9,901      8,111
GOODWILL, less accumulated amortization
  of $588 and $568                                           1,850      1,870
OTHER ASSETS                                                 5,458      5,153
                                                           -------    -------
TOTAL ASSETS                                               $74,357    $70,574
                                                           =======    =======
                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------
CURRENT LIABILITIES:
 Accounts payable and accrued expenses                     $18,563    $16,601
                                                           -------    -------
SHAREHOLDERS' EQUITY:
 Preferred stock, $2.50 par value, authorized 10,000,000
   shares, none issued or outstanding                          --         --
 Common stock, no par value, authorized 50,000,000 shares,
   issued and outstanding 7,748,209 and 7,710,150 shares    47,711     47,386
 Retained earnings                                           8,207      6,799
 Foreign currency translation adjustment                      (124)      (212)
                                                           -------    -------
 TOTAL SHAREHOLDERS' EQUITY                                 55,794     53,973
                                                           -------    -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $74,357    $70,574
                                                           =======    =======

                See notes to consolidated financial statements.

                      FRANKLIN ELECTRONIC PUBLISHERS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNT)

                                           THREE MONTHS ENDED JUNE 30,
                                           ---------------------------
                                                             PRO-FORMA
                                            1995     1994      1994
                                           -------  -------  ---------
SALES                                      $18,619  $15,125   $15,125
COST OF SALES                               10,358    8,275     8,275
                                           -------  -------   -------
GROSS PROFIT                                 8,261    6,850     6,850
                                           -------  -------   -------
EXPENSES:
 Sales and marketing                         3,117    2,723     2,723
 Research and development                    1,273    1,140     1,140
 General and administrative                  1,800    1,432     1,432
 Interest (net) and investment income         (200)     (63)      (63)
                                           -------  -------   -------
                                             5,990    5,232     5,232
                                           -------  -------   -------
INCOME FROM OPERATIONS                       2,271    1,618     1,618
 Non-operating charges to income               --     1,716       --
                                           -------  -------   -------
INCOME (LOSS) BEFORE INCOME TAXES            2,271      (98)    1,618
INCOME TAX (BENEFIT) PROVISION                 863   (1,727)      615
                                           -------  -------   -------
NET INCOME                                 $ 1,408  $ 1,629   $ 1,003
                                           =======  =======   =======
NET INCOME PER SHARE:
 PRIMARY                                   $   .17  $   .21   $   .13
                                           =======  =======   =======
 FULLY DILUTED                             $   .17  $   .21   $   .13
                                           =======  =======   =======
WEIGHTED AVERAGE COMMON SHARES AND COMMON
  EQUIVALENTS:
 PRIMARY                                     8,222    7,730     7,730
                                           =======  =======   =======
 FULLY DILUTED                               8,222    7,730     7,730
                                           =======  =======   =======

                See notes to consolidated financial statements.

                      FRANKLIN ELECTRONIC PUBLISHERS, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                 COMMON STOCK                         TOTAL
                               ------------------ RETAINED        SHAREHOLDERS'
                                SHARES    AMOUNT  EARNINGS OTHER     EQUITY
                               ---------  ------- -------- -----  -------------
BALANCE--MARCH 31, 1995        7,710,150  $47,386  $6,799  $(212)    $53,973
Issuance of common shares
 under employee stock option
 plan                             30,967      246     --     --          246
Issuance of shares and
 amortization of deferred
 compensation expense for
 shares issued for services
 net of forfeitures (unearned
 portion $224)                      (600)      29     --     --           29
Issuance of common shares for
 warrants exercised                7,692       50     --     --           50
Income for the period                --       --    1,408    --        1,408
Foreign currency translation
 adjustment                          --       --      --      88          88
                               ---------  -------  ------  -----     -------
BALANCE--JUNE 30, 1995         7,748,209  $47,711  $8,207  $(124)    $55,794
                               =========  =======  ======  =====     =======


                See notes to consolidated financial statements.

                      FRANKLIN ELECTRONIC PUBLISHERS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              THREE MONTHS
                                                             ENDED JUNE 30,
                                                             ----------------
                                                              1995     1994
                                                             -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 NET INCOME                                                  $ 1,408  $ 1,629
 ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
   OPERATING ACTIVITIES:
  Depreciation and amortization                                  796      680
  Provision for losses on accounts receivable                     26       19
  Write down of fixed assets                                     --       350
  Loss on sales of investment securities, net                    --        92
  Revaluation of investment securities to market                 --       416
  Accrued retirement                                             --       560
  Deferred income tax benefit                                    575   (1,722)
  Source (use) of cash from change in operating assets and
    liabilities:
   Accounts receivable                                        (2,322)  (1,227)
   Inventories                                                (6,927)  (5,463)
   Prepaids and other assets                                     232     (182)
   Accounts payable and accrued expenses                       1,962    1,300
                                                             -------  -------
 NET CASH USED IN OPERATING ACTIVITIES                        (4,250)  (3,548)
                                                             -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments (net) in investment securities                     --       420
  Purchase of property and equipment                          (2,198)    (723)
  Change in other assets                                        (644)    (117)
                                                             -------  -------
 NET CASH USED IN INVESTING ACTIVITIES                        (2,842)    (420)
                                                             -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common shares                        296       53
                                                             -------  -------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                       296       53
                                                             -------  -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                           88      (78)
                                                             -------  -------
DECREASE IN CASH AND CASH EQUIVALENTS                         (6,708)  (3,993)
CASH AND CASH EQUIVALENTS AT MARCH 31                         21,018   11,012
                                                             -------  -------
CASH AND CASH EQUIVALENTS AT JUNE 30                         $14,310  $ 7,019
                                                             =======  =======

                See notes to consolidated financial statements.

                      FRANKLIN ELECTRONIC PUBLISHERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reference is made to the financial statements included in the Company's Annual Report (Form 10-K) filed with the Securities and Exchange Commission for the year ended March 31, 1995.

The financial statements for the periods ended June 30, 1995 and 1994 are unaudited and include all adjustments which, in the opinion of management, are necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

1. PRO-FORMA INCOME STATEMENT

The Company recognized its remaining federal tax benefits applicable to future years in the quarter ended June 30, 1994 and as a result, the Company's earnings beginning in the quarter ended June 30, 1995 are reported on a fully taxed basis. The pro-forma June 30, 1994 first quarter results are reported on a fully taxed basis and exclude the impact of the non-operating charges.

ITEM 2.    MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

- --------------------------------------------------------------------------------

                         QUARTERLY FINANCIAL HIGHLIGHTS

                             THREE MONTHS ENDED JUNE 30,
                             ---------------------------
                                 1995          1994
   Reported:                 ------------- -------------
    Income From Operations:  $       2,271 $       1,618
    Net Income:              $       1,408 $       1,629
    Net Income Per Share:    $         .17 $         .21
- --------------------------------------------------------
   Pro-Forma:(a)
    Income From Operations:  $       2,271 $       1,618
    Net Income:              $       1,408 $       1,003
    Net Income Per Share:    $         .17 $         .13
- --------------------------------------------------------

(a) The Company recognized its remaining federal tax benefits applicable to future years in the quarter ended June 30, 1994 and as a result, the Company's earnings beginning in the quarter ended June 30, 1995 are reported on a fully taxed basis. The pro-forma June 30, 1994 first quarter results are reported on a fully taxed basis and exclude the impact of the non-operating charges.

- --------------------------------------------------------------------------------
RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1995 AS COMPARED WITH
JUNE 30, 1994:

Net Sales

Sales of $18,619,000 for the quarter ended June 30, 1995 were 23% higher than sales of $15,125,000 for the same quarter one year earlier. Sales of electronic books increased by 24% to $17,714,000, or 95% of total sales. The increase in sales of electronic books is attributed in part to the introduction of new electronic books, such as the BOOKMAN series, and sales through the Company's French, German, Australian, and Canadian subsidiaries. Royalties from technology licenses decreased as a % of sales from 5% to 4.

Gross Profits

The Company reported net income of $1,408,000 or $.17 per share for the first quarter ending June 30, 1995, an increase of 40% from earnings on a comparable basis of $1,003,000 or $.13 per share. Increased sales primarily contributed to the increase in gross profits from $6,850,000 to $8,261,000. Gross profit margins remained relatively stable at 44% as compared with 45% last year.

Operating Expenses

Total operating expenses increased to $5,990,000 in the current 1995 quarter as compared with $5,232,000 in the same quarter last year, decreasing as a percentage of total sales from 35% to 32%. Sales and marketing expenses were up by $394,000 from last year's level of $2,723,000 to $3,117,000. Research and development expenses increased to $1,273,000 as compared with $1,140,000 in the period one year earlier as the Company continued its development efforts for new products in the BOOKMAN series. General and administrative expenses increased to $1,800,000 from $1,432,000 due in part to the inclusion of the expenses of operations of the company's new wholly-owned international sales subsidiaries in Germany and Australia. Interest and investment income increased from $63,000 to $200,000 due to the Company's improved cash position.

CHANGES IN FINANCIAL CONDITION

Inventories increased from $20,916,000 at March 31, 1995 to $27,843,000 at the end of the June quarter due primarily to planned inventory increases in anticipation of higher sales in the seasonally active second and third quarters. The inventory increases were also a function of the establishment of new international subsidiaries. Cash and cash equivalents decreased from $21,018,000 at March 31 to $14,310,000 as working capital was employed to support inventory and accounts receivable increases. Accounts receivable increased from $9,926,000 to $12,222,000 at June 30 as a result of higher sales in the first quarter over the fourth fiscal quarter. Current liabilities increased from $16,601,000 at March 31 to $18,563,000 at June 30 as purchases were made to increase inventory levels for the reasons stated above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of liquidity over the last three fiscal years was cash flow from operations. Management believes that cash flow from operations and its bank line of credit will be adequate to provide for the Company's liquidity and capital needs for at least the next fiscal year.

In order to accommodate seasonal inventory and accounts receivable buildup, the Company may finance its day to day operations by drawing down advances against a recently increased $35,000,000 revolving line of credit facility. The Company's new credit arrangement with its lending bank has been extended through October 1998. At June 30, 1995, there were no borrowings under the bank line of credit. The Company believes that it has sufficient borrowing capacity to utilize for seasonal cash requirements. Borrowings against the line of credit bear interest at the bank's prime rate or 1 1/2% over LIBOR. The Company also pays a commitment fee of 1/4 of 1% per annum on the unused portion of the line of credit.

The Company occupied its new facility during the June quarter. The Company has no additional material commitments for capital expenditures in the next twenty-four months.

PART II

ITEM 1.    LEGAL PROCEEDINGS

In April 1995 Berkeley Speech Technologies ("Berkeley") filed a declaratory judgment action to invalidate one of the Company's registered copyrights, which action also demands monetary damages. The Company filed counterclaims against Berkeley for infringing the Company's registered copyright and for contract violations. The Company believes that Berkeley's action is without merit and intends vigorously to defend this action and to prosecute its counterclaims; therefore, the Company believes that the resolution of this matter will not have a material adverse effect on its financial condition and results of operations as reported in the accompanying financial statements.

ITEM 2.    CHANGES IN SECURITIES--NONE
ITEM 3.    DEFAULT UPON SENIOR SECURITIES--NONE
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS--NONE
ITEM 5.    OTHER INFORMATION--NONE
ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K--NONE

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                         FRANKLIN ELECTRONIC
                                      PUBLISHERS, INCORPORATED
                                             REGISTRANT


AUGUST 8, 1995                        /s/ Gregory J. Winsky
- --------------                   ----------------------------------------------
Date                             Gregory J. Winsky
                                 Senior Vice President,
                                 General Counsel
                                      (Duly Authorized Officer)

AUGUST 8, 1995                        /s/ Kenneth H. Lind
- --------------                   ----------------------------------------------
Date                             Kenneth H. Lind
                                 Vice President, Finance and
                                 Treasurer
                                      (Chief Accounting Officer)