Form 10-Q
period 1995-09-30
FRANKLIN ELECTRONIC PUBLISHERS INC
filed 1995-11-02
CIK 356841

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended September 30, 1995                 Commission File No. 0-14841

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

                                  Yes  X  No
                                      ---    ---

                         COMMON STOCK OUTSTANDING AS OF
                      SEPTEMBER 30, 1995--7,781,722 SHARES

                      FRANKLIN ELECTRONIC PUBLISHERS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                     September 30, March 31,
                                                         1995        1995
                                                     ------------- ---------
                                  ASSETS
                                  ------
Current Assets:
 Cash and cash equivalents                              $ 5,349     $21,018
 Accounts receivable, less allowance for
  doubtful accounts of $900 and $859                     16,106       9,926
 Inventories                                             34,006      20,916
 Deferred income tax asset                                1,047       1,622
 Prepaids and other assets                                1,901       1,958
                                                        -------     -------
 Total Current Assets                                    58,409      55,440
                                                        -------     -------
Property and Equipment                                   10,719       8,111
Goodwill, less accumulated amortization
 of $609 and $568                                         1,829       1,870
Other Assets                                              5,917       5,153
                                                        -------     -------
Total Assets                                            $76,874     $70,574
                                                        =======     =======
                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   ------------------------------------
Current Liabilities:
 Accounts payable and accrued expenses                  $17,193     $16,601
                                                        -------     -------
Shareholders' Equity:
 Preferred stock, $2.50 par value, authorized
  10,000,000 shares, none issued or outstanding             --          --
 Common stock, no par value, authorized 50,000,000
  shares, issued and outstanding 7,781,722 and
  7,710,150 shares                                       48,187      47,386
 Retained earnings                                       11,453       6,799
 Foreign currency translation adjustment                     41        (212)
                                                        -------     -------
 Total Shareholders' Equity                              59,681      53,973
                                                        -------     -------
Total Liabilities and Shareholders' Equity              $76,874     $70,574
                                                        =======     =======

                 See notes to consolidated financial statement.

                      FRANKLIN ELECTRONIC PUBLISHERS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNT)

                            Three Months Ended           Six Months Ended
                               September 30,               September 30,
                         --------------------------- ---------------------------
                                           Pro-Forma                   Pro-Forma
                          1995     1994      1994     1995     1994      1994
                         -------  -------  --------- -------  -------  ---------
Sales                    $27,077  $21,258   $21,258  $45,696  $36,383   $36,383
Cost of Sales             14,609   12,170    12,170   24,967   20,445    20,445
                         -------  -------   -------  -------  -------   -------
Gross Profit              12,468    9,088     9,088   20,729   15,938    15,938
                         -------  -------   -------  -------  -------   -------
Expenses:
 Sales and marketing       3,868    2,533     2,533    6,985    5,256     5,256
 Research and
  development              1,435    1,171     1,171    2,708    2,311     2,311
 General and
  administrative           2,045    1,637     1,637    3,845    3,069     3,069
 Interest (net) and
  investment income         (115)     (51)      (51)    (315)    (114)     (114)
                         -------  -------   -------  -------  -------   -------
                           7,233    5,290     5,290   13,223   10,522    10,522
                         -------  -------   -------  -------  -------   -------
Income From Operations     5,235    3,798     3,798    7,506    5,416     5,416
 Non-operating charges
  to income                  --       --        --       --     1,716       --
                         -------  -------   -------  -------  -------   -------
Income Before Income
 Taxes                     5,235    3,798     3,798    7,506    3,700     5,416
Income Tax (Benefit)
 Provision                 1,989      209     1,443    2,852   (1,518)    2,058
                         -------  -------   -------  -------  -------   -------
Net Income               $ 3,246  $ 3,589   $ 2,355  $ 4,654  $ 5,218   $ 3,358
                         =======  =======   =======  =======  =======   =======
Net Income Per Share:
 Primary                 $   .39  $   .46   $   .30  $   .56  $   .67   $   .43
                         =======  =======   =======  =======  =======   =======
 Fully Diluted           $   .39  $   .46   $   .30  $   .56  $   .66   $   .43
                         =======  =======   =======  =======  =======   =======
Weighted Average Common
 Shares and Common
 Equivalents:
 Primary                   8,266    7,824     7,824    8,245    7,776     7,776
                         =======  =======   =======  =======  =======   =======
 Fully Diluted             8,333    7,876     7,876    8,329    7,853     7,853
                         =======  =======   =======  =======  =======   =======

                See notes to consolidated financial statements.

                      FRANKLIN ELECTRONIC PUBLISHERS, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                 Common Stock                         Total
                               ------------------ Retained        Shareholders'
                                Shares    Amount  Earnings Other     Equity
                               ---------  ------- -------- -----  -------------
Balance--March 31, 1995        7,710,150  $47,386 $ 6,799  $(212)    $53,973
Issuance of common shares
 under employee stock option
 plan                             64,630      691     --     --          691
Issuance of shares and
 amortization of deferred
 compensation expense for
 shares issued for services
 net of forfeitures (unearned
 portion $195)                      (750)      60     --     --           60
Issuance of common shares for
 warrants exercised                7,692       50     --     --           50
Income for the period                --       --    4,654    --        4,654
Foreign currency translation
 adjustment                          --       --      --     253         253
                               ---------  ------- -------  -----     -------
Balance--September 30, 1995    7,781,722  $48,187 $11,453  $  41     $59,681
                               =========  ======= =======  =====     =======


                See notes to consolidated financial statements.

                      FRANKLIN ELECTRONIC PUBLISHERS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                            Three Months        Six Months
                                                Ended             Ended
                                            September 30,     September 30,
                                           ----------------  -----------------
                                            1995     1994      1995     1994
                                           -------  -------  --------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                $ 3,246  $ 3,589  $  4,654  $ 5,218
 Adjustments To Reconcile Net Income To
  Net Cash Provided By Operating
  Activities:
  Depreciation and amortization                947      671     1,743    1,351
  Provision for losses on accounts
   receivable                                   49      119        75      138
  Loss on disposal of property and
   equipment                                    75      --         75      --
  Write down of fixed assets                   --       --        --       350
  Loss on sales of investment securities,
   net                                         --         9       --       101
  Revaluation of investment securities to
   market                                      --       --        --       416
  Accrued retirement                           --       --        --       560
  Deferred income tax benefit                  --       --        575   (1,722)
  Source (use) of cash from change in
   operating assets and liabilities:
   Accounts receivable                      (3,933)  (5,944)   (6,255)  (7,171)
   Inventories                              (6,163)  (4,046)  (13,090)  (9,509)
   Prepaids and other assets                  (175)    (243)       57     (425)
   Accounts payable and accrued expenses    (1,370)   2,639       592    3,939
                                           -------  -------  --------  -------
 Net Cash Used In Operating Activities      (7,324)  (3,206)  (11,574)  (6,754)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments (net) in investment
   securities                                  --     4,029       --     4,449
  Purchase of property and equipment        (1,878)    (441)   (4,076)  (1,164)
  Proceeds from sale of property and
   equipment                                   450      --        450      --
  Change in other assets                      (819)    (597)   (1,463)    (714)
                                           -------  -------  --------  -------
 Net Cash Provided By (Used In) Investing
  Activities                                (2,247)   2,991    (5,089)   2,571
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common shares      445      738       741      791
                                           -------  -------  --------  -------
 Net Cash Provided By Financing
  Activities                                   445      738       741      791
Effect Of Exchange Rate Changes On Cash        165      (34)      253     (112)
                                           -------  -------  --------  -------
Increase (Decrease) In Cash And Cash
 Equivalents                                (8,961)     489   (15,669)  (3,504)
Cash And Cash Equivalents At Beginning Of
 Period                                     14,310    7,019    21,018   11,012
                                           -------  -------  --------  -------
Cash And Cash Equivalents At End Of
 Period                                    $ 5,349  $ 7,508  $  5,349  $ 7,508
                                           =======  =======  ========  =======

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

The financial statements for the periods ended September 30, 1995 and 1994 are unaudited and include all adjustments which, in the opinion of management, are necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

1. PRO-FORMA INCOME STATEMENT

The Company recognized its remaining federal tax benefits applicable to future years in the June quarter of 1994 and, as a result, the Company's earnings beginning in the June quarter of 1995 have been reported on a fully taxed basis. The pro-forma 1994 second quarter and year to date results are reported on a fully taxed basis and exclude the impact of the non-operating charges.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

                         QUARTERLY FINANCIAL HIGHLIGHTS
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNT)

                             Three Months Ended  Six Months Ended
                                September 30,      September 30,
                             ------------------- -----------------
                               1995      1994      1995     1994
   Reported:                 --------- --------- -------- --------
    Income From Operations:  $   5,235 $   3,798 $  7,506 $  5,416
    Net Income:              $   3,246 $   3,589 $  4,654 $  5,218
    Net Income Per Share:    $     .39 $     .46 $    .56 $    .66
------------------------------------------------------------------
   Pro-Forma:(a)
    Income From Operations:  $   5,235 $   3,798 $  7,506 $  5,416
    Net Income:              $   3,246 $   2,355 $  4,654 $  3,358
    Net Income Per Share:    $     .39 $     .30 $    .56 $    .43
------------------------------------------------------------------

(a) The Company recognized its remaining federal tax benefits applicable to future years in the June quarter of 1994 and, as a result, the Company's earnings beginning in the June quarter of 1995 have been reported on a fully taxed basis. The pro-forma 1994 second quarter and year to date results are reported on a fully taxed basis and exclude the impact of the non-operating charges.

--------------------------------------------------------------------------------
RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED WITH SEPTEMBER 30, 1994:

Net Sales

Sales of $27,077,000 for the quarter ended September 30, 1995 were 27% higher than sales of $21,258,000 for the same quarter one year earlier. Sales of electronic books increased by 29% to $26,442,000 (98% of sales) from $20,471,000 (96% of sales) in the quarter one year ago. Sales increased due to new electronic books such as the BOOKMAN(R) series, with revenue gains attributable to the Company's domestic consumer division supported by improved performance by international operations. Royalties from technology licenses decreased as a percentage of sales from 3% to 2%.

Gross Profits

Gross profit margins increased from 43% in the prior year's quarter to 46% as a result of manufacturing cost efficiencies and a favorable product mix. As gross profits increased from $9,088,000 in fiscal 1995 to $12,468,000 in the fiscal 1996 September quarter coupled with the increase in sales, the Company experienced a 38% increase in earnings for the second quarter to $3,246,000, $.39 per share, as compared with earnings of $2,355,000, $.30 per share, last year on a comparable basis.

Operating Expenses

Total operating expenses increased to $7,233,000, or 27% of sales, in the current quarter as compared with $5,290,000, or 25% of sales, in the same quarter last year. Sales and marketing expenses increased from $2,533,000 (12% of sales) to $3,868,000 (14% of sales) primarily due to increased advertising and marketing expenditures and the opening of two new foreign sales subsidiaries. Research and development expenses increased to $1,435,000 (5% of sales) as compared with $1,171,000 (6% of sales) in the period one year earlier as the Company accelerated its development efforts for new products in the BOOKMAN series. General and administrative expenses remained constant at 8% of sales, increasing from $1,637,000 to $2,045,000 to support expansion into new markets, such as Germany and Australia. Interest and investment income increased from $51,000 to $115,000 during the quarter due to the Company's strong cash position during the period.

SIX MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED WITH SEPTEMBER 30, 1994:

Net Sales

Sales of $45,696,000 were 26% higher than sales of $36,383,000 for the comparable period one year earlier. During the period, sales of electronic books increased by 27% from $34,758,000 (96% of sales) to $44,156,000 (97% of sales). The increase in sales of electronic books is primarily attributed to the introduction of new titles. Royalties from technology licenses decreased as a percentage of sales from 4% to 3%.

Gross Profits

Gross profits increased from $15,938,000 (44% of sales) to $20,729,000 (45% of sales) as sales increased and margins increased for the reasons set forth in the three month comparison. As gross margins and sales increased, the Company's net earnings increased to $4,654,000, $.56 per share, for the six month period compared with $3,358,000, $.43 per share, on a comparable basis one year earlier.

Operating Expenses

Total expenses increased to $13,223,000 in the period from $10,522,000 last year. Sales and marketing expenses increased by $1,729,000 from last year's level of $5,256,000 (14% of sales) to $6,985,000 (15% of sales). Research and development expenses were $2,708,000 (6% of sales) as compared with $2,311,000 (6% of sales) in the period one year earlier as development efforts for new products continued unabated. General and administrative expenses, remaining at 8% of sales, increased by $776,000 to $3,845,000, from $3,069,000. Interest and investment income increased from $114,000 to $315,000 due to the Company's strong cash position during the period.

CHANGES IN FINANCIAL CONDITION

Inventories increased from $20,916,000 at March 31, 1995 to $34,006,000 at September 30 primarily due to planned inventory increases in anticipation of increasing sales in the third quarter. Inventory increases were also a function of the establishment of new international subsidiaries. Cash and cash equivalents decreased from $21,018,000 at March 31 to $5,349,000 as working capital was employed to support seasonal inventory build-up, accounts receivable increases and construction and outfitting of the Company's new facility. Accounts receivable increased from $9,926,000 to $16,106,000 at September 30 as a result of higher sales in the second quarter over the first fiscal quarter. Current liabilities increased slightly from $16,601,000 at March 31 to $17,193,000 at September 30 as the Company's working capital was employed to increase inventory levels for the seasonally active third quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of liquidity over the last three fiscal years was cash flow from operations. Management believes that cash flow from operations and its bank line of credit will be adequate to provide for the Company's liquidity and capital needs for at least the next fiscal year.

In order to accommodate seasonal inventory and accounts receivable buildup, the Company may finance its day to day operations by drawing down advances against a recently increased $35,000,000 revolving line of credit facility. The Company's new credit arrangement with its lending bank has been extended through October 1998. At September 30, 1995, there were no borrowings under the bank line of credit. The Company believes that it has sufficient borrowing capacity to utilize for seasonal cash requirements. Borrowings against the line of credit bear interest at the bank's prime rate or 1 1/2% over LIBOR. The Company also pays a commitment fee of 1/4 of 1% per annum on the unused portion of the line of credit.

The Company occupied its new facility during the June 1995 quarter. During the past year, the Company expended approximately $6.5 million from available cash flow from operations for the construction and outfitting of its new facility. The Company has no additional material commitments for capital expenditures in the next twenty-four months.

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

ITEM 2.  CHANGES IN SECURITIES--NONE
ITEM 3.  DEFAULT UPON SENIOR SECURITIES--NONE
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS--

The Annual Meeting of Shareholders of the Company was held on July 27, 1995. Reference is made to the Company's Proxy Statement furnished to shareholders in connection with the solicitation of proxies in connection with that Annual Meeting. In connection with the annual election of directors, all ten incumbent directors were re-elected with each of Messrs. Edward H. Cohen, Morton E. David, Bernard Goldstein, Michael R. Strange and William H. Turner receiving 6,228,285 votes for their election, with 50,124 votes for their election withheld; Messrs. Leonard M. Lodish, Howard L. Morgan, Jerry R. Schubel, James
H. Simons, and Richard E. Snyder receiving 6,228,275 votes for their election, with 50,134 votes for their election withheld. Other matters voted upon were changes to the Company's Employee Stock Option Plan including an increase from 1,750,000 shares to 2,250,000 shares of the Company's common stock subject to the Plan, which matter passed by a vote of 3,589,957 for, 1,344,945 against and 6,620 abstentions; shareholders ratified the appointment of Feldman Radin & Co., P.C. as auditors for the Company's 1996 fiscal year by vote of 6,271,867 for, 4,500 against, and 2,042 abstentions.

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

                              FRANKLIN ELECTRONIC PUBLISHERS,
                                      INCORPORATED
                                       REGISTRANT

NOVEMBER 2, 1995                /s/ Gregory J. Winsky
________________            ___________________________________________________
Date                        Gregory J. Winsky
                            Senior Vice President,
                            General Counsel
                                (Duly Authorized Officer)

NOVEMBER 2, 1995                /s/ Kenneth H. Lind
________________            ___________________________________________________
Date                        Kenneth H. Lind
                            Vice President, Finance and
                            Treasurer
                                (Chief Accounting Officer)