Form 10-Q
period 1995-12-31
FRANKLIN ELECTRONIC PUBLISHERS INC
filed 1996-02-09
CIK 356841

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended December 31, 1995                  Commission File No. 0-14841

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

  Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X  No
                                    -----  -----

                         COMMON STOCK OUTSTANDING AS OF
                      DECEMBER 31, 1995--7,851,682 SHARES

                      FRANKLIN ELECTRONIC PUBLISHERS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                          December 31, March 31,
                                                              1995       1995
                                                          ------------ ---------
                                    ASSETS
                                    ------
Current Assets:
 Cash and cash equivalents                                  $ 5,937     $21,018
 Accounts receivable, less allowance for doubtful
  accounts of $941 and $859                                  21,921       9,926
 Inventories                                                 33,400      20,916
 Deferred income tax asset                                    1,047       1,622
 Prepaids and other assets                                    1,894       1,958
                                                            -------     -------
 Total Current Assets                                        64,199      55,440
                                                            -------     -------
Property and Equipment                                       11,048       8,111
Goodwill, less accumulated amortization of $629 and $568      1,809       1,870
Other Assets                                                  6,467       5,153
                                                            -------     -------
Total Assets                                                $83,523     $70,574
                                                            =======     =======
                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------
Current Liabilities:
 Accounts payable and accrued expenses                      $19,627     $16,601
Shareholders' Equity:
 Preferred stock $2.50 par value, authorized 10,000,000
  shares, none issued or outstanding                            --          --
 Common stock, no par value, authorized 50,000,000
  shares, issued and outstanding 7,851,682 and 7,710,150
  shares                                                     48,479      47,386
 Retained earnings                                           15,621       6,799
 Foreign currency translation adjustment                       (204)       (212)
                                                            -------     -------
 Total Shareholders' Equity                                  63,896      53,973
                                                            -------     -------
Total Liabilities and Shareholders' Equity                  $83,523     $70,574
                                                            =======     =======

                 See notes to consolidated financial statement

                      FRANKLIN ELECTRONIC PUBLISHERS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNT)

                            Three Months Ended           Nine Months Ended
                               December 31,                December 31,
                         --------------------------- ---------------------------
                                           Pro-Forma                   Pro-Forma
                          1995     1994      1994     1995     1994      1994
                         -------  -------  --------- -------  -------  ---------
Sales                    $34,451  $29,194   $29,194  $80,147  $65,577   $65,577
Cost of Sales             17,749   16,171    16,171   42,716   36,616    36,616
                         -------  -------   -------  -------  -------   -------
Gross Profit              16,702   13,023    13,023   37,431   28,961    28,961
                         -------  -------   -------  -------  -------   -------
Expenses:
 Sales and marketing       6,380    4,626     4,626   13,365    9,882     9,882
 Research and
  development              1,347    1,275     1,275    4,055    3,586     3,586
 General and
  administrative           2,344    1,761     1,761    6,189    4,830     4,830
 Interest (net) and
  investment income          (92)     (50)      (50)    (407)    (164)     (164)
                         -------  -------   -------  -------  -------   -------
                           9,979    7,612     7,612   23,202   18,134    18,134
                         -------  -------   -------  -------  -------   -------
Income from Operations     6,723    5,411     5,411   14,229   10,827    10,827
 Non-operating charges
  to income                  --       --        --       --     1,716       --
                         -------  -------   -------  -------  -------   -------
Income Before Income
 Taxes                     6,723    5,411     5,411   14,229    9,111    10,827
Income Tax (Benefit)
 Provision                 2,555      298     2,056    5,407   (1,220)    4,114
                         -------  -------   -------  -------  -------   -------
Net Income               $ 4,168  $ 5,113   $ 3,355  $ 8,822  $10,331   $ 6,713
                         =======  =======   =======  =======  =======   =======
Net Income Per Share:
 Primary                 $   .50  $   .64   $   .42  $  1.06  $  1.32   $   .85
                         =======  =======   =======  =======  =======   =======
 Fully Diluted           $   .50  $   .63   $   .42  $  1.06  $  1.29   $   .84
                         =======  =======   =======  =======  =======   =======
Weighted Average Common
 Shares and Common
 Equivalents:
 Primary                   8,374    8,002     8,002    8,300    7,854     7,854
                         =======  =======   =======  =======  =======   =======
 Fully Diluted             8,375    8,068     8,068    8,303    8,027     8,027
                         =======  =======   =======  =======  =======   =======

                 See notes to consolidated financial statements

                      FRANKLIN ELECTRONIC PUBLISHERS, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                Common Stock                          Total
                              ------------------  Retained        Shareholders'
                               Shares    Amount   Earnings Other     Equity
                              ---------  -------  -------- -----  -------------
Balance--March 31, 1995       7,710,150  $47,386  $ 6,799  $(212)    $53,973
Issuance of common shares
 under employee stock option
 plan                           144,408    1,335      --     --        1,335
Issuance of shares and
 amortization of deferred
 compensation expense for
 shares issued for services
 net of forfeitures
 (unearned portion $152)         (1,850)      86      --     --           86
Issuance of common shares
 for warrants exercised           7,692       50      --     --           50
Purchase and retirement of
 treasury shares received
 under employee stock option
 plan                            (8,718)    (378)     --     --         (378)
Income for the period               --       --     8,822    --        8,822
Foreign currency translation
 adjustment                         --       --       --       8           8
                              ---------  -------  -------  -----     -------
Balance--December 31, 1995    7,851,682  $48,479  $15,621  $(204)    $63,896
                              =========  =======  =======  =====     =======


                See notes to consolidated financial statements.

                      FRANKLIN ELECTRONIC PUBLISHERS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                           Three Months        Nine Months
                                               Ended              Ended
                                           December 31,       December 31,
                                          ----------------  ------------------
                                           1995     1994      1995      1994
                                          -------  -------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                               $ 4,168  $ 5,113  $  8,822  $ 10,331
 Adjustments To Reconcile Net Income To
  Net Cash Provided By Operating
  Activities:
  Depreciation and amortization               987      670     2,730     2,021
  Provision for losses on accounts
   receivable                                  41      195       116       333
  Loss on disposal of property and
   equipment                                   21      --         96       --
  Write down of fixed assets                  --       --        --        350
  Loss on sales of investment
   securities, net                            --       --        --        101
  Revaluation of investment securities
   to market                                  --       --        --        416
  Accrued retirement                          --       --        --        560
  Deferred income tax benefit                 --       --        575    (1,722)
  Source (use) of cash from change in
   operating assets and liabilities:
   Accounts receivable                     (5,856)  (6,954)  (12,111)  (14,125)
   Inventories                                606    5,862   (12,484)   (3,647)
   Prepaids and other assets                    7      354        64       (71)
   Accounts payable and accrued expenses    2,434   (1,721)    3,026     2,218
                                          -------  -------  --------  --------
 Net Cash Provided By (Used In)
  Operating Activities                      2,408    3,519    (9,166)   (3,235)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments (net) in investment
   securities                                 --       --        --      4,449
  Purchase of property and equipment         (959)  (2,356)   (5,035)   (3,520)
  Proceeds from sale of property and
   equipment                                   21      --        471       --
  Change in other assets                     (903)    (310)   (2,366)   (1,024)
                                          -------  -------  --------  --------
 Net Cash Used In Investing Activities     (1,841)  (2,666)   (6,930)      (95)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common
   shares                                     644      222     1,385     1,013
  Purchase and retirement of treasury
   shares received under employee stock
   option plan                               (378)     --       (378)      --
                                          -------  -------  --------  --------
 Net Cash Provided By Financing
  Activities                                  266      222     1,007     1,013
Effect Of Exchange Rate Changes On Cash      (245)     134         8        22
                                          -------  -------  --------  --------
Increase (Decrease) In Cash And Cash
 Equivalents                                  588    1,209   (15,081)   (2,295)
Cash And Cash Equivalents At Beginning
 Of Period                                  5,349    7,508    21,018    11,012
                                          -------  -------  --------  --------
Cash And Cash Equivalents At End Of
 Period                                   $ 5,937  $ 8,717  $  5,937  $  8,717
                                          =======  =======  ========  ========

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

The financial statements for the periods ended December 31, 1995 and 1994 are unaudited and include all adjustments which, in the opinion of management, are necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

1. PRO-FORMA INCOME STATEMENT

The Company recognized its remaining federal tax benefits applicable to future years in the June quarter of 1994 and, as a result, the Company's earnings beginning in the June quarter of 1995 have been reported on a fully taxed basis. The pro-forma 1994 third quarter and year to date results are reported on a fully taxed basis and exclude the impact of the non-operating charges.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

                         QUARTERLY FINANCIAL HIGHLIGHTS
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNT)

                             Three Months Ended  Nine Months Ended
                                December 31,       December 31,
                             ------------------- -----------------
                               1995      1994      1995     1994
   Reported:                 --------- --------- -------- --------
    Income From Operations:  $   6,723 $   5,411 $ 14,229 $ 10,827
    Net Income:              $   4,168 $   5,113 $  8,822 $ 10,331
    Net Income Per Share:    $     .50 $     .63 $   1.06 $   1.29
------------------------------------------------------------------
   Pro-Forma:(a)
    Income From Operations:  $   6,723 $   5,411 $ 14,229 $ 10,827
    Net Income:              $   4,168 $   3,355 $  8,822 $  6,713
    Net Income Per Share:    $     .50 $     .42 $   1.06 $    .84
------------------------------------------------------------------

(a) The Company recognized its remaining federal tax benefits applicable to future years in the June quarter of 1994 and, as a result, the Company's earnings beginning in the June quarter of 1995 have been reported on a fully taxed basis. The pro-forma 1994 third quarter and year to date results are reported on a fully taxed basis and exclude the impact of the non-operating charges.

--------------------------------------------------------------------------------
RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1995 AS COMPARED WITH DECEMBER 31, 1994:

Net Sales

Sales of $34,451,000 for the quarter ended December 31, 1995 were 18% higher than sales of $29,194,000 for the same quarter one year earlier. Sales of electronic books increased by 17% to $33,336,000 (97% of sales) from $28,432,000 (97% of sales) in the quarter one year ago. Sales increased due to new electronic books such as the BOOKMAN(R) series with revenue gains attributable to the Company's domestic consumer division supported by increased sales by foreign subsidiaries. Royalties from technology licenses increased from 2% of sales to 3% of sales.

Gross Profits

Gross profit margins increased from 45% in the prior year's quarter to 48% as a result of manufacturing cost efficiencies aided by sales of BOOKMAN cards that generally carry higher margins than platforms. As gross profits increased from $13,023,000 in fiscal 1995 to $16,702,000 in the fiscal 1996 December quarter coupled with the increase in sales, the Company experienced a 24% increase in earnings for the third quarter to $4,168,000, $.50 per share, as compared with earnings of $3,355,000, $.42 per share, last year on a comparable basis.

Operating Expenses

Total operating expenses increased to $9,979,000, or 29% of sales, in the current quarter as compared with $7,612,000, or 26% of sales, in the same quarter last year. Sales and marketing expenses increased from $4,626,000 (16% of sales) to $6,380,000 (19% of sales) primarily due to the initiation of a television advertising campaign for BOOKMAN products. Research and development expenses increased to $1,347,000 as compared with $1,275,000 (in both cases, 4% of sales) in the period one year earlier as the Company continued to focus its development efforts on new products for international markets and new titles in the BOOKMAN series. General and administrative expenses increased from $1,761,000 (6% of sales) to $2,344,000 (7% of sales) to support expansion into new markets, such as Germany and Australia.

NINE MONTHS ENDED DECEMBER 31, 1995 AS COMPARED WITH DECEMBER 31, 1994:

Net Sales

Sales of $80,147,000 were 22% higher than sales of $65,577,000 for the comparable period one year earlier. During the period, sales of electronic books increased from $63,190,000 (96% of sales) to $77,492,000 (97% of sales). The increase in sales of electronic books is based on the same factors discussed with respect to quarterly results. Royalties from technology licenses remained at 3% of total sales.

Gross Profits

Gross profits increased from $28,961,000 (44% of sales) to $37,431,000 (47% of sales) as sales and margins increased for the reasons set forth in the three month comparison. As gross margins and sales increased, the Company's net earnings increased to $8,822,000, $1.06 per share, for the nine month period compared with $6,713,000, $.84 per share, on a comparable basis one year earlier.

Operating Expenses

Total expenses increased to $23,202,000 in the period from $18,134,000 last year. Sales and marketing expenses increased by $3,483,000 from last year's level of $9,882,000 (15% of sales) to $13,365,000 (17% of sales) due to increased advertising expenditures and expansion into new markets, such as Germany and Australia. Research and development expenses remained at 5% of sales, increasing to $4,055,000 as compared with $3,586,000 in the period one year earlier as development efforts for new products continued. General and administrative expenses increased to $6,189,000, from $4,830,000 for the reasons set forth in the three month comparison. Interest and investment income increased from $164,000 to $407,000 due to the Company's higher cash position during the period.

CHANGES IN FINANCIAL CONDITION

Inventories increased from $20,916,000 at March 31, 1995 to $33,400,000 at the end of the third fiscal quarter due to planned inventory build-up in anticipation of increased sales in the Christmas quarter, negatively impacted by the sluggish consumer market in the United States and work stoppages in France. Inventories also increased as a result of planned production of new products for new markets. Cash and cash equivalents decreased to $5,937,000 from $21,018,000 at March 31 as cash was employed to support seasonal inventory build-up, accounts receivable increases and construction and outfitting of the Company's new facility. Accounts receivable increased from $9,926,000 at March 31 to $21,921,000 at December 31, 1995 in line with seasonally higher third quarter sales. Current liabilities were $19,627,000 at the end of December due to heightened seasonal activity as compared with $16,601,000 at the end of the Company's last fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of liquidity over the last three fiscal years was cash flow from operations. Management believes that cash flow from operations and its bank line of credit will be adequate to provide for the Company's liquidity and capital needs for at least the next fiscal year. In order to accommodate seasonal inventory and accounts receivable buildup, the Company may finance its day to day operations by drawing down advances against a recently increased $35,000,000 revolving line of credit facility. The Company's credit arrangement with its lending bank extends through October 1998. At December 31, 1995, there were no borrowings under the bank line of credit. The Company believes that it has sufficient borrowing capacity to utilize for seasonal cash requirements. Borrowings against the line of credit bear interest at the bank's prime rate or 1 1/2% over LIBOR. The Company also pays a commitment fee of 1/4 of 1% per annum on the unused portion of the line of credit.

The Company expended approximately $6.5 million from available cash flow from operations for the construction and outfitting of its new headquarters in New Jersey during its 1995 and 1996 fiscal years. The Company has no material commitments for capital expenditures in the next twenty-four months.

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

                              FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                                               REGISTRANT

FEBRUARY 8, 1996                /s/ Gregory J. Winsky
Date                        ___________________________________________________
                            Gregory J. Winsky
                            Senior Vice President,
                            General Counsel
                                (Duly Authorized Officer)

FEBRUARY 8, 1996                /s/ Kenneth H. Lind
Date                        ___________________________________________________
                            Kenneth H. Lind
                            Vice President, Finance and
                            Treasurer
                                (Chief Accounting Officer)