Form 10-K
FRANKLIN ELECTRONIC PUBLISHERS INC
filed 1996-06-10
CIK 356841

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE FISCAL YEAR ENDED               COMMISSION FILE NUMBER
            MARCH 31, 1996                             0-14841

                 FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
          (EXACT NAME OF THE REGISTRANT AS SPECIFIED IN ITS CHARTER)

             PENNSYLVANIA                            22-2476703
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

             ONE FRANKLIN PLAZA, BURLINGTON, NEW JERSEY 08016-4907
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (609) 386-2500
                        (REGISTRANT'S TELEPHONE NUMBER)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK, NO PAR VALUE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X    No
                                   ---     ___

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of June 4, 1996, approximately 7,888,000 shares of common stock of the registrant were outstanding and the aggregate market value of common stock held by non-affiliates was approximately $154,000,000.

  The registrant's Proxy Statement for its 1996 annual meeting of stockholders is hereby incorporated by reference into Part III of this Form 10-K.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                  FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

   INDEX TO ANNUAL REPORT ON FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE
                      COMMISSION YEAR ENDED MARCH 31, 1996

                               ITEMS IN FORM 10-K

                                                                            PAGE
                                                                            ----
 PART I
 Item 1.  BUSINESS.......................................................     1
 Item 2.  PROPERTIES.....................................................    10
 Item 3.  LEGAL PROCEEDINGS..............................................    10
 Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............    10

 PART II

 Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.......................................................    11
 Item 6.  SELECTED FINANCIAL DATA........................................    12
 Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS.........................................    13
 Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................    17
 Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE..........................................    31

 PART III

 Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............    31
 Item 11. EXECUTIVE COMPENSATION.........................................    31
 Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.    31
 Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................    31

 PART IV

 Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-
           K.............................................................    31
 Signatures...............................................................   33

                                    PART I

ITEM 1. BUSINESS

     Franklin Electronic Publishers, Incorporated ("Franklin" or the "Company") believes it is the world's largest designer, developer and publisher of electronic books, having sold more than twelve million units since 1986. The Company's electronic books are hand-held, battery-powered devices that incorporate the text of a reference work or database and permit the user to read selected portions on a display screen. The Company owns or has licenses to publish in electronic hand-held format more than 200 titles, including monolingual and bilingual dictionaries (such as Merriam-Webster's Tenth Collegiate Dictionary), the Bible, encyclopedias (such as the Concise Columbia Encyclopedia), entertainment-oriented publications (such as Parker's Wine
Guide and Betty Crocker's Cookbook), educational publications and medical publications (such as the Physicians' Desk Reference).

     The Company marketed its first electronic book, the Spelling Ace(R), in 1986. The Company believes that the Spelling Ace was one of the first electronic books marketed in the United States. Beginning in 1987, Franklin began marketing increasingly sophisticated electronic book versions of thesauruses and dictionaries and, in 1989, the Holy Bible. Franklin's early lines of electronic books were marketed exclusively in a dedicated format, with each unit containing one built-in title.

     In 1992, the Company developed a more flexible platform, the Digital Book System(R) product. Instead of having built-in titles, the Digital Book System contained slots into which users could insert separate titles contained in integrated-circuit read-only memory ("IC-ROM") cartridges. Franklin began marketing its library of reference works in the IC-ROM card format to customers of this flexible platform and is still actively marketing its medical publications in this format.

     In January 1995, the Company introduced its flagship BOOKMAN(R) product line. Each BOOKMAN unit is a platform that contains a built-in database of one of the Company's more popular titles, such as a general purpose dictionary, a version of the Bible or an encyclopedia, and permits simultaneous access from the platform to a maximum of two additional reference works contained in razor-blade sized IC-ROM cartridges inserted into slots on the back of the unit. The Company now markets many of its electronic books in the IC-ROM cartridge format for insertion into the cartridge slots on the BOOKMAN platform. With the introduction and expansion of the BOOKMAN line, the Company has derived, and expects to continue to derive, an increasing proportion of its revenues from the sale of IC-ROM cartridges, which generally have higher gross profit margins than the Company's dedicated products.

     The Company was incorporated in 1983 in the Commonwealth of Pennsylvania as the successor to a business commenced in 1981. The Company's principal executive offices are located at One Franklin Plaza, Burlington, New Jersey 08016-4907, and its telephone number is (609) 386-2500.

COMPETITIVE ADVANTAGES

     The Company believes that it has the following competitive advantages:

  Strong Global Position

     The Company believes that it has a dominant market share in electronic book publishing in the United States, the United Kingdom, Canada and Australia and the leading market position in France.

  The Company has licensed from publishers the electronic hand-held rights to more than 200 titles and actively seeks to add new titles. The Company believes that it has rights to more titles than any of its competitors in the electronic book market. The Company has obtained such licenses from a variety of publishers, including, among others, Bertelsmann Lexicon Verlag ("Bertelsmann"), the Columbia University Press, Hachette S.A. ("Hachette"), Harper/Collins Publishers Ltd. ("Harper/Collins"), Little, Brown and Co., Inc., McGraw-Hill, Inc. ("McGraw-Hill"), Merriam-Webster, Inc. ("Merriam-Webster"), the Oxford University Press, Simon & Schuster Consumer Group ("Simon & Schuster") and the American Medical Association.

     The Company markets its products through a broad array of distribution channels. In the United States alone, Franklin's books are sold in over 30,000 retail establishments, including Radio Shack, Wal-Mart, K-mart, Service Merchandise, Office Max and Staples.

  Technological Leadership and New Product Development

     The Company believes its ability to compress data and to design systems that permit quick and efficient information retrieval has enabled it to maintain a strong market position. Additionally, Franklin's expertise in IC-ROM technology allows it to store more data in smaller, less expensive memory chips, thereby reducing the overall cost and size of its products while retaining the capacity for rapid retrieval of compressed data in a low power, low cost environment.

      The Company commits substantial resources to technological innovation and product development. Since the introduction of the Spelling Ace in 1986, the Company has developed and introduced a substantial number of variations of its platforms, introduced its titles in new interchangeable cartridge format, and adapted certain personal computer application software programs to its platforms.

     The Company implements cost reduction programs for hardware platforms on which its books are published, including custom designs of very large scale integrated circuits ("VLSI"s). This permits the Company to offer cost-reduced platforms at increasingly lower prices while maintaining its gross margins.

  New BOOKMAN Products

     The Company believes that BOOKMAN products have the potential to set an industry standard for hand-held electronic publishing. The advantages of the card format are flexibility of interchangeable databases incorporated in IC-ROM cards and the ability to update information contained in the IC-ROM cards. Additionally, the card format has economies that are important for smaller IC-ROM card production runs which enable the Company to publish profitable electronic versions of books that do not have mass market appeal, such as commercial, technical or proprietary publications commissioned by third parties.

  Brand Name Recognition and Reputation for Quality

     The Company's books enjoy a reputation for quality that results from their content, hardware design and easy-to-use applications. Franklin's products have won several awards including the Electronics Industries Association's Consumer Electronics Group Design and Engineering Award and the French Sippa d'Or Trophy.

BUSINESS STRATEGY

     The Company's strategy is to leverage its leading market position with new products and to expand further internationally. The principal elements of Franklin's strategy are as follows:

  Popularizing BOOKMAN Products

     The Company's sales and marketing emphasis will be on generating mass market interest in BOOKMAN products in order to achieve the Company's goal of making the BOOKMAN platform the industry standard for hand-held electronic book publishing. As part of this emphasis, the Company recently began television advertising campaigns on national and religious cable networks and on spot TV, as well as a print advertising campaign.

 Product Expansion in BOOKMAN Format

     The Company intends to increase significantly the number of titles available for the BOOKMAN format by introducing new titles and by converting titles from its current library to the built-in BOOKMAN unit and IC-ROM cartridges for the BOOKMAN platform. A number of these titles will be aimed at international and certain special markets, including educational, medical and industrial markets. A substantial portion of the Company's research and development expenditures will be used for the development of new titles on IC-ROM cartridges for the BOOKMAN platform.

     In addition, the Company plans to expand the applications for its BOOKMAN products by entering into joint ventures with developers of software and hardware products. In September 1995, Franklin launched Pocket Quicken, a mobile financial tracking product introduced jointly with Intuit, Inc. The Company has also reached agreements with Starfish Software to develop that company's Sidekick (organizer) application for use on a BOOKMAN unit and with Davidson & Associates to develop that company's Math Blaster diskette-based programs for use on a BOOKMAN unit. In an initial effort to license BOOKMAN product-related technology to other consumer electronic manufacturers, Franklin has entered into an agreement with Brother International Corporation whereby certain of Brother's word processors are being manufactured with slots which will accept BOOKMAN IC-ROM cards and will access and display information contained therein.

  International Expansion

     Historically, the Company's international sales were made exclusively through a network of independent distributors. Commencing in 1992, the Company began to market its products directly in selected international markets by establishing wholly-owned, local subsidiaries. The Company's United Kingdom subsidiary, established in 1992, markets and distributes British English versions of its books in the United Kingdom; its French and Canadian subsidiaries, which commenced operations in 1994, and its German and Australian subsidiaries, which commenced operations in 1995, market and distribute books from the Company's existing library of titles as well as new books developed for those markets. The Company has recently commenced direct operations through a subsidiary in Mexico, and has announced plans to commence operations through subsidiaries in Columbia and Argentina in 1996. The Company intends to expand the number of countries in which it markets and anticipates that its international sales will continue to grow as a percentage of total sales.

  Product Development for Special Markets

     In addition to distributing its books to a broad range of consumers through catalogs and department, specialty, chain and discount stores, the Company also attempts to market to specific industries and market segments. The
Company has formed separate divisions to market its books in the medical and educational markets. Franklin has successfully produced digital book versions of product catalogs for the Allen-Bradley Company, a division of Rockwell, an electronic index for windshield wiper replacement blades for Pylon
Manufacturing Corp., a subsidiary of MascoTech, Inc., a custom electronic index to the Encyclopedie Bordas, a French encyclopedia published by Societe Generale, and bilingual learners' dictionaries in Arabic and Hebrew.


PROCESS OF PUBLISHING ELECTRONIC BOOKS

     The process of publishing electronic books is analogous in many ways to the process of publishing print books. For example, just as a traditional book publisher acquires a manuscript, the development of an electronic book normally commences with the Company's acquisition of rights to a reference work or database which it has identified for one or more proposed books. The Company generally licenses the use of such reference works or databases for IC-ROM electronic book format.

     Although databases are usually delivered to the Company in electronic form, the Company thoroughly reviews and cleans the data by removing errors in preparation for publication. This process is analogous to a traditional book publisher proofreading a manuscript. The data must then be analyzed and compressed to economically store it in as small an IC-ROM chip as possible and the Company must design systems to retrieve information quickly from its compressed state. Similar to a traditional book publisher editing a manuscript and preparing a detailed index, the Company then designs the user interface, which permits the user of a product to locate and read the desired data quickly and intuitively. The Company has developed proprietary software tools, utilities, custom databases and systems which substantially reduce the time involved in completing these tasks and aid in the more efficient development of semi-standard software systems embedded in the electronic work.

     A prototype chip containing the compressed data and interface software is then carefully tested before IC-ROM chips are produced. To complete the product, the chips are assembled in a hardware platform or in an IC-ROM card, similar to a traditional book publisher printing and binding a hard copy book.

TITLES

  Franklin currently markets more than 250 electronic books which includes books for its BOOKMAN or Digital Book System platforms or on IC-ROM cards for the BOOKMAN and Digital Book System platforms in various categories including thesauruses, dictionaries, bilingual dictionaries, the Bible, the Total Baseball Encyclopedia, the Concise Columbia Encyclopedia and educational and medical publications. Different versions of the Company's books use different databases and provide various levels of functionality.

 Dictionaries

  Franklin's electronic spelling books (the "Spelling Ace") operate as phonetic spelling error detectors and correctors, puzzle solvers, word list builders and word finders. These books permit the user to obtain the correct spelling of a word that the user does not know how to spell correctly. For example, if the user phonetically types in "krokodyl," the book will display a list of seven words including, as the first choice, "crocodile." The Company markets various versions of the Spelling Ace incorporating different databases. The most popular version is based on a list of over 80,000 American English words licensed to the Company by Merriam-Webster, and a children's version is based on the word list from Webster's Elementary Dictionary. Several versions directed to children and the English as a Second Language ("ESL") markets are sold with a companion hard copy dictionary to which the electronic book serves as an index.

  The Company's electronic thesaurus line (the "Wordmaster(R)") provides phonetic spelling features, and also acts as a thesaurus once a word is found. For example, if a user enters the word "baffled," the thesaurus will display eleven different synonyms, including "frustrated," "disappointed" and "foiled." The most popular version of the Wordmaster contains over 496,000 synonyms and 77,000 thesaurus definitions for each of the more than 80,000 entry words from Merriam-Webster's Collegiate Thesaurus.

  The Company's top-of-the-line electronic dictionary is the BOOKMAN Merriam-Webster's Collegiate Dictionary which contains over 195,000 words and their definitions, parts of speech, hyphenation points and different word forms (inflections). All of the Company's electronic dictionaries provide phonetic spelling correction and many provide thesaurus features as well.

  The Company markets versions of its dictionaries that include speech synthesis circuitry (based on text to speech technology in which algorithms are used to convert electronic impulses into sound) which allows the Company's products to pronounce, in computer generated speech, relevant words contained in the various databases. The Company is currently developing audible products that use digitally recorded and compressed speech, which sounds more like a human voice.

  The Company's line of products also includes bilingual dictionaries. Each contains more than 200,000 words in both English and either Spanish, French, German, Arabic, Hebrew or Korean, and each provides complete translations, definitions, verb conjugations and a gender guide, and plays a variety of language learning games to help teach the language. The Spanish/English dictionary is marketed in versions with and without speech synthesis for both Spanish and English words. Each of the other bilingual dictionaries is equipped with speech synthesis for the English words. The Company currently markets a French/German dictionary and currently is developing bilingual dictionaries for several other languages, including other language pairs that do not include English, such as German/Russian and French/Spanish.

  Franklin has a speaking dictionary designed to facilitate use by blind, visually impaired or learning disabled individuals, as well as others with special needs. This dictionary incorporates speech technology which pronounces every word at user adjustable volumes and speeds. In addition, this dictionary is equipped with full audio feedback, which allows every key on the keyboard to speak its letter or function. Other features include a keyboard with high-contrast lettering and raised locator dots, a large high-contrast screen with adjustable fonts and headphones.

 The Bible

  Franklin's electronic Holy Bible is a hand-held edition of the entire text of the Bible, which allows for retrieval of text by searches based on single words, word groups or synonyms. For example, a search for the words "valley" and "shadow" will retrieve the Twenty-third Psalm. Because of its built-in ability to conduct full-text word searches, the Franklin Bible is a fully automated concordance. The Company sells the Bible on its BOOKMAN platform and on IC-ROM cards designed for use with its BOOKMAN platform. The Company sells both the King James and the New International versions of the Bible, as well as a children's version of the Bible, and markets a Bible question-and-answer IC-ROM card. The Company has licensed and is in the process of producing electronic versions of a Spanish language Bible, the Reina Valera edition, and a German language
Bible that is commonly known as the Luther Bible.

  Entertainment Titles

     Franklin's Total Baseball Encyclopedia provides year-by-year batting and pitching statistics for every team and player in the National and American Leagues from 1876 through the most recent season. The Total Baseball Encyclopedia also provides year-by-year team batting and pitching totals, plus complete rosters and biographical information on every player. It also has the capacity, because of its database architecture, to create custom lists or ratios. For example, a search for the National League pitcher who had the lowest ratio of hits to innings pitched in the decade of the 1980's will yield Sid Fernandez. Similarly, a search for a list arranged by number of stolen bases of all players weighing at least 250 pounds yields two players: Frank Howard (eight) and Joey Meyer (one). The Company is selling a version of the Total Baseball Encyclopedia which includes statistics for the 1995 season.

     The Company sells a Crossword Puzzle Solver electronic book which provides correct spelling for over 250,000 words and phrases from Merriam-Webster's Official Crossword Puzzle Dictionary for use by word puzzle enthusiasts. The Company has also produced The Official Scrabble Players' Dictionary, Parker's Wine Guide, an authoritative guide to wines and vineyards, the Bartender's Guide, a popular book of cocktail recipes from Penguin Books, and Betty Crocker's Cookbook.

  The Concise Columbia Encyclopedia and Bartlett's Familiar Quotations

     The Company has developed and markets a hand-held general usage encyclopedia which contains the entire text of the Concise Columbia Encyclopedia. The electronic encyclopedia allows for rapid search of the entire text by single words, word groups or synonyms. Special features include phonetic-based spelling correction, hypertext, bookmarks to return quickly to often used entries, a filtering search feature that facilitates narrowing searches by subject, region or time period, and an assortment of factual quizzes.

     The Company has developed and markets a BOOKMAN card containing the 16th Edition of the renowned reference work Bartlett's Familiar Quotations under license from Little, Brown & Co. The BOOKMAN version of Bartlett's Familiar Quotations contains over 20,000 famous quotations by over 2,500 authors that are searchable by key word, time period, or author.

  International Titles

     Beginning in 1987, the Company developed and produced British English versions of its American English electronic books for international markets, especially the United Kingdom and Australia, such as an electronic spelling book based on a list of over 70,000 words licensed from Harper/Collins and a children's dictionary incorporating a database from the Oxford Children's Dictionary. The Company has similarly developed monolingual electronic books for the French market using databases licensed from Hachette. The Company also has developed new electronic books for sale in the German-speaking market and a Spanish monolingual dictionary for Spain and South America. In addition, the Company has entered into an agreement pursuant to which Bertelsmann has granted the Company the right to publish electronic books based on a number of Bertelsmann's books. The Company believes that it will derive a greater portion of its revenues from international sales in fiscal 1997 and beyond than in prior years.

  Medical Publications

     In 1992, the Company introduced the Digital Book System, a shirt-pocket sized electronic book platform with two empty slots that accept interchangeable IC-ROM cards. The Digital Book System has been successful in the medical market and the Company sells a number of medical books for the Digital Book System, such as the Pocket PDR containing data from the Physicians' Desk Reference. Franklin's Digital Book library includes other medical titles, including the Handbook of Adverse Drug Interactions, the Washington University Manual of Medical Therapeutics, Harrison's Principles of Internal Medicine Companion Handbook, The Merck Manual and the Guide to Antimicrobial Therapy. The Company also markets Franklin's SmartCoder, which is an electronic book that contains diagnostic and procedural codes required for medical billing and reimbursement.

  The Company is producing its first offering for the nursing market in the United States, a BOOKMAN version of the print book Nursing Diagnoses:
Definitions and Classifications, a reference text that clarifies and defines medical conditions specific to nursing from the North American Nursing Diagnoses Association (NANDA). The Company has licenses to develop other nursing databases for BOOKMAN cards, such as Nursing 97 Drug Handbook from the Springhouse Corporation. The Company has produced an electronic formulary for HIP/Rutgers Health Plan and intends to develop additional products for the managed care business based on the model of that formulary. An electronic formulary offers physicians in the group instant access to drug information and disease management algorithms in a hand-held unit.

 English as a Second Language Products

  The Company has produced bilingual electronic learners' dictionaries based on the Oxford Students' Dictionary of Current English that have English definitions in simplified language. These learners' dictionaries are intended to aid native Arabic, Hebrew, and Korean speakers to learn English as a second language. The Company has under production an ESL product intended to teach proper pronunciation of English language words. Speak English! (TM) is a hand-held electronic tutor that utilizes digitally recorded and compressed speech technology to pronounce a basic vocabulary of English words for the ESL student and provides identification of words through the use of graphic images. The user will be able to speak into a microphone built into the electronic book, which will record and play back the user's pronunciation of a word as well as the proper pronunciation stored in the product, thereby allowing the user to compare the two pronunciations and correct his or her pronunciation as appropriate. Speak English! is expected to ship in the first half of the Company's 1997 fiscal year. The Company has under development additional products for the ESL marketplace, including topically-based (for example, words used in travel or business) versions of Speak English!.

 Personal Information Management Products

  The Company sells BOOKMAN Pocket Quicken, a mobile financial tracking product introduced jointly with Intuit, Inc. BOOKMAN Pocket Quicken is sold with a connectivity package that includes Quicken Connect, a diskette-based software program that allows the user to upload and download data between the BOOKMAN Pocket Quicken platform and a Quicken application program running on a desktop personal computer.

  Under license from Starfish Software, Franklin is producing a line of hand-held electronic organizers under the Sidekick label in BOOKMAN format that are compatible with the popular Sidekick application program running on a desktop personal computer. The products utilize flash ROM memory produced by Intel Corporation used to store user-entered information. The BOOKMAN Sidekick line of products allows for connectivity between the BOOKMAN platform and a Sidekick application program running on a personal computer to provide for upload and download functionality.

 Other Imprints

  The Company has lines of products targeted to sell at lower price points under the Next Century(R) and Systech (TM) imprints. These products, which contain a single dedicated title, include spelling correctors and thesauruses for sale both in the domestic consumer market and in France, the United Kingdom and Australia.

ACQUISITION OF DATABASES

  The Company maintains an active program to acquire, commission or develop internally databases that it believes are capable of being effectively adapted to the electronic book format and that can be positioned and marketed by it in the electronic book market. The Company also receives requests to develop books incorporating specific databases from third-party licensors and customers.

  The Company generally obtains a long-term license from the owner of the database and pays the owner a recoupable advance, followed by the payment of royalties based on sales.

RESEARCH AND DEVELOPMENT

     The Company has a group of approximately 100 persons that performs research and development relating to new electronic books as well as improvements to existing books. The group also conducts ongoing research in connection with the development of new software for the Company's books, and with respect to more efficient ways to compress the information contained in the databases incorporated in the Company's electronic books into the smallest and least costly IC-ROM chips. The Company also focuses its development efforts on creating new hardware platforms for the Company's electronic books. For example, the BOOKMAN and Digital Book System technologies were developed by the Company's internal research and development group.

     The Company maintains a full-time internal development group of hardware and software engineers dedicated to the critical function of developing VLSIs that integrate both general purpose microprocessors and custom design circuits for electronic books. Through this extensive effort the Company is able to reduce the cost of components for its products on an ongoing basis.
 The Company regularly engages in programs to redesign its electronic book platforms and to develop new VLSIs for its products.

     The Company is currently developing products utilizing digitally recorded and compressed speech technology, which are intended to help the user learn proper English pronunciation. The Company intends to focus its efforts regarding these products in the ESL market.

     The Company's efforts in research and development of hardware and software focus on the Company's practice of customizing its hardware platform for use with specific content or particular software. This allows the Company to maximize the functionality of its products and reduce costs.

     During fiscal 1996, 1995 and 1994, the Company spent approximately $5.5 million, $5.2 million and $4.2 million, respectively, on research and development.

MANUFACTURE AND DISTRIBUTION

     The Company arranges for the assembly of its books by placing purchase orders with established third-party manufacturers in China, Malaysia, Thailand, the Philippines and Indonesia. The Company believes that it could locate alternate manufacturers for its books if any of its current manufacturers is unable, for any reason, to meet the Company's needs.

     The Company designs certain custom integrated circuits, which are manufactured by third parties for use in the Company's electronic books. Franklin also creates the mechanical, electronic and product design for its hardware platforms and designs and owns the tools used in the manufacture of its books. The Company's electronic books are based on general purpose microprocessors, general purpose static random access memory chips and custom-designed IC-ROM chips. The Company designs VLSIs that integrate both general purpose microprocessors and custom-designed circuits in order to reduce the cost of the components in its platform. In order to minimize the effect of any supplier failing to meet the Company's needs, the Company generally attempts to source these parts from multiple manufacturers. In those cases where the Company chooses to use a single source for economic reasons, alternative suppliers are generally available.

     The Company utilizes its offices in Hong Kong and Tokyo to facilitate component procurement and manufacturing and to conduct on-site inspection by Company personnel of electronic books. The Company's electronic books are generally shipped at the Company's expense to its facility in New Jersey, where the Company maintains an inspection, quality control and warehousing operation for distribution in the United States, and to similar facilities in Europe and elsewhere for its foreign operations.

SALES AND MARKETING

     Franklin's electronic books are marketed domestically through the Company's own sales and marketing force and through independent sales representative organizations, which are supervised by the Company's internal sales department.

 Consumer Sales

  Franklin's books are sold in over 30,000 retail establishments in the United States. These are comprised of mass market retailers, discount chains, bookstores, independent electronic stores, department stores and catalog companies such as The Sharper Image. Consumers can also order BOOKMAN products and cartridges directly from Franklin by calling 1-800-BOOKMAN.

  The Company sells through several large retail chains, including Radio Shack, Wal-Mart, K-mart, Service Merchandise, Office Max and Staples. Sales to Radio Shack have accounted for approximately 10% and 11% of the Company's revenues in fiscal 1995 and 1994, respectively. During fiscal 1996, no customer accounted for more than 10% of the Company's revenues.

  Franklin commonly participates in and provides financial assistance for its retailers' promotional efforts, such as in-store displays, catalog and general newspaper advertisements. The Company promotes its electronic books with advertisements in magazines and newspapers and on television and radio. The Company also displays its publications at trade shows, including the Consumer Electronics Show, and advertises in trade magazines. The Company indirectly benefits from general market awareness of the databases incorporated in its books.

 International Sales

  The Company sells its electronic books worldwide through its wholly-owned, local subsidiaries and a network of independent distributors. International sales accounted for 30%, 28% and 14% of the Company's sales during fiscal 1996, 1995 and 1994, respectively. Franklin's subsidiary in the United Kingdom, which commenced operations in August 1992, markets and distributes British English versions of its books in the United Kingdom. The Company's subsidiaries in France and Canada, which commenced operations in 1994, and its subsidiaries in Germany and Australia, which commenced operations in 1995, market and distribute the Company's books, including new books developed for these markets. The Company has recently commenced operations through a subsidiary in Mexico, and has announced plans to commence operations through subsidiaries in Columbia and Argentina in the current fiscal 1997 year. In each of these countries, the Company marketed its products through distributors prior to direct marketing through subsidiaries.

 Medical Sales

  The Company's Medical Division focuses its development and sales efforts on the Digital Book System for the medical professional market which requires the delivery of massive, complicated information rapidly in a highly portable format. This Division has licensed databases from respected medical publishers for that purpose. Sales efforts of the Medical Division are augmented by co-marketing efforts with the Company's licensors of medical databases. The Company's Medical Division has developed products for the managed care business, such as an electronic formulary for HIP/Rutgers Health Plan. An electronic formulary offers physicians in the group instant access to drug information and disease management algorithms in a hand-held unit. The Company's SmartCoder card for the Digital Book System retrieves diagnostic and procedural codes required for medical billing and reimbursement based on information licensed to the Company from the American Medical Association.

  The Company intends to develop a line of BOOKMAN products for use by nurses in the United States, and is producing a BOOKMAN platform that contains Nursing Diagnoses: Definitions and Classifications.

  The Company intends to enter the expanding consumer market for medical information by publishing general medical books in the BOOKMAN format. The Company has already published the Parents' Emergency Medical Guide. In addition, the Company intends to release in June 1996 the PDR Family Guide to Prescription Drugs.

 Education Sales

  The Company's Franklin Learning Resources division is dedicated to the sale of electronic books directly to educators and school systems throughout the United States. The Company's electronic books are in use in over 20,000 United States schools. In addition, custom curriculae are created around the books to meet school requirements.

  Custom Electronic Book Publishing Sales

     The Company has created commercial or industrial applications of the Digital Book System as a data delivery device for corporate information used by employees or customers of corporations, such as an electronic index of windshield wiper replacement blades for Pylon Manufacturing Corp. and the PocketView Digital Book developed and recently updated for Allen-Bradley Company. The Company produced for Societe Generale a custom electronic index to its popular Encyclopedie Bordas and has produced three updated versions of the index and one new product based on the encyclopedic work Memories of the Twentieth Century. The Company's development of the electronic formulary for HIP/Rutgers is the first custom publication undertaken by the Company in the medical arena. The Company continues to pursue opportunities for custom versions of its products.

PATENTS, TRADEMARKS AND COPYRIGHTS

     The Company owns over twenty-one United States utility and design patents on its electronic books and a number of international patents on its products. The Company actively pursues the acquisition and enforcement of patent rights and, in furtherance thereof, maintains an ongoing program to apply for and prosecute patent applications and to enforce its rights in patents that issue therefrom.

     Franklin owns certain trademark rights, including "Franklin(R)", "Bookman(R)", "Spelling Ace(R)", "Wordmaster(R)", "Digital Book System(R)" and "Next Century(R)" in the United States and various foreign countries.

     Copyrights to certain word lists incorporated in the Company's electronic books are the property of the Company's licensors. The Company owns copyrights in certain programs and algorithms used in, as well as the compilations of, its electronic books.

COMPETITION

     The Company is the market leader for hand-held, IC-ROM-based electronic books. The Company's main domestic competitor in the electronic book category is Seiko Instruments USA Inc., which markets spelling correctors, thesauruses, dictionaries and a Spanish translator. The Company believes it has various degrees of competition at different price points in the consumer market. The Company's major competitor, Seiko, focuses primarily on the modestly-priced end of the market. The Company's main international competitor is EuroTronics, which markets monolingual spelling correctors, thesauruses and dictionaries in France and Berlitz translators in Europe.

     A number of prominent electronics manufacturers, including Sharp Electronics Corporation, Casio, Apple Computer, Inc. and Hewlett-Packard Company, market palmtop personal organizer products, personal digital assistants or general usage personal computers that offer varying degrees of electronic reference capabilities.

     Competitive factors are product quality and reliability, functionality, price, performance, speed of retrieval, quality of underlying databases, quality of spelling correction, portability, marketing and distribution capability, service and corporate reputation. The Company believes it is the leader in respect of each such factor.

     The Company's books enjoy a reputation for quality resulting from their content, hardware design and easy-to-use applications. The Company's books are characterized by their capacity to permit the user to define the kind of information being sought and to provide information responsive to the user's request.

     The Company is committed to the use of solid state IC-ROM technology for its electronic books. Competitors have, in the past, introduced products based on other technology. Certain electronic book products, such as the Sony Data Discman, employ compact disk read only memory ("CD-ROM") technology. The Company believes that the advantages of IC-ROM technology--absence of moving parts, speed of retrieval of information, small size, low cost and low power consumption--make for a preferable portable electronic book product for users. Although IC-ROM is far more expensive per byte than CD-ROM, the Company believes that its advantages outweigh its disadvantages in portable applications.

  While the Company has used IC-ROM technology in its products for the past ten years, many manufacturers have recently commenced its use in personal digital assistants and lap-top computers. In addition, IC-ROM technology is now being used in digital film and audio recording. The Company believes that its experience and expertise in the use of IC-ROM technology in its electronic book products will position it for the use of that technology in other products as well.

SOFTWARE LICENSING

  The Company designs linguistic software that performs spelling error detection and correction, thesaurus and dictionary functions in conjunction with databases of words in 20 languages and dialects. The Company's subsidiary, Proximity Technology Inc., markets this software for use in typewriters and word-processing and computer products, including CD-ROM and internet products. The Company competes with INSO, Inc. in respect of these software products. The Company's revenues from software licensing have been approximately 3% of total revenues in recent years.

EMPLOYEES

  As of April 30, 1996, the Company employed approximately 245 persons in the United States and approximately 65 persons abroad. None of the Company's employees is represented by a union. The Company believes its relations with its employees are satisfactory.
- --------
Betty Crocker's is a trademark of General Mills, Inc.; Merriam-Webster's and Collegiate are trademarks of Merriam-Webster, Inc.; Physicians' Desk Reference and Pocket PDR are trademarks of Medical Economics Data, a division of Medical Economics Company, Inc.; PocketView is a trademark of Allen-Bradley Company, Inc.; Quicken, Quicken Connect, and Pocket Quicken are trademarks of Intuit Inc.; Math Blaster is a trademark of Davidson & Associates, Inc.; Scrabble is a trademark of Hasbro, Inc.; Total Baseball is a trademark of Total Baseball, Inc.; Sidekick is a trademark of Starfish Software, Inc.

ITEM 2. PROPERTIES

  Franklin has completed the construction of its new 90,000 square foot corporate headquarters in Burlington, New Jersey. The Company believes this new facility will satisfy its foreseeable needs for office, laboratory and warehousing space.

ITEM 3. LEGAL PROCEEDINGS

  In April 1995 Berkeley Speech Technologies ("Berkeley") filed a declaratory judgment action in the United States District Court for the Northern District of California to invalidate one of Franklin's registered copyrights, which action also demands monetary damages. Franklin filed a counterclaim against Berkeley for infringing Franklin's registered copyright and for breach of contract. The Company believes that Berkeley's action is without merit and intends vigorously to defend this action and prosecute its counterclaims. The Company believes that the resolution of this matter will not have a material adverse effect on its financial condition or results of operations.

  The Company is subject to litigation from time to time arising in the ordinary course of its business. The Company does not believe that any such litigation is likely, individually or in the aggregate, to have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS--NONE

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                   AGE    POSITION
- ----                   ---    --------
Morton E. David         59    Chairman of the Board, President and Chief Executive Officer; Director
Michael Kemp            48    Managing Director, Franklin Europe
Kenneth H. Lind         43    Vice President, Finance, and Treasurer
Barry J. Lipsky         45    Vice President, Manufacturing
Michael R. Strange      48    Executive Vice President; Director
Toni M. Tracy           47    Vice President, Publisher Relations
Gregory J. Winsky       46    Senior Vice President

 .  Mr. David joined the Company in May 1984 as Chairman of the Board of
   Directors and Chief Executive Officer. Mr. David was Chairman and Chief Executive Officer of Mura Corporation, a manufacturer of portable audio products, cordless telephones and parts for the electronic industry from 1976 to 1984 and, prior thereto, was the chief financial officer of Dynamics Corp. of America, a diversified manufacturing company. Mr. David is a director of Standard Motor Products Inc., a manufacturer of automotive parts.

 . Mr. Kemp joined the Company in 1992 as Managing Director of its sales and marketing subsidiary in the United Kingdom, Franklin Electronic Publishers
   (UK) Ltd. He was named Managing Director of the Company's European Operations in 1994. From 1983-1991, he was Marketing Director of Venture Marketing Ltd., a marketer of consumer electronics products.

 . Mr. Lind joined the Company in March 1983 and was elected Controller of the Company in May 1984, Treasurer in October 1984 and Vice President in
   January 1986. From 1977 to 1983, Mr. Lind was associated with Coopers & Lybrand.

 . Mr. Lipsky joined the Company as Vice President in February 1985. From 1972 to 1985, Mr. Lipsky was Vice President of Manufacturing of Mura
   Corporation.

 . Mr. Strange has been an executive officer of the Company since 1984 and Executive Vice President of the Company since 1985. From 1982 to 1983, Mr. Strange was Vice President of Manufacturing at Metrologic Instruments, a manufacturer of bar-code scanning equipment and, from 1979 to 1982, was the Director of Worldwide Operations of Excide, a manufacturer of large scale uninterruptible power supplies.

 .  Ms. Tracy joined the Company in February 1995 as Vice President of the
   Company's Medical Division and was elected Vice President, Publisher Relations, of the Company in May 1996. From 1984 until 1995, Ms. Tracy was employed by Churchill Livingstone, the medical publishing subsidiary of Pearson plc, a British media conglomerate, in a variety of publishing positions and last held the position of Executive Vice President and Publisher of Churchill Livingstone International, an Anglo-American medical publishing enterprise.

 .  Mr. Winsky was elected Vice President and Secretary of the Company in June
   1984 and was elected Senior Vice President in January 1993. From 1980 to 1984, Mr. Winsky was assistant counsel for SPS Technologies, Inc., a manufacturer of parts for the aircraft industry, and from 1978 to 1980, was an associate at the Philadelphia law firm of Schnader, Harrison, Segal & Lewis.


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's common stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "FEP." The following table sets forth the range of the high and low closing sales prices of the common stock as reported by the NASDAQ National Market System from April 1994 to June 1994 and by the NYSE for the period from June 1994 (when the Company listed the common stock on the NYSE) to March 1996:

                                                                      SALES
                                                                 ---------------
   QUARTER ENDED                                                  HIGH     LOW
   -------------                                                 ------- -------
   June 30, 1994................................................ $14     $11 1/4
   September 30, 1994...........................................  15 1/4  10 1/2
   December 31, 1994............................................  21 1/2  15
   March 31, 1995...............................................  31 3/4  20 1/4
   June 30, 1995................................................  32      25 3/8
   September 30, 1995...........................................  40 1/2  25 3/4
   December 31, 1995............................................  44 1/4  26 3/4
   March 31, 1996...............................................  30 5/8  22

  The approximate number of holders of record of the common stock as of May 28, 1996 was 1,020.

  The Company has not declared cash dividends on the common stock and does not have any plans to pay any cash dividends on the common stock in the foreseeable future. The Board of Directors of the Company anticipates that any earnings that might be available to pay dividends on the common stock will be retained to finance the business of the Company and its subsidiaries.

ITEM 6. SELECTED FINANCIAL DATA

  The following tables should be read in conjunction with the consolidated financial statements of the Company and the notes thereto and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section appearing elsewhere herein.

                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                           YEAR ENDED MARCH 31,
                                 --------------------------------------------
                                   1996     1995     1994     1993     1992
                                 --------  -------  -------  -------  -------
STATEMENT OF OPERATIONS DATA
Sales........................... $100,823  $83,273  $66,149  $65,383  $53,757
Cost of Sales...................   53,666   46,745   38,454   39,323   34,238
                                 --------  -------  -------  -------  -------
Gross Profit....................   47,157   36,528   27,695   26,060   19,519
                                 --------  -------  -------  -------  -------
Expenses:
  Sales and marketing...........   17,237   12,822   10,075   10,464    8,977
  Research and development......    5,544    5,190    4,167    3,370    3,063
  General and administrative....    8,125    7,185    4,905    4,264    3,787
  Interest expense..............       36       12      442      653      724
  Interest and investment
   income.......................     (505)     (92)    (455)    (226)    (247)
                                 --------  -------  -------  -------  -------
    Total expenses..............   30,437   25,117   19,134   18,525   16,304
                                 --------  -------  -------  -------  -------
Income Before Income Taxes......   16,720   11,411    8,561    7,535    3,215
Income Tax (Benefit) Provision..    6,354   (1,000)     471      393       86
                                 --------  -------  -------  -------  -------
Net Income...................... $ 10,366  $12,411  $ 8,090  $ 7,142  $ 3,129
                                 ========  =======  =======  =======  =======
Net Income Per Share
  Primary....................... $   1.25  $  1.56  $  1.06  $   .94  $   .47
                                 ========  =======  =======  =======  =======
  Fully diluted................. $   1.25  $  1.52  $  1.06  $   .92  $   .44
                                 ========  =======  =======  =======  =======
Pro Forma Net Income(1)
  Net Income.................... $ 10,366  $ 8,139  $ 5,308  $ 4,672  $ 1,993
                                 ========  =======  =======  =======  =======
  Net Income Per Share
    Primary..................... $   1.25  $  1.02  $   .69  $   .62  $   .30
                                 ========  =======  =======  =======  =======
    Fully diluted............... $   1.25  $  1.00  $   .69  $   .60  $   .28
                                 ========  =======  =======  =======  =======
Weighted Average Common Shares
 and Common Equivalents:
  Primary.......................    8,281    7,974    7,661    7,563    6,718
                                    =====    =====    =====    =====    =====
  Fully diluted.................    8,284    8,154    7,662    7,747    7,050
                                    =====    =====    =====    =====    =====
                                               AT MARCH 31,
                                 --------------------------------------------
                                   1996     1995     1994     1993     1992
                                 --------  -------  -------  -------  -------
BALANCE SHEET DATA
Working Capital................. $ 45,171  $38,839  $30,032  $24,190  $20,470
Total Assets....................   82,869   70,574   49,673   39,002   33,637
Long-term Debt..................      --       --       --     3,157    7,091
Shareholders' Equity............   65,538   53,973   39,703   29,367   21,325

- --------
(1) The Company recognized its remaining federal tax benefits applicable to future years in fiscal 1995 and, as a result, the Company's earnings beginning in fiscal 1996 are reported on a fully taxed basis. The pro forma net income and net income per share data for each of the periods presented reflect what such data would have been had the Company's earnings been fully taxed (at an assumed tax rate of approximately 38%) for such periods and exclude the impact of certain non-operating charges of $1.7 million incurred in fiscal 1995. See notes 5, 8 and 10 to the Consolidated Financial Statements of the Company appearing elsewhere herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company's results of operations during the three fiscal years ended March 31, 1996 have generally been characterized by increased sales, particularly outside the United States. During this period, the Company has benefitted greatly from the improvement in the price/performance of IC-ROM chips. Because IC-ROM chips are a significant part of the cost of a Franklin product, declining semiconductor prices have allowed the Company to lower product prices significantly. Another factor enabling the Company to reduce its product prices has been the Company's cost reduction program. Management believes that lower prices, in turn, have led to marked increases in sales in both unit and dollar terms. In addition, the introduction of new titles and platforms has contributed significantly to the Company's sales growth during this period. International sales have also exhibited very strong increases over this period due to the reasons mentioned above as well as the Company's increased marketing efforts, primarily in France, the United Kingdom, Canada and Australia. The Company expects any sales growth in the future to be driven primarily by the sale of new BOOKMAN units and BOOKMAN-compatible IC-ROM cartridges, coupled with continued increased international marketing efforts. As the Company continues to introduce new foreign language books, bilingual electronic dictionaries and books targeted at the ESL market, management anticipates that the Company's international sales will continue to increase as a percentage of total sales.

     Over the last three fiscal years, the Company's gross margins have increased primarily due to the decline in cost of IC-ROM chips and the Company's cost reduction efforts (which have enabled the Company to lower its product prices), the introduction of new, higher-end products which command higher gross margins and increased international sales through subsidiaries in certain foreign markets. The Company expects any improvements in gross margin in the future to be driven largely by shifts in the Company's revenue mix toward the more profitable IC-ROM cartridges for its BOOKMAN products and the expansion of its international operations.

     Operating expenses (excluding the effect of certain non-operating charges), as a percentage of sales, have remained relatively constant over the last three fiscal years. The Company has gradually increased, and expects to continue to increase, research and development expenditures in an effort to maintain its recent growth rate in sales; however, the Company expects its research and development expenses, as a percentage of sales, to remain relatively constant in the near future. The increase in general and administrative expenses, as a percentage of sales, is primarily attributable to increased staff and the personnel needed to operate the Company's international subsidiaries. The Company anticipates that, as it furthers its strategy of popularizing BOOKMAN units, its sales and marketing expenses, as a percentage of sales, will continue to increase.

     During the 1994 and 1995 fiscal years, the Company's effective tax rate was minimal due to the realization of net operating loss carryforwards. However, these net operating loss carryforwards were fully utilized in fiscal 1995. Accordingly, the Company began reporting its earnings on a fully taxed basis. Over the next few years, the Company anticipates that it will also commence paying foreign income taxes. For comparison purposes in the financial tables presented herein, the Company has included pro forma net income to show what the Company's earnings in fiscal years 1994 and 1995 would have been on a fully taxed basis at an assumed tax rate of 38%.

RESULTS OF OPERATIONS

  The following table summarizes the Company's historical results of operations as a percentage of sales for fiscal 1996, 1995 and 1994:

                            (DOLLARS IN THOUSANDS)

                                                       YEAR ENDED MARCH 31,
                                                     --------------------------
                                                       1996     1995     1994
                                                     --------  -------  -------
SALES:
  Domestic Sales.................................... $ 70,220  $59,597  $56,911
  International Sales...............................   30,603   23,676    9,238
                                                     --------  -------  -------
Total Sales......................................... $100,823  $83,273  $66,149
                                                     ========  =======  =======
AS A PERCENTAGE OF TOTAL SALES:
  Domestic Sales....................................     69.6%    71.6%    86.0%
  International Sales...............................     30.4     28.4     14.0
                                                     --------  -------  -------
  Total Sales.......................................    100.0%   100.0%   100.0%
  Cost of Sales.....................................     53.2     56.1     58.1
                                                     --------  -------  -------
  Gross Profit......................................     46.8     43.9     41.9
                                                     --------  -------  -------
  Expenses:
    Sales and marketing.............................     17.1     15.4     15.2
    Research and development........................      5.5      6.2      6.3
    General and administrative......................      8.1      8.6      7.4
    Interest expense................................        *        *       .7
    Interest and investment income..................      (.5)     (.1)     (.7)
                                                     --------  -------  -------
      Total expenses................................     30.2     30.2     28.9
                                                     --------  -------  -------
  Income Before Income Taxes........................     16.6     13.7     12.9
  Income Tax (Benefit) Provision....................      6.3     (1.2)      .7
                                                     --------  -------  -------
  Net Income........................................     10.3%    14.9%    12.2%
                                                     ========  =======  =======
  Pro Forma Net Income(1)...........................     10.3%     9.8%     8.0%
                                                     ========  =======  =======

- --------
(1) The pro forma net income and net income per share data for each of the periods presented reflect what such data would have been had the Company's earnings been fully taxed (at an assumed tax rate of approximately 38%) for such periods and exclude the impact of certain non-operating charges of $1.7 million incurred in fiscal 1995. Without giving effect to such non-operating charges, total expenses were approximately 28.1% of sales in fiscal 1995. See Notes 5, 8 and 10 to the Consolidated Financial Statements of the Company appearing elsewhere herein.
 * less than 0.1%

 Year Ended March 31, 1996 compared with Year Ended March 31, 1995

  Sales of $100.8 million in fiscal 1996 were 21.1% higher than sales of $83.3 million in fiscal 1995. Sales in the United States increased by 17.8% from $59.6 million to $70.2 million, due primarily to increased sales of electronic books through the Company's consumer channels. International sales increased by 29.3% from $23.7 million to $30.6 million, primarily due to increased sales in France and the United Kingdom and the opening of new subsidiaries in Germany and Australia.

  Gross profit increased from 43.9% of sales ($36.5 million) in fiscal 1995 to 46.8% of sales ($47.2 million) in fiscal 1996. The increase was attributable to sales of BOOKMAN cards and a greater proportion of higher gross margin products made possible by the Company's cost reduction programs.

  Expenses remained constant as a percent of sales; the dollar increase from $25.1 million in fiscal 1995 to $30.4 million in fiscal 1996 is primarily due to increased sales and marketing and administrative expenses. Sales and marketing were up by $4.4 million from 15.4% of sales in fiscal 1995 to 17.1% of sales in fiscal 1996 in connection with the establishment of new subsidiaries and increased advertising. General and administrative expenses increased from 8.6% of sales ($7.2 million) in fiscal 1995 to 8.1% of sales ($8.1 million) in fiscal 1996 primarily due to the establishment of new foreign subsidiaries. Research and development expenses were relatively constant as a percentage of sales (decreasing slightly from 6.2% to 5.5%) even as the Company continued to develop new cards for the BOOKMAN platform.


 Year Ended March 31, 1995 compared with Year Ended March 31, 1994

  Sales of $83.3 million in fiscal 1995 were 25.9% higher than sales of $66.1 million in fiscal 1994. Sales in the United States increased by 4.7% from $56.9 million to $59.6 million, due primarily to increased sales of electronic books through the Company's consumer channels. International sales increased by 156.3% from $9.2 million to $23.7 million, primarily due to the opening of new subsidiaries in France and Canada coupled with sales growth in the United Kingdom.

  Gross profit increased from 41.9% of sales ($27.7 million) in fiscal 1994 to 43.9% ($36.5 million) in fiscal 1995. The increase was attributable to the sale of a greater proportion of higher gross margin products made possible by the Company's cost-reduction programs.

  Expenses increased from 28.9% of sales ($19.1 million) in fiscal 1994 to 30.2% in fiscal 1995 ($25.1 million) primarily due to increased sales and marketing and general and administrative expenses. Sales and marketing expenses were relatively constant as a percentage of sales (15.4%); the dollar increase is attributable to the establishment of two new foreign subsidiaries and increased advertising expenditures, particularly the expenses of television advertising. General and administrative expenses increased from 7.4% of sales ($4.9 million) in fiscal 1994 to 8.6% ($7.2 million) in fiscal 1995, primarily due to the establishment of new foreign subsidiaries. Research and development expenses were relatively constant as a percentage of sales (6.2%) notwithstanding the development of new products, such as the BOOKMAN platform, and research related to cost reduction efforts in respect of existing products.


INFLATION AND CURRENCY TRANSACTIONS

  Inflation has had no significant effect on the operations of the Company for the three years ended March 31, 1996. However, competitive pressures and market conditions in the future may limit the Company's ability to increase prices to compensate for general inflation or increases in prices charged by suppliers.

  The Company's operating results may be affected by fluctuations in currency exchange rates. The Company enters into foreign exchange forward contracts with financial institutions to limit its exposure to losses on anticipated cash flows resulting from fluctuations in the currency markets. Anticipated transactions comprise sales of the Company's products in currencies other than U.S. dollars made primarily through the Company's subsidiaries. As of March 31, 1996 and 1995, the Company had approximately $12.2 million and $14.5 million, respectively, of outstanding foreign exchange contracts in which foreign currencies were sold. The deferred gains and losses on such contracts were immaterial at March 31, 1996 and 1995. Such hedging has had no significant effect on the operations of the Company for the three years ended March 31, 1996. The duration of these anticipated hedging transactions generally does not exceed one year.


SEASONALITY

  The Christmas selling season (October, November and December) and the "back to school" season (mid-August to mid-September) are the strongest selling periods for the Company's products. The timing of the publication of new books may also significantly affect revenues and cause quarterly revenue and earnings fluctuations. The Company expects that the continued growth of its international operations will mitigate in part the effects of seasonality on its financial results.

  The following table sets forth unaudited net sales for each of the Company's last 12 fiscal quarters:

                         QUARTER ENDED QUARTER ENDED QUARTER ENDED QUARTER ENDED
                            JUNE 30    SEPTEMBER 30   DECEMBER 31    MARCH 31
                         ------------- ------------- ------------- -------------
Fiscal 1996.............    $18,619       $27,077       $34,451       $20,676
Fiscal 1995.............     15,125        21,258        29,194        17,696
Fiscal 1994.............     14,646        18,429        20,220        12,854

LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary source of liquidity during the three years ended March 31, 1996 was cash flow from operations. Management believes that the cash flow from operations and its bank line of credit will be adequate to provide for the Company's liquidity and capital needs, including its proposed international expansion, for the foreseeable future.

  In order to accommodate seasonal inventory and accounts receivable buildup, the Company may finance its day to day operations by drawing down advances, on an as needed basis, against a $35 million revolving line of credit facility. The Company's credit arrangement with its lending bank has been extended through October 1998. At March 31, 1996, there were no borrowings under the bank line of credit. Inventory levels, measured in both unit and dollar terms, are anticipated to increase as the Company expands its operations overseas and increases the number of titles marketed both domestically and internationally. The Company believes that it has sufficient borrowing availability for unforeseen or seasonal cash requirements. Borrowings against the line of credit bear interest at the bank's prime rate or 1 1/2% over LIBOR. The Company pays a commitment fee of 1/4 of 1% per annum on the unused portion of the line of credit.

  The Company expended approximately $6.5 million from available cash flow from operations for the construction and outfitting of its new corporate headquarters during fiscal 1995 and 1996. The Company has no material commitments for capital expenditures in the next twenty-four months.

  Net cash provided by (used in) operating activities was $(2.3) million, $12.6 million and $8.9 million in fiscal 1996, 1995 and 1994, respectively. The increase from fiscal 1994 to fiscal 1995 was primarily due to the increase in net income. The decrease from fiscal 1995 to fiscal 1996 was due to increased inventory levels (resulting from the planned production of new products for new markets) offset by net income for the year.

  Net cash used in investing activities was $9.0 million, $4.0 million and $8.6 million in fiscal 1996, 1995 and 1994, respectively. The decrease from fiscal 1994 to fiscal 1995 was primarily due to the sale of investment securities, offset by the purchase of the Company's new corporate headquarters. The increase from fiscal 1995 to fiscal 1996 was due in part to the purchase and outfitting of the new corporate headquarters.

  Net cash provided by (used in) financing activities was $1.1 million, $1.4 million and $(0.7) million in fiscal 1996, 1995 and 1994, respectively. The increase in net cash provided by financing activities from fiscal 1994 to fiscal 1996 was primarily due to the issuance of shares of common stock under an employee stock option plan.

  The Company recognized its remaining federal tax benefits applicable to future years in the quarter ended June 30, 1994. Accordingly, the Company is currently, and anticipates that it will continue to be, subject to federal income taxes. Additionally, over the next few years, the Company anticipates that it will commence paying foreign income taxes. Although payment of such taxes will result in a reduction in the Company's net cash flow, management believes that any such reduction will not have a material adverse effect on the Company's liquidity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
INDEPENDENT AUDITOR'S REPORT................................................  18

CONSOLIDATED STATEMENT OF OPERATIONS
  Years ended March 31, 1996, 1995 and 1994.................................  19

CONSOLIDATED BALANCE SHEETS
  March 31, 1996 and 1995...................................................  20

CONSOLIDATED STATEMENT OF CASH FLOWS
  Years ended March 31, 1996, 1995 and 1994.................................  21

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
  Years ended March 31, 1996, 1995 and 1994.................................  22

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Years ended March 31, 1996, 1995 and 1994.................................  23

                         INDEPENDENT AUDITOR'S REPORT

Shareholders and Directors
Franklin Electronic Publishers, Incorporated
Burlington, New Jersey 08016

     We have audited the accompanying balance sheet of Franklin Electronic Publishers, Incorporated and subsidiaries as of March 31, 1996 and March 31, 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material aspects, the financial position of Franklin Electronic Publishers, Incorporated and subsidiaries as of March 31, 1996 and March 31, 1995, and the results of its operations and cash flows for each of the three years ended March 31, 1996 in conformity with generally accepted accounting principles.

                                          FELDMAN RADIN & CO., P.C.
                                          Certified Public Accountants

New York, New York
May 10, 1996

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                    YEAR ENDED MARCH 31,
                                                 ----------------------------
                                                   1996      1995      1994
                                                 --------  --------  --------
SALES........................................... $100,823  $ 83,273  $ 66,149
COST OF SALES...................................   53,666    46,745    38,454
                                                 --------  --------  --------
GROSS PROFIT....................................   47,157    36,528    27,695
                                                 --------  --------  --------
EXPENSES:
  Sales and marketing...........................   17,237    12,822    10,075
  Research and development......................    5,544     5,190     4,167
  General and administrative....................    8,125     7,185     4,905
  Interest expense..............................       36        12       442
  Interest and investment income................     (505)      (92)     (455)
                                                 --------  --------  --------
    Total expenses..............................   30,437    25,117    19,134
                                                 --------  --------  --------
INCOME BEFORE INCOME TAXES......................   16,720    11,411     8,561
INCOME TAX (BENEFIT) PROVISION..................    6,354    (1,000)      471
                                                 --------  --------  --------
NET INCOME...................................... $ 10,366  $ 12,411  $  8,090
                                                 ========  ========  ========
NET INCOME PER SHARE:
  Primary....................................... $   1.25  $   1.56  $   1.06
                                                 ========  ========  ========
  Fully diluted................................. $   1.25  $   1.52  $   1.06
                                                 ========  ========  ========
WEIGHTED AVERAGE COMMON SHARES AND COMMON
 EQUIVALENTS:
  Primary.......................................    8,281     7,974     7,661
                                                 ========  ========  ========
  Fully diluted.................................    8,284     8,154     7,662
                                                 ========  ========  ========

                See notes to consolidated financial statements.

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 MARCH 31,
                                                              ----------------
                                                               1996     1995
                                                              -------  -------
                                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents (Note 3)......................... $10,827  $21,018
  Accounts receivable, less allowance for doubtful accounts
   of $867 and $859..........................................  12,114    9,926
  Inventories (Note 4).......................................  34,890   20,916
  Deferred income tax asset..................................   1,723    1,622
  Prepaids and other assets..................................   2,948    1,958
                                                              -------  -------
    TOTAL CURRENT ASSETS.....................................  62,502   55,440
                                                              -------  -------
  PROPERTY AND EQUIPMENT (Note 5)............................  11,012    8,111
  GOODWILL, less accumulated amortization of $649 and $568...   1,789    1,870
  OTHER ASSETS...............................................   7,566    5,153
                                                              -------  -------
  TOTAL ASSETS............................................... $82,869  $70,574
                                                              =======  =======
                    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses (Note 6)............. $17,331  $16,601
SHAREHOLDERS' EQUITY: (Note 9)
  Preferred stock, $2.50 par value, authorized 10,000,000
   shares, none issued or outstanding........................     --       --
  Common stock, no par value, authorized 50,000,000 shares,
   issued and outstanding 7,861,715 and 7,710,150 shares.....  48,599   47,386
  Retained earnings..........................................  17,165    6,799
  Foreign currency translation adjustment (Note 11)..........    (226)    (212)
                                                              -------  -------
    TOTAL SHAREHOLDERS' EQUITY...............................  65,538   53,973
                                                              -------  -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY................... $82,869  $70,574
                                                              =======  =======

                See notes to consolidated financial statements.

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                                      YEAR ENDED MARCH 31,
                                                    --------------------------
                                                      1996     1995     1994
                                                    --------  -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME....................................... $ 10,366  $12,411  $ 8,090
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:
    Depreciation and amortization..................    3,790    2,748    2,411
    Amortization of debt discount..................      --       --       127
    Provision for losses on accounts receivable....       51      318       91
    Loss on disposal of property and equipment.....       96      --       --
    Write down of fixed assets.....................      --       350      --
    Loss (gain) on sales of investment securities,
     net...........................................      --       101      (26)
    Revaluation of investment securities to market.      --       416      --
    Deferred income tax benefit....................     (101)  (1,622)     --
    Source (use) of cash from change in operating
     assets and liabilities:
      Accounts receivable..........................   (2,239)  (2,127)    (969)
      Inventories..................................  (13,974)  (6,022)  (4,083)
      Prepaids and other assets....................     (990)    (583)    (232)
      Accounts payable and accrued expenses........      730    6,631    3,492
                                                    --------  -------  -------
  NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES......................................   (2,271)  12,621    8,901
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments (net) in investment securities.....      --     4,449   (4,940)
    Purchase of property and equipment.............   (5,624)  (6,784)  (1,248)
    Proceeds from sale of property and equipment...      471      --       --
    Change in other assets.........................   (3,852)  (1,658)  (2,433)
                                                    --------  -------  -------
  NET CASH USED IN INVESTING ACTIVITIES............   (9,005)  (3,993)  (8,621)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments of long-term debt...........      --       --    (1,443)
    Proceeds from issuance of common shares and
     warrants......................................    1,099    1,397      725
                                                    --------  -------  -------
  NET CASH PROVIDED BY (USED IN) FINANCING
   ACTIVITIES......................................    1,099    1,397     (718)
EFFECT OF EXCHANGE RATE CHANGES ON CASH............      (14)     (19)     (25)
                                                    --------  -------  -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...  (10,191)  10,006     (463)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...   21,018   11,012   11,475
                                                    --------  -------  -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD......... $ 10,827  $21,018  $11,012
                                                    ========  =======  =======
SUPPLEMENTAL DATA:
  Cash paid during the year:
    Income taxes................................... $  5,152  $   288  $   449
    Interest....................................... $     36  $    13  $   419
SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
  Issuance of common shares through tendering of
   debt to exercise warrants....................... $    --   $   --   $ 1,841
  Retirement of treasury shares received under
   employee stock option plan...................... $    378  $ 1,044  $   200

                See notes to consolidated financial statements.

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                               COMMON STOCK      RETAINED              TOTAL
                             ------------------  EARNINGS          SHAREHOLDERS'
                              SHARES    AMOUNT   (DEFICIT)  OTHER     EQUITY
                             ---------  -------  ---------  -----  -------------
BALANCE--MARCH 31, 1993..... 6,970,294  $43,237  $(13,702)  $(168)    $29,367
  Issuance of common shares
   under employee stock
   option plan..............   148,914      925       --      --          925
  Issuance of shares and
   amortization of deferred
   compensation expense for
   shares issued for
   services (unearned
   portion $148)............    13,900       67       --      --           67
  Issuance of common shares
   for warrants exercised...   323,057    1,841       --      --        1,841
  Purchase and retirement of
   treasury shares received
   under employee stock
   option plan..............   (13,333)    (200)      --      --         (200)
  Income for the period.....       --       --      8,090     --        8,090
  Valuation allowance for
   securities available for
   sale.....................       --       --        --     (362)       (362)
  Foreign currency
   translation adjustment...       --       --        --      (25)        (25)
                             ---------  -------  --------   -----     -------
BALANCE--MARCH 31, 1994..... 7,442,832   45,870    (5,612)   (555)     39,703
  Issuance of common shares
   under employee stock
   option plan..............   290,611    2,441       --      --        2,441
  Issuance of shares and
   amortization of deferred
   compensation expense for
   shares issued for
   services (unearned
   portion $269)............    11,700      119       --      --          119
  Purchase and retirement of
   treasury shares received
   under employee stock
   option plan..............   (34,993)  (1,044)      --      --       (1,044)
  Income for the period.....       --       --     12,411     --       12,411
  Valuation allowance for
   securities available for
   sale.....................       --       --        --      362         362
  Foreign currency
   translation adjustment...       --       --        --      (19)        (19)
                             ---------  -------  --------   -----     -------
BALANCE--MARCH 31, 1995..... 7,710,150   47,386     6,799    (212)     53,973
  Issuance of common shares
   under employee stock
   option plan..............   154,741    1,427       --      --        1,427
  Issuance of shares and
   amortization of deferred
   compensation expense for
   shares issued for
   services (unearned
   portion $118)............    (2,150)     114       --      --          114
  Issuance of common shares
   for warrants exercised...     7,692       50       --      --           50
  Purchase and retirement of
   treasury shares received
   under employee stock
   option plan..............    (8,718)    (378)      --      --         (378)
  Income for the period.....       --       --     10,366     --       10,366
  Foreign currency
   translation adjustment...       --       --        --      (14)        (14)
                             ---------  -------  --------   -----     -------
BALANCE--MARCH 31, 1996..... 7,861,715  $48,599  $ 17,165   $(226)    $65,538
                             =========  =======  ========   =====     =======

                See notes to consolidated financial statements.

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. LINE OF BUSINESS

     Franklin Electronic Publishers, Incorporated and its wholly-owned subsidiaries (the "Company") design, develop, and publish electronic reference products and related software. Other activities represent less than 10% of sales, operating income and identifiable assets.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation:

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, after elimination of intercompany accounts and transactions. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Inventories:

     Inventories are valued at the lower of cost or market determined by the first-in, first-out method of accounting.

  Property and Equipment:

     Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to five years for furniture, equipment, tooling and computer software purchased and 40 years for building and improvements.

     Leasehold improvements are amortized over the term of the lease or the estimated life of the improvement, whichever is shorter. When assets are sold or retired, their cost and related accumulated depreciation are removed from the appropriate accounts. Any gains and losses on dispositions are recorded in current operations. Maintenance and minor repairs are charged to operations as incurred.

  Goodwill:

     The excess of the cost over the fair value of the net assets of purchased businesses is recorded as goodwill and amortized on a straight-line basis, over a 30 year period.

  Right of Return and Refurbishing Costs:

     The Company initiates special programs with customers to test market certain products, promotions or market segments. These arrangements normally require the customer to pay for the merchandise under normal terms. The Company defers the recognition of certain revenues from these programs.

     The Company's sales are made with the right of exchange for defective products within one year from the original retail purchase. The Company provides for the cost of refurbishing such products.

  Price Protection:

     The Company maintains a policy of providing price protection to its dealers under which the Company issues credits in the event it reduces its prices.
These credits are generally computed by multiplying either the number of units purchased within ninety days prior to the price reduction or the number of units on hand at retail at the time of the price reduction by the dollar amount of the price reduction. A provision for costs related to a reduction in prices is made at such time as the Company determines that a price reduction will be effective.

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

  Software Development Costs:

     The Company has capitalized software costs included in Other Assets which totaled $3,916,000 and $2,905,000, net of accumulated amortization, at March 31, 1996 and 1995, respectively. Software costs capitalized for the fiscal years ended March 31, 1996, 1995, and 1994 totaled $2,100,000, $1,600,000, and
$1,020,000, respectively.

     Amortization included in the accompanying Consolidated Statement of Operations for fiscal years ended March 31, 1996, 1995, and 1994 was $1,089,000, $793,000, and $593,000, respectively.

  Fair Value of Financial Instruments:

     Effective March 31, 1996, the Company adopted Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value Financial Instrument", which requires disclosure of fair value information about financial instruments whether or not recognized in the balance sheet. The carrying amounts reported in the balance sheet for cash, trade receivables, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.

  Accounting for Long-Lived Assets:

     In March 1995, the Financial Account Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of." SFAS No. 121 requires the Company to review long-lived assets and certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. The Company plans to adopt this policy for measuring the recoverability of its long-lived assets in fiscal 1997.

  Income Taxes:

     The Company utilizes the liability method of accounting for income taxes as set forth in FASB 109, Accounting for Income Taxes. Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

  Earnings Per Share:

     Earnings per common share are computed by dividing net income by the weighted average number of shares outstanding during the period adjusted for common stock equivalents when such adjustment results in dilution of earnings per share. The computation assumes that the outstanding stock options and warrants were exercised and the proceeds used to purchase common shares of the Company.

 Stock Based Compensation:

     The Company accounts for stock transactions in accordance with APB Opinion No. 25, "Accounting For Stock Issued To Employees." In accordance with Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation," the Company intends to adopt the pro forma disclosure requirements of Statement No. 123 in fiscal 1997.

3. CASH AND CASH EQUIVALENTS

     The Company classifies as cash equivalents highly liquid investments consisting of money market funds and treasury bills totaling $6,857,000 and $18,877,000 at March 31, 1996 and 1995, respectively.

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

4. INVENTORIES

  Inventories consist of the following (in thousands):

                                                                    MARCH 31,
                                                                 ---------------
                                                                  1996    1995
                                                                 ------- -------
   Finished products............................................ $23,949 $12,303
   Parts........................................................  10,941   8,613
                                                                 ------- -------
                                                                 $34,890 $20,916
                                                                 ======= =======

5. PROPERTY AND EQUIPMENT

  Property and equipment consist of the following (in thousands):

                                                                   MARCH 31,
                                                                ---------------
                                                                 1996    1995
                                                                ------- -------
   Land........................................................ $   497 $   728
   Building and improvements...................................   5,187     620
   Construction in progress....................................     --    3,549
   Furniture and equipment.....................................   5,775   3,460
   Leasehold improvements......................................     112     560
   Tooling.....................................................   4,288   3,290
   Computer software purchased.................................   2,048   1,649
                                                                ------- -------
                                                                 17,907  13,856
   Accumulated depreciation....................................   6,895   5,745
                                                                ------- -------
                                                                $11,012 $ 8,111
                                                                ======= =======

  During the year ended March 31, 1996, the Company occupied its new 90,000 square foot corporate headquarters in New Jersey.

  During the year ended March 31, 1996, the Company sold its real estate in Florida. During the year ended March 31, 1995, the Company recorded a $525,000 provision to write down the Florida facility to estimated fair market value and provide for relocation of the staff to New Jersey.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

  Accounts payable and accrued expenses consist of the following (in thousands):

                                                                   MARCH 31,
                                                                ---------------
                                                                 1996    1995
                                                                ------- -------
   Trade accounts payable...................................... $ 8,448 $ 8,122
   Accrued payroll, bonus, payroll benefits and taxes..........   3,730   2,798
   Advance payments by customers...............................     623   2,044
   Accrued royalties...........................................   1,136     916
   Income taxes payable........................................   1,503     488
   Accrued expenses--other.....................................   1,891   2,233
                                                                ------- -------
                                                                $17,331 $16,601
                                                                ======= =======

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

7. LONG-TERM DEBT

     The Company has a Revolving Credit Agreement with a bank which permits borrowing up to $35,000,000. Repayment on borrowings is due on October 31, 1998. Interest on loan advances is payable at either the bank's prime rate (8 1/4% at March 31, 1996) or 1 1/2% over LIBOR. The Company also pays a commitment fee of one quarter of one percent per annum on the unused portion of the line of credit. The line of credit is collateralized by assets of the Company and requires the Company to maintain minimum working capital levels and ratios in addition to normal bank covenants. As of March 31, 1996 and 1995, there were no amounts outstanding under this credit agreement.

8. COMMITMENTS

  Lease Commitments:

     Rent expense under all operating leases was $792,000, $734,000 and $589,000 for the years ended March 31, 1996, 1995, and 1994, respectively. The future minimum rental payments to be made under noncancellable operating leases, principally for facilities, as of March 31, 1996, were as follows (in thousands):

                            YEARS ENDING MARCH 31,
        --------------------------------------------------------------
        1997................$567              2000................$318
        1998................$570              2001................$315
        1999................$406

  Royalty Agreements:

     The Company acquires the rights to reference works and databases from various publishers under renewable contracts of varying terms. Royalties are based on a per unit charge or as a percentage of revenue from products utilizing such databases.

  Employment Agreement and Bonus Plan:

     The Company has an employment agreement with its chief executive officer providing for minimum annual compensation of $550,000 through March 31, 1999. During the year ended March 31, 1995, the Company modified the employment agreement to provide for a retirement arrangement. The accumulated retirement cost plus certain other costs deferred in the prior agreement totaling $775,000 was charged to income.

     The Company maintains a bonus plan approved by the Board of Directors whereby an aggregate of 8% of the Company's consolidated pretax earnings for the year are set aside for distribution pursuant to the employment agreement described above and to employees at the discretion of the Board.

9. SHAREHOLDERS' EQUITY

  Restricted Stock Plan and Unearned Portion of Common Stock Issued for
Services:

     The Company maintains a Restricted Stock Plan which provides for the grant of shares of common stock for services. The shares are subject to a restriction on transfer which requires the holder to remain employed by the Company for three years in order to receive the shares. As of March 31, 1996, under the Plan, 12,650 shares of common stock were available for distribution by the Board of Directors.

  Employee Stock Options:

     The Company's Employee Stock Option Plan authorizes the Company to grant options to purchase shares of common stock to employees, consultants and outside directors of the Company.

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

9. SHAREHOLDERS' EQUITY--CONTINUED

     The Plan provides for granting of options to purchase shares of common stock at not less than the fair market value on the date of grant for incentive stock options and at not less than 75% of the fair market value on the date of grant for non-incentive stock options. The Plan terminates no later than April 25, 1998. An option may not be granted for a period in excess of ten years from the date of grant. Options are not transferable by the optionee other than upon death.

     Under the terms of the Plan, an employee may deliver shares of the Company's common stock as payment for options being exercised. The shares are valued at the closing price on the date of exercise. Shares received by the Company as payment for options exercised were held by the employees for periods greater than six months; therefore, no compensation was recorded by the Company. The shares received by the Company have been retired.

     During the fiscal year ended March 31, 1996, under the Plan options to purchase 234,250 shares at $26.50 to $31.63 were granted to employees and outside directors of the Company.

     The Company offered a $.50 per share discount in November 1993 to induce the exercise of outstanding stock purchase warrants. Warrants were exercised to purchase 323,057 shares of common stock during the year.

     Options and warrants to purchase 486,679 shares of the Company's common stock were exercisable at prices ranging from $3.00 to $31.63 at March 31, 1996. Outstanding options expire at various dates through November 2005.

     The following table summarizes the changes in options and warrants outstanding and the related price ranges for shares of the Company's common stock:

                                  STOCK OPTIONS                 WARRANTS
                             ------------------------- ---------------------------
                              SHARES    OPTION PRICE    SHARES   WARRANT PRICE (A)
                             --------  --------------- --------  -----------------
   Outstanding at March 31,
    1993...................   729,033  $ 3.00 to 15.25  520,742        $6.50
     Granted...............   178,100   12.50 to 16.25      --           --
     Exercised.............  (148,914)   3.00 to  8.00 (323,057)        6.50
     Expired...............   (19,743)   5.00 to 15.75      --           --
                             --------                  --------
   Outstanding at March 31,
    1994...................   738,476    3.00 to 16.25  197,685         6.50
     Granted...............   187,200   11.25 to 27.75      --           --
     Exercised.............  (290,611)   5.00 to 15.75      --           --
     Expired...............    (1,702)   5.00 to  7.00      --           --
                             --------                  --------
   Outstanding at March 31,
    1995...................   633,363    3.00 to 27.75  197,685         6.50
     Granted...............   234,250   26.50 to 31.63      --           --
     Exercised.............  (154,741)   3.75 to 19.63   (7,692)        6.50
     Expired...............   (64,668)   8.00 to 31.38      --           --
                             --------                  --------
   Outstanding at March 31,
    1996...................   648,204    3.00 to 31.63  189,993         6.50
                             ========                  ========

   (A) Before the $.50 discount described above.

10. SALE OF INVESTMENT SECURITIES

     Due to market conditions, the Company reclassified its preferred stock investments from securities available for sale to trading securities in the quarter ended June 30, 1994 and a write down of $416,000 was charged to income. During the year ended March 31, 1995, the Company liquidated its portfolio of preferred stock investments.

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

11. FOREIGN CURRENCY TRANSLATION

  Unrealized gains and losses resulting from translating foreign subsidiaries' assets and liabilities into U.S. dollars are deferred in an equity account on the balance sheet until such time as the subsidiary is sold or liquidated.

  The Company enters into foreign exchange forward contracts with financial institutions to limit its exposure to loss resulting from the fluctuations in the currency markets on anticipated cash flows associated with certain firmly committed transactions. Anticipated transactions comprise sales of the Company's products in currencies other than the U.S. dollar made primarily through the Company's subsidiaries. As of March 31, 1996 and 1995, the Company had approximately $12,200,000 and $14,500,000, respectively, of outstanding foreign exchange contracts in which foreign currencies were sold. The deferred gains and losses on such contracts were immaterial at March 31, 1996 and 1995. The duration of these anticipated hedging transactions generally does not exceed one year.

  Unrealized gains and losses on foreign exchange forward contracts designated as hedges are deferred and recognized in income in the same period as the hedged transactions.

12. INCOME TAXES

  During the year ended March 31, 1995, the Company determined that the realization of its net operating loss carryforwards, temporary differences and tax credit carryforwards was probable and, accordingly, recorded the tax asset expected to be recovered in future years.

  The components of the net deferred tax asset consist of the following (in thousands):

                                                                    MARCH 31,
                                                                  -------------
                                                                   1996   1995
                                                                  ------ ------
   Temporary differences......................................... $1,249 $  830
   Foreign loss carryforwards....................................    474    192
   Tax credit carryforward.......................................    --     600
                                                                  ------ ------
   Deferred tax asset............................................ $1,723 $1,622
                                                                  ====== ======

  Temporary differences primarily represent non-deductible intercompany profit eliminations and financial reporting allowances for uncollectibles and other non-deductible allowances.

  Undistributed earnings of affiliates intended to be reinvested indefinitely were immaterial.

  The income tax provision consists of the following (in thousands):

                                                               MARCH 31,
                                                          ---------------------
                                                           1996    1995    1994
                                                          ------  -------  ----
   Current
     Federal............................................. $5,617  $   228  $188
     State...............................................    838      394   283
                                                          ------  -------  ----
                                                           6,455      622   471
                                                          ------  -------  ----
   Deferred
     Federal.............................................    157   (1,292)  --
     State...............................................     24     (138)  --
     Foreign.............................................   (282)    (192)  --
                                                          ------  -------  ----
                                                            (101)  (1,622)  --
                                                          ------  -------  ----
   Provision for income taxes............................ $6,354  $(1,000) $471
                                                          ======  =======  ====

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

12. INCOME TAXES--CONTINUED

  Reconciliation of income taxes shown in the financial statements and amounts computed by applying the Federal income tax rate of 35% for the years ended March 31, 1996 and 1995, and 34% for the year ended March 31, 1994, is as follows (in thousands):

                                                       YEAR ENDED MARCH 31,
                                                     -------------------------
                                                      1996     1995     1994
                                                     ------- --------  -------
   Income before income taxes....................... $16,720 $ 11,411  $ 8,561
                                                     ======= ========  =======
   Computed expected tax............................ $ 5,852 $  3,994  $ 2,911
   Benefit provided by net operating loss
    carryforward....................................     --    (3,994)  (2,911)
   Provision for alternative minimum tax............     --       228      188
   State tax provision..............................     502      394      283
   Tax benefit of NOL recorded......................     --    (1,622)     --
                                                     ------- --------  -------
   Provision for income taxes....................... $ 6,354 $ (1,000) $   471
                                                     ======= ========  =======

13. OPERATIONS

  The Company and its foreign operations are grouped under two geographic areas, Europe and North America. Operating profit (loss) is net revenue less operating costs and expenses pertaining to specific geographic areas. Products sold by the U.S. company to the subsidiaries are accounted for based on established sales prices between the related companies. Identifiable assets are those assets used in the geographic area.

  For the years ended March 31, 1996 and 1995, the Company's foreign operations in Europe generated sales of $22,074,000 and $16,117,000 and operating losses of $971,000 and $222,000, respectively. Their identifiable assets were $15,270,000 and $9,285,000 as of March 31, 1996 and 1995,
respectively. Sales in North America and other geographic locations totaled $78,749,000 and $67,156,000 and operating profits of $17,222,000 and
$11,553,000, respectively, for the years ended March 31, 1996 and 1995. Their identifiable assets totaled $66,923,000 and $61,289,000 for the years ended March 31, 1996 and 1995, respectively.

  For the year ended March 31, 1994, sales by the Company's international subsidiaries and export sales to unaffiliated customers in international markets represented 14% of total sales. Export sales were 6% and 8% of the Company's sales for the years ended March 31, 1996 and 1995, respectively.

  One customer represented approximately 10% and 11% of sales for the fiscal years ended March 31, 1995 and 1994, respectively. During fiscal 1996, no customer accounted for more than 10% of the Company's revenues.

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

14. SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                     QUARTER ENDED
                                       -----------------------------------------
                                       JUNE 30 SEPTEMBER 30 DECEMBER 31 MARCH 31
                                       ------- ------------ ----------- --------
1996
- --------------------------------------
Net sales............................. $18,619   $27,077      $34,451   $20,676
Gross profit..........................   8,261    12,468       16,702     9,726
Net income............................   1,408     3,246        4,168     1,544
Net income per share:
  Primary.............................    0.17      0.39         0.50      0.19
  Fully diluted.......................    0.17      0.39         0.50      0.19
1995
- --------------------------------------
Net sales............................. $15,125   $21,258      $29,194   $17,696
Gross profit..........................   6,850     9,088       13,023     7,567
Net income............................   1,629     3,589        5,113     2,080
Net income per share:
  Primary.............................    0.21      0.46         0.64      0.25
  Fully diluted.......................    0.21      0.46         0.63      0.25
Pro forma net income
  Net income.......................... $ 1,003   $ 2,355      $ 3,355   $ 1,426
  Net income per share:
    Primary...........................    0.13      0.30         0.42      0.17
    Fully diluted.....................    0.13      0.30         0.42      0.17
1994
- --------------------------------------
Net sales............................. $14,646   $18,429      $20,220   $12,854
Gross profit..........................   5,898     7,132        9,170     5,495
Net income............................   1,262     2,255        3,495     1,078
Net income per share:
  Primary.............................    0.16      0.30         0.46      0.14
  Fully diluted.......................    0.16      0.30         0.46      0.14
Pro forma net income
  Net income.......................... $   828   $ 1,479      $ 2,293   $   708
  Net income per share:
    Primary...........................    0.11      0.20         0.30      0.09
    Fully diluted.....................    0.11      0.20         0.30      0.09

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE--NONE

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information called for by Item 10 is set forth under the heading "Election of Directors" in the Company's Proxy Statement for its 1996 annual meeting of shareholders (the "1996 Proxy Statement"), which is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information called for by Item 11 is set forth under the heading "Executive Compensation" in the 1996 Proxy Statement, which is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information called for by Item 12 is set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 1996 Proxy Statement, which is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information called for by Item 13 is set forth under the heading "Certain Relationships and Related Transactions" in the 1996 Proxy Statement, which is incorporated herein by this reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended March 31, 1996.

     Financial statements and schedules filed as a part of this report are listed on the "Index to Financial Statements" at page 17 herein.

                                   EXHIBITS

 EXHIBIT NO.                                                               PAGE
 -----------                                                               ----
  3.01       --Certificate of Incorporation of Franklin (Incorporated by
              reference to Exhibit 3.01 to the Company's Registration
              Statement on Form S-1, File No. 3-6612 (the "Company's
              1986 S-1 Registration Statement"))
  3.02       --Articles of Amendment to the Certificate of Incorporation
              of Franklin (Incorporated by reference to Exhibit 3.02 to
              the Company's report on Form 10-K for the year ended March
              31, 1990 (the "Company's 1990 10-K"))
  3.03       --By-laws of Franklin (Incorporated by reference to Exhibit
              3.02 to the Company's 1986 S-1 Registration Statement)
  3.04       --Amendment to By-laws of Franklin (Incorporated by
              reference to Exhibit A to the Company's Proxy Statement
              relating to the 1987 Annual Meeting of Shareholders)
  3.05       --Amendment to By-laws of Franklin (Incorporated by
              reference to Exhibit 3.05 to the Company's 1990 10-K)
  3.06       --Amendment to By-laws of Franklin (Incorporated by
              reference to Exhibit 3.06 to the Company's 1991 report on
              Form 10-K for the year ended March 31, 1991
  4.01       --Third Amended and Restated Credit Agreement and Amended
              and Restated Pledge and Security Agreement, both dated as
              of September 26, 1994, among Franklin and certain of its
              subsidiaries and Chemical Bank (Incorporated by reference
              to Exhibit 4.0 to the Company's 1995 report on Form 10-K
              for the year ended March 31, 1995 (the "Company's 1995 10-
              K")).
 10.01**     --Employment Agreement, dated as of April 1, 1994, between
              Franklin and Morton E. David (Incorporated by reference to
              Exhibit 10.01 to the Company's 1995 10-K).
 10.02       --Standard form of Sales Representative Agreement
              (Incorporated by reference to Exhibit 10.07 to the
              Company's 1986 S-1 Registration Statement)
 10.03**     --Franklin Restricted Stock Plan, as amended (Incorporated by reference to Exhibit 10.13
              to the Company's report on Form 10-K for the year ended
              March 31, 1987)
 10.04**     --Franklin Stock Option Plan as Amended and Restated
              effective as of July 27, 1995 (Incorporated by reference
              to the Company's Proxy Statement relating to the 1995
              Annual Meeting of Shareholders)
 11          --Statement regarding computation of per share earnings
 21          --Subsidiaries of the Registrant
 23          --Consent of independent auditors

- --------
** Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          FRANKLIN ELECTRONIC PUBLISHERS,
                                           INCORPORATED

                                                    /S/ Morton E. David
Dated: June 7, 1996                       By: _________________________________
                                              Morton E. David Chief Executive
                                                          Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

         SIGNATURE AND TITLE                              DATE
         -------------------                              ----
                                                      June 7, 1996
         /s/ Morton E. David
- -------------------------------------
          Morton E. David
Chairman, President, Chief Executive
        Officer and Director


         /s/ Edward H. Cohen                          June 7, 1996
- -------------------------------------
           Edward H. Cohen
              Director

        /s/ Bernard Goldstein                         June 7, 1996
- -------------------------------------
          Bernard Goldstein
               Director

        /s/ Leonard M. Lodish                         June 7, 1996
- -------------------------------------
          Leonard M. Lodish
               Director

        /s/ Howard L. Morgan                          June 7, 1996
- -------------------------------------
           Howard L. Morgan
               Director

        /s/ Jerry R. Schubel                          June 7, 1996
- -------------------------------------
           Jerry R. Schubel
               Director

         /s/ James H. Simons                          June 7, 1996
- -------------------------------------
            James H. Simons
               Director

- -------------------------------------
           Richard E. Snyder
               Director

       /s/ Michael R. Strange                         June 7, 1996
- -------------------------------------
           Michael R. Strange
               Director

        /s/ William H. Turner                         June 7, 1996
- -------------------------------------
           William H. Turner
               Director

         /s/ Kenneth H. Lind                          June 7, 1996
- -------------------------------------
            Kenneth H. Lind
  Vice President, Finance (Principal
  Financial and Accounting Officer)