Form 10-Q
period 1996-06-30
FRANKLIN ELECTRONIC PUBLISHERS INC
filed 1996-08-13
CIK 356841

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended June 30, 1996                      Commission File No. 0-14841

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

                                 Yes  X  No
                                    ----   ----
                         COMMON STOCK OUTSTANDING AS OF
                        JUNE 30, 1996 - 8,026,046 SHARES

                  FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                   June 30,  March 31,
                                                     1996      1996
                                                   --------  ---------
                               ASSETS
                               ------
Current Assets:
 Cash and cash equivalents                         $ 7,904    $10,827
 Accounts receivable, less allowance for doubtful
   accounts of $878 and $867                        10,895     12,114
 Inventories                                        41,278     34,890
 Deferred income tax asset                           2,183      1,723
 Prepaids and other assets                           3,475      2,948
                                                   -------    -------
 Total Current Assets                               65,735     62,502
                                                   -------    -------
Property and Equipment                              10,880     11,012
Goodwill, less accumulated amortization of $670
  and $649                                           2,065      1,789
Other Assets                                         8,006      7,566
                                                   -------    -------
Total Assets                                       $86,686    $82,869
                                                   =======    =======

                LIABILITIES AND SHAREHOLDERS' EQUITY
                ------------------------------------
Current Liabilities:
 Accounts payable and accrued expenses             $15,476    $16,678
 Current portion of mortgage note payable              284        --
                                                   -------    -------
 Total Current Liabilities                          15,760     16,678
                                                   -------    -------
Long-Term Liabilities:
 Mortgage note payable                               3,976        --
 Other liabilities                                     678        653
                                                   -------    -------
 Total Long-Term Liabilities                         4,654        653
                                                   -------    -------
Shareholders' Equity:
 Preferred stock, $2.50 par value, authorized
   10,000,000 shares, none issued or outstanding       --         --
 Common stock, no par value, authorized 50,000,000
   shares, issued and outstanding 8,026,046 and
   7,861,715 shares                                 48,883     48,599
 Retained earnings                                  17,805     17,165
 Foreign currency translation adjustment              (416)      (226)
                                                   -------    -------
 Total Shareholders' Equity                         66,272     65,538
                                                   -------    -------
Total Liabilities and Shareholders' Equity         $86,686    $82,869
                                                   =======    =======

                See notes to consolidated financial statements.

                  FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                    Three Months Ended
                                         June 30,
                                    --------------------
                                      1996       1995
                                    ---------  ---------
Sales                               $  15,071  $  18,619
Cost of Sales                           7,936     10,358
                                    ---------  ---------
Gross Profit                            7,135      8,261
                                    ---------  ---------
Expenses:
 Sales and marketing                    2,810      3,117
 Research and development               1,379      1,273
 General and administrative             1,949      1,800
 Interest expense                          10          2
 Interest and investment income           (46)      (202)
                                    ---------  ---------
 Total expenses                         6,102      5,990
                                    ---------  ---------
Income Before Income Taxes              1,033      2,271
Income Tax Provision                      393        863
                                    ---------  ---------
Net Income                          $     640  $   1,408
                                    =========  =========
Net Income Per Share:
 Primary                            $     .08  $     .17
                                    =========  =========
 Fully diluted                      $     .08  $     .17
                                    =========  =========
Weighted Average Common Shares and
  Common Equivalents:
 Primary                                8,214      8,222
                                    =========  =========
 Fully diluted                          8,215      8,222
                                    =========  =========

                See notes to consolidated financial statements.

                  FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                Common Stock                          Total
                              ------------------  Retained        Shareholders'
                               Shares    Amount   Earnings Other     Equity
                              ---------  -------  -------- -----  -------------
Balance--March 31, 1996       7,861,715  $48,599  $17,165  $(226)    $65,538
Issuance of common shares
  under employee stock
  option plan                    36,834      467      --     --          467
Issuance of shares and
  amortization of deferred
  compensation expense for
  shares issued for services
  net of forfeitures
  (unearned portion $93)           (650)      12      --     --           12
Issuance of common shares
  for warrants exercised        189,993    1,235      --     --        1,235
Issuance of common shares
  related to acquisition of
  Systech GmbH                    6,748      152      --     --          152
Purchase and retirement of
  treasury shares received
  under employee stock
  option plan and warrants
  exercised                     (68,594)  (1,582)     --     --       (1,582)
Income for the period               --       --       640    --          640
Foreign currency translation
  adjustment                        --       --       --    (190)       (190)
                              ---------  -------  -------  -----     -------
Balance--June 30, 1996        8,026,046  $48,883  $17,805  $(416)    $66,272
                              =========  =======  =======  =====     =======


                See notes to consolidated financial statements.

                  FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                          Three Months Ended
                                                               June 30,
                                                          -------------------
                                                            1996      1995
                                                          --------- ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                               $    640  $   1,408
 Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
  Depreciation and amortization                              1,058        796
  Provision for losses on accounts receivable                   10         26
  Loss on disposal of property and equipment                     7        --
  Deferred income tax benefit                                 (460)       575
  Source (use) of cash from change in operating assets
    and liabilities excluding the effects of acquisition:
     Accounts receivable                                     1,241     (2,322)
     Inventories                                            (6,318)    (6,927)
     Prepaids and other assets                                (527)       232
     Accounts payable and accrued expenses                  (1,303)     1,962
     Other liabilities                                          25        --
                                                          --------  ---------
 Net Cash Used in Operating Activities                      (5,627)    (4,250)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                          (548)    (2,198)
  Proceeds from sale of property and equipment                  52        --
  Change in other assets                                      (819)      (644)
  Cash paid for Systech GmbH, net of cash acquired            (171)       --
                                                          --------  ---------
 Net Cash Used in Investing Activities                      (1,486)    (2,842)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from mortgage                                     4,260        --
  Proceeds from issuance of common shares                      120        296
                                                          --------  ---------
 Net Cash Provided by Financing Activities                   4,380        296
Effect of Exchange Rate Changes on Cash                       (190)        88
                                                          --------  ---------
Decrease in Cash and Cash Equivalents                       (2,923)    (6,708)
Cash and Cash Equivalents at March 31                       10,827     21,018
                                                          --------  ---------
Cash and Cash Equivalents at June 30                      $  7,904  $  14,310
                                                          ========  =========
Schedule of Non-Cash Financing Activities:
  Purchase and retirement of treasury shares received
    under employee stock option plan and warrants
    exercised                                             $  1,582  $     --

                See notes to consolidated financial statements.

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reference is made to the financial statements included in the Company's Annual Report (Form 10-K) filed with the Securities and Exchange Commission for the year ended March 31, 1996.

The financial statements for the periods ended June 30, 1996 and 1995 are unaudited and include all adjustments which, in the opinion of management, are necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

1. MORTGAGE

During the quarter ended June 30, 1996, the Company obtained a mortgage on its new facility in Burlington, New Jersey. The mortgage totaling $4,260,000 has monthly principal payments of $23,667, plus interest, and matures on June 28, 2006. Interest on the mortgage is currently payable at 1% over LIBOR. The Company has the option to convert the mortgage to a fixed interest rate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 AS COMPARED WITH JUNE 30, 1995:

Net Sales

Sales of $15,071,000 for the quarter ended June 30, 1996 were 19% lower than sales of $18,619,000 for the same quarter one year earlier. The sales decrease is attributed to lower sales of electronic books in the domestic consumer market caused by retailer caution in issuing restocking orders as the 1995 program year wound down in the June quarter. Royalties from technology licenses decreased as a percentage of sales from 4% to 3%.

Gross Profits

The Company reported net income of $640,000 or $.08 per share for the first quarter ending June 30, 1996, compared with earnings of $1,408,000 or $.17 per share last year. Decreased sales primarily contributed to the decrease in gross profits from $8,261,000 to $7,135,000. Gross profit margins increased to 47% as compared with 44% last year due to favorable product mix.

Operating Expenses

Total operating expenses increased by $112,000 to $6,102,000 in the current 1996 quarter as compared with $5,990,000 in the same quarter last year. Sales and marketing expenses were down by $307,000 from last year's level of $3,117,000 to $2,810,000. Research and development expenses increased to $1,379,000 (9% of sales) as compared with $1,273,000 (7% of sales) in the period one year earlier as the Company continued its development efforts for new products in the BOOKMAN(R) series and other new electronic books. General and administrative expenses increased $149,000 to $1,949,000 (13% of sales) from $1,800,000 (10% of sales). Interest and investment income decreased from $202,000 to $46,000 due to lower level of cash caused by the use of working capital for inventories.

CHANGES IN FINANCIAL CONDITION

Inventories increased from $34,890,000 at March 31, 1996 to $41,278,000 at the end of the June quarter due primarily to lower than expected sales in the first quarter and production in anticipation of higher sales in the seasonally active second and third quarters. The inventory increase in part was required in order to bring new products to market and to build inventory to support international sales in new markets. Cash and cash equivalents decreased from $10,827,000 at March 31 to $7,904,000 as working capital was employed to support inventory build-up. Accounts receivable decreased from $12,114,000 to $10,895,000 at June 30 as a result of lower than expected sales in the first quarter. Accounts payable and accrued expenses decreased from $16,678,000 at March 31 to $15,476,000 at June 30. Having expended approximately $6.5 million from available cash flow from operations for the construction and outfitting of its new corporate headquarters during fiscal 1995 and 1996, the Company placed a mortgage in the principal amount of $4,260,000 on the property in the June quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of liquidity during the last three fiscal years was cash flow from operations. Management believes that cash flow from operations and its bank line of credit will be adequate to provide for the Company's liquidity and capital needs for the foreseeable future.

In order to accommodate seasonal inventory and accounts receivable buildup, the Company may finance its day to day operations by drawing down advances, on an as needed basis, against a $35 million revolving line of credit facility which runs through October 1998. At June 30, 1996, there were no borrowings under the bank line of credit. The Company believes that it has sufficient borrowing availability for seasonal cash requirements. Borrowings against the line of credit bear interest at the bank's prime rate or 1 1/2% over LIBOR. The Company pays a commitment fee of 1/4 of 1% per annum on the unused portion of the line of credit. The Company has no material commitments for capital expenditures in the next twenty-four months.

The Company's ability to generate revenues and profits is subject to certain risks and uncertainties in its business, including, among other things, the timely availability and acceptance of new electronic books, changes in technology, the impact of competitive electronic products, the management of inventories and growth, the Company's dependence on third party component suppliers and manufacturers, including those that provide Franklin-specific parts, and the ability of the Company to forecast customer demand for its electronic books.

PART II

ITEM 1.   LEGAL PROCEEDINGS

In April 1995 Berkeley Speech Technologies ("Berkeley") filed a declaratory judgment action in the United States District Court for the Northern District of California to invalidate one of Franklin's registered copyrights, which action also demands monetary damages. Franklin filed a counterclaim against Berkeley for infringing Franklin's registered copyright and for breach of contract. The Company believes that Berkeley's action is without merit and intends vigorously to defend this action and to prosecute its counterclaims; therefore, the Company believes that the resolution of this matter will not have a material adverse effect on its financial condition and results of operations.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1996.

Exhibit No.

  10.01 Amended and Restated Employment Agreement, effective as of May 1, 1996, between Franklin Electronic Publishers, Inc. and Morton E. David.

  10.02 Amendment No. 1 to Third Amended and Restated Credit Agreement, and Second Amendment to the Trademark, Patent and Copyright Security Agreement, being dated August 11, 1995, among Franklin Electronic Publishers, Inc. and certain of its subsidiaries and Chemical Bank.

  10.03 Franklin Electronic Publishers, Inc. Stock Option Plan as Amended and Restated effective as of July 24, 1996.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                               FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                                                REGISTRANT

AUGUST 9, 1996                     /s/ Gregory J. Winsky
Date                           ________________________________________________
                               Gregory J. Winsky,
                               Senior Vice President,
                               General Counsel
                               (Duly Authorized Officer)

AUGUST 9, 1996                     /s/ Kenneth H. Lind
Date                           ________________________________________________
                               Kenneth H. Lind,
                               Vice President, Finance and
                               Treasurer
                               (Principal Financial Officer)