Form 10-Q
period 1996-09-30
FRANKLIN ELECTRONIC PUBLISHERS INC
filed 1996-11-08
CIK 356841

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended September 30, 1996                 Commission File No. 0-14841


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


                          Yes     X        No
                               _______        _______


                        COMMON STOCK OUTSTANDING AS OF
                    SEPTEMBER 30, 1996  -  8,025,768 SHARES

                 FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                   September 30,      March 31,
                                                                       1996             1996
                                                                   -------------      ---------

                                     ASSETS
                                     ------
CURRENT ASSETS:
   Cash and cash equivalents                                          $ 4,651          $10,827
   Accounts receivable, less allowance for doubtful accounts
     of $901 and $867                                                  18,207           12,114
   Inventories                                                         40,543           34,890
   Deferred income tax asset                                            2,484            1,723
   Prepaids and other assets                                            4,684            2,948
                                                                      -------          -------
  TOTAL CURRENT ASSETS                                                 70,569           62,502
                                                                      -------          -------
PROPERTY AND EQUIPMENT                                                 11,151           11,012
GOODWILL, less accumulated amortization of $700 and $649                2,035            1,789
OTHER ASSETS                                                            8,264            7,566
                                                                      -------          -------
TOTAL ASSETS                                                          $92,019          $82,869
                                                                      =======          =======


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                              $15,361          $16,678
   Current portion of long-term debt                                      284                -
                                                                      -------          -------
   TOTAL CURRENT LIABILITIES                                           15,645           16,678
                                                                      -------          -------
LONG-TERM LIABILITIES:
   Long-term debt, net of current portion                               6,929                -
   Other liabilities                                                      704              653
                                                                      -------          -------
   TOTAL LONG-TERM LIABILITIES                                          7,633              653
                                                                      -------          -------
SHAREHOLDERS' EQUITY:
   Preferred stock, $2.50 par value, authorized 10,000,000 shares,
     none issued or outstanding                                             -                -
   Common stock, no par value, authorized 50,000,000 shares,
     issued and outstanding 8,025,768 and 7,861,715 shares             48,894           48,599
   Retained earnings                                                   20,262           17,165
   Foreign currency translation adjustment                               (415)            (226)
                                                                      -------          -------
   TOTAL SHAREHOLDERS' EQUITY                                          68,741           65,538
                                                                      -------          -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $92,019          $82,869
                                                                      =======          =======

                See notes to consolidated financial statements.

                 FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                            Three Months Ended             Six Months Ended
                                               September 30,                 September 30,
                                          ----------------------        ----------------------
                                            1996          1995            1996          1995
                                          --------      --------        --------      --------
SALES                                     $ 24,231      $ 27,077        $ 39,302      $ 45,696

COST OF SALES                               12,483        14,609          20,419        24,967
                                          --------      --------        --------      --------
GROSS PROFIT                                11,748        12,468          18,883        20,729
                                          --------      --------        --------      --------
EXPENSES:
  Sales and marketing                        4,304         3,868           7,114         6,985
  Research and development                   1,355         1,435           2,734         2,708
  General and administrative                 2,059         2,045           4,008         3,845
  Interest expense                             105             2             115             4
  Interest and investment income               (37)         (117)            (83)         (319)
                                          --------      --------        --------      --------

           Total expenses                    7,786         7,233          13,888        13,223
                                          --------      --------        --------      --------

INCOME BEFORE INCOME TAXES                   3,962         5,235           4,995         7,506

INCOME TAX PROVISION                         1,505         1,989           1,898         2,852
                                          --------      --------        --------      --------

NET INCOME                                $  2,457      $  3,246        $  3,097      $  4,654
                                          ========      ========        ========      ========

NET INCOME PER SHARE:

  Primary                                 $    .30      $    .39        $    .38      $    .56
                                          ========      ========        ========      ========
  Fully diluted                           $    .30      $    .39        $    .38      $    .56
                                          ========      ========        ========      ========
WEIGHTED AVERAGE COMMON SHARES AND
  COMMON EQUIVALENTS:

  Primary                                    8,124         8,266           8,185         8,245
                                          ========      ========        ========      ========
  Fully  diluted                             8,124         8,333           8,187         8,329
                                          ========      ========        ========      ========

                See notes to consolidated financial statements.

                 FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                               AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                      COMMON STOCK                                 TOTAL
                                                                   ------------------     RETAINED              SHAREHOLDERS'
                                                                     SHARES    AMOUNT     EARNINGS     OTHER      EQUITY
                                                                   ---------  -------     --------    -------  -------------
BALANCE--MARCH 31, 1996                                            7,861,715   $48,599    $17,165      $(226)     $65,538

     Issuance of common shares under
       employee stock option plan                                     37,256       469         -         -            469

     Issuance of shares and amortization of deferred
       compensation expense for shares issued for services
       net of forfeitures (unearned portion $72)                      (1,350)       21         -         -             21

     Issuance of common shares for warrants exercised                189,993     1,235         -         -          1,235

     Issuance of common shares related to acquisition
       of Systech GmbH                                                 6,748       152         -         -            152

     Purchase and retirement of treasury shares received
       under employee stock option plan and warrants exercised       (68,594)   (1,582)        -         -         (1,582)

     Income for the period                                                -         -       3,097        -          3,097

     Foreign currency translation adjustment                              -         -          -        (189)        (189)
                                                                   ---------   -------    -------     ------     --------
BALANCE--SEPTEMBER 30, 1996                                        8,025,768   $48,894    $20,262      $(415)     $68,741
                                                                   =========   =======    =======     ======     ========

                See notes to consolidated financial statements.

                 FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)

                                                                   Three Months Ended            Six Months Ended
                                                                     September 30,                 September 30,
                                                             --------------------------  ----------------------------
                                                                  1996          1995          1996            1995
                                                             ------------  ------------  -------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                                  $2,457       $ 3,246        $ 3,097          $ 4,654
  ADJUSTMENTS TO RECONCILE NET INCOME TO
   NET CASH PROVIDED BY OPERATING ACTIVITIES:
    Depreciation and amortization                              1,120           947          2,178            1,743
    Provision for losses on accounts receivable                   22            49             32               75
    Loss on disposal of property and equipment                     3            75             10               75
    Deferred income tax benefit                                 (301)            -           (761)             575
    Source (use) of cash from change in operating
        assets and liabilities excluding the effects of
         acquisition:
            Accounts receivable                               (7,334)       (3,933)        (6,093)          (6,255)
            Inventories                                          735        (6,163)        (5,583)         (13,090)
            Prepaids and other assets                         (1,209)         (175)        (1,736)              57
            Accounts payable and accrued expenses               (115)       (1,370)        (1,418)             592
            Other liabilities                                     26             -             51                -
                                                             --------      --------       --------         -------
  NET CASH USED IN OPERATING ACTIVITIES                       (4,596)       (7,324)       (10,223)         (11,574)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                          (951)       (1,878)        (1,499)          (4,076)
    Proceeds from sale of property and equipment                   3           450             55              450
    Change in other assets                                      (665)         (819)        (1,484)          (1,463)
    Cash paid for Systech GmbH, net of cash acquired               -             -           (171)               -
                                                             --------      --------       --------         -------
  NET CASH USED IN INVESTING ACTIVITIES                       (1,613)       (2,247)        (3,099)          (5,089)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from mortgage                                         -             -          4,260                -
    Principal payments of long-term debt                         (47)            -            (47)               -
    Proceeds from revolving credit agreement                   3,000             -          3,000                -
    Proceeds from issuance of common shares                        2           445            122              741
                                                             --------      --------       --------         -------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                    2,955           445          7,335              741

EFFECT OF EXCHANGE RATE CHANGES ON CASH                            1           165           (189)             253
                                                             --------      --------       --------         -------
DECREASE IN CASH AND CASH EQUIVALENTS                         (3,253)       (8,961)        (6,176)         (15,669)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               7,904        14,310         10,827           21,018
                                                             --------      --------       --------         -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $4,651       $ 5,349        $ 4,651          $ 5,349
                                                             ========      ========       ========         =======

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
   Purchase and retirement of treasury shares
       received under employee stock option plan and
       warrants exercised.                                    $    -       $     -        $ 1,582          $     -

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

The financial statements for the periods ended September 30, 1996 and 1995 are unaudited and include all adjustments which, in the opinion of management, are necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.


1.    LONG-TERM DEBT

During the quarter ended June 30, 1996, the Company obtained a mortgage on its new facility in Burlington, New Jersey. The mortgage totaling $4,260,000 has monthly principal payments of $23,667, plus interest, and matures on June 28, 2006. Interest on the mortgage is currently payable at 1% over LIBOR. The Company has the option to convert the mortgage to a fixed interest rate.

Long-term debt as of September 30, 1996 consisted of the following (in thousands):

       Mortgage note                              $4,213
       Revolving credit                            3,000
                                                  ------
                                                   7,213
       Less:  current portion                       (284)
                                                  ------
       Total                                      $6,929
                                                  ======

2.    SUBSEQUENT EVENT

On October 4, 1996, the Company acquired certain assets and a trademark license for the Rolodex(R) electronics product line for approximately $16 million from Insilco Corporation. The acquisition gives the Company the right to build and market certain electronic products under the acquired trademarks. The Company utilized its revolving line of credit to finance the acquisition.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED WITH SEPTEMBER 30, 1995:

Net Sales

Sales of $24,231,000 for the quarter ended September 30, 1996 were 11% lower than sales of $27,077,000 for the same quarter one year earlier. The sales decrease is attributable to lower sales of electronic books in the domestic consumer market offset in part by increases in sales outside of the United States. Royalties from technology licenses remained constant at approximately 2% of sales.

Gross Profits

Decreased sales primarily contributed to the decrease in gross profits from $12,468,000 to $11,748,000. Gross profit margins increased to 48% as compared with 46% last year due to favorable product mix and lower price paid for solid state memory. The Company reported net income of $2,457,000 or $.30 per share for the second quarter ending September 30, 1996, compared with earnings of $3,246,000 or $.39 per share last year.

Operating Expenses

Total operating expenses increased to $7,786,000 (32% of sales) in the current quarter as compared with $7,233,000 (27% of sales) in the same quarter last year. Sales and marketing expenses increased from $3,868,000 (14% of sales) to $4,304,000 (18% of sales) as the Company increased advertising in both the domestic and international markets. Research and development expenses were constant at $1,355,000 (6% of sales) compared with $1,435,000 (5% of sales).

General and administrative expenses remained constant, being $2,059,000 (8% of sales) in the present period as compared with $2,045,000 (8% of sales) last year. Interest and investment income decreased from $117,000 to $37,000 due to the employment of cash for inventory and increased accounts receivable. Interest expense increased in the quarter as interest was paid in connection with the mortgage placed on the Company's headquarters facility during the first fiscal quarter and borrowings under the revolving credit facility to support seasonal cash requirements.

SIX MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED WITH SEPTEMBER 30, 1995:

Net Sales

Sales of $39,302,000 were 14% lower than sales of $45,696,000 for the comparable period one year earlier. The sales decrease is attributable to lower sales of electronic books in the domestic consumer market offset in part by international sales increases. Royalties from technology licenses decreased from 3% to 2% of total sales.

Gross Profits

Decreased sales primarily contributed to the decrease in gross profits from $20,729,000 to $18,883,000. Gross profit margins increased to 48% as compared with 45% last year due to favorable product mix and lower price paid for solid state memory. The Company reported net income of $3,097,000 or $.38 per share for the six months ending September 30, 1996 compared with earnings of $4,654,000 or $.56 per share last year.

Operating Expenses

Total expenses were to $13,888,000 (35% of sales) in the period up from $13,223,000 (29% of sales) last year. Sales and marketing expenses increased from last year's level of $6,985,000 (15% of sales) to $7,114,000 (18% of sales) primarily due to costs associated with new subsidiaries in international markets and increased advertising during the second quarter. Research and development expenses were relatively constant at $2,734,000 (7% of sales) as compared with $2,708,000 (6% of sales) in the period one year earlier. General and administrative expenses of $4,008,000 (10% of sales) were higher than $3,845,000 (8% of sales) last year. Interest and investment income decreased and interest expense increased for the reasons stated in the quarterly comparisons.

CHANGES IN FINANCIAL CONDITION

Inventories increased from $34,890,000 at March 31, 1996 to $40,543,000 at the end of the September quarter due primarily to lower than expected sales in the first and second fiscal quarters and production to support sales in the seasonally active third quarter. The inventory increase in part was required in order to bring new products to market and to build inventory to support international sales in new markets. Cash and cash equivalents decreased from $10,827,000 at March 31 to $4,651,000 as working capital was employed to support higher levels of accounts receivable and inventory. Accounts receivable increased from $12,114,000 to $18,207,000 at September 30 as a result of higher sales in the second quarter. Current liabilities decreased from $16,678,000 at March 31 to $15,645,000 at September 30. Having expended approximately $6.5 million from available cash flow from operations for the construction and outfitting of its new corporate headquarters during fiscal 1995 and 1996, the Company placed a mortgage in the principal amount of $4,260,000 on the property in the fiscal first quarter. The Company borrowed $3,000,000 against its revolving credit facility to finance seasonal cash requirements during the fiscal second quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of liquidity during the last three fiscal years was cash flow from operations. Management believes that cash flow from operations and its bank line of credit will be adequate to provide for the Company's liquidity and capital needs for the foreseeable future.

In order to accommodate seasonal inventory and accounts receivable buildup, the Company may finance its day to day operations by drawing down advances, on an as needed basis, against a $35 million revolving line of credit facility which runs through October 1998. At September 30, 1996, the Company had borrowings of $3,000,000 under the bank line of credit and on October 4, 1996, the Company borrowed approximately $16,000,000 in order to purchase from Insilco Corporation ("Insilco") certain assets and a trademark license relating to the Rolodex (R) electronics business in order to facilitate its entrance into the electronic organizer business. The Company believes that it has sufficient borrowing availability for seasonal cash requirements. Borrowings against the line of credit bear interest at the bank's prime rate or 1 1/2% over LIBOR. The Company pays a commitment fee of 1/4 of 1% per annum on the unused portion of the line of credit. The Company has no material commitments for capital expenditures in the next twenty-four months.

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

ITEM 1.   LEGAL PROCEEDINGS -

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

ITEM 2.   CHANGES IN SECURITIES - NONE

ITEM 3.   DEFAULT UPON SENIOR SECURITIES - NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
          SECURITIES HOLDERS -

The Annual Meeting of Shareholders of the Company was held on July 24, 1996. Reference is made to the Company's Proxy Statement furnished to shareholders in connection with the solicitation of proxies in connection with that Annual Meeting. In connection with the annual election of directors, nine incumbent directors were re-elected with Edward H. Cohen receiving 5,415,972 votes with 59,255 votes withheld; Morton E. David and Michael R. Strange each receiving 5,409,172 votes with 66,325 votes withheld; Bernard Goldstein receiving 5,414,972 votes with 60,525 votes withheld; Leonard M. Lodish and Jerry R. Schubel each receiving 5,423,472 votes with 52,025 votes withheld; Howard L. Morgan and James H. Simons each receiving 5,415,172 votes with 60,325 votes withheld; and William H. Turner receiving 5,417,472 votes, with 58,025 votes withheld. Other matters voted upon were changes to the Company's Employee Stock Option Plan, which matter was passed by a vote of 4,831,813 for, 601,740 against, and 13,342 abstentions; and shareholders ratified the appointment of Feldman Radin & Co., P.C. as auditors for the Company's 1997 fiscal year by vote of 5,363,311 for, 106,499 against, and 5,687 abstentions.

ITEM 5.   OTHER INFORMATION - NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K - The Company filed a report on Form 8-K with the Securities and Exchange Commission on October 18, 1996 in connection with its October 4, 1996 acquisition of the trademark license and assets from Insilco referenced above.

                                  SIGNATURES



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



                              FRANKLIN ELECTRONIC PUBLISHERS,
                                    INCORPORATED
                                      REGISTRANT



NOVEMBER  8, 1996              /s/  Gregory J. Winsky
------------------            ------------------------------------
Date                          Gregory J. Winsky
                              Senior Vice President,
                              General Counsel
                              (Duly Authorized Officer)



NOVEMBER  8, 1996              /s/  Kenneth H. Lind
-------------------           ------------------------------------
Date                          Kenneth H. Lind
                              Vice President, Finance and
                              Treasurer
                              (Principal Financial Officer)