Form 10-Q
period 1996-12-31
FRANKLIN ELECTRONIC PUBLISHERS INC
filed 1997-02-11
CIK 356841

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended December 31, 1996                 Commission File No. 0-14841

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

                        COMMON STOCK OUTSTANDING AS OF
                     DECEMBER 31, 1996 - 8,057,233 SHARES

                  FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                 December 31, March 31,
                                                     1996       1996
                                                 ------------ ---------
                                ASSETS
                                ------
Current Assets:
 Cash and cash equivalents                         $  7,762    $10,827
 Accounts receivable, less allowance for
   doubtful accounts of $948 and $867                22,060     12,114
 Inventories                                         33,993     34,890
 Deferred income tax asset                            2,182      1,723
 Prepaids and other assets                            3,026      2,948
                                                   --------    -------
 Total Current Assets                                69,023     62,502
                                                   --------    -------
Property and Equipment                               11,537     11,012
Trademark, less accumulated amortization of $80      15,467        --
Other Assets                                         10,774      9,355
                                                   --------    -------
Total Assets                                       $106,801    $82,869
                                                   ========    =======
                 LIABILITIES AND SHAREHOLDERS' EQUITY
                 ------------------------------------
Current Liabilities:
 Accounts payable and accrued expenses             $ 16,771    $16,678
 Current portion of mortgage note payable               284        --
                                                   --------    -------
 Total Current Liabilities                           17,055     16,678
                                                   --------    -------
Long-Term Liabilities:
 Revolving line of credit                            12,000        --
 Mortgage note payable                                3,834        --
 Other liabilities                                      730        653
                                                   --------    -------
 Total Long-Term Liabilities                         16,564        653
                                                   --------    -------
Shareholders' Equity
 Preferred stock, $2.50 par value, authorized
   10,000,000 shares, none issued or outstanding        --         --
 Common stock, no par value, authorized
   50,000,000 shares, issued and outstanding
   8,057,233 and 7,861,715 shares                    50,149     48,599
 Retained earnings                                   23,509     17,165
 Foreign currency translation adjustment               (476)      (226)
                                                   --------    -------
 Total Shareholders' Equity                          73,182     65,538
                                                   --------    -------
Total Liabilities and Shareholders' Equity         $106,801    $82,869
                                                   ========    =======

                See notes to consolidated financial statements.

                  FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                    Three Months Ended    Nine Months Ended
                                       December 31,         December 31,
                                    --------------------  ------------------
                                      1996       1995       1996      1995
                                    ---------  ---------  --------  --------
Sales                               $  31,986  $  34,451  $ 71,288  $ 80,147
Cost of Sales                          16,455     17,749    36,874    42,716
                                    ---------  ---------  --------  --------
Gross Profit                           15,531     16,702    34,414    37,431
                                    ---------  ---------  --------  --------
Expenses:
 Sales and marketing                    6,047      6,380    13,161    13,365
 Research and development               1,409      1,347     4,143     4,055
 General and administrative             2,527      2,344     6,535     6,189
 Interest expense                         384         28       499        32
 Interest and investment income           (74)      (120)     (157)     (439)
                                    ---------  ---------  --------  --------
 Total expenses                        10,293      9,979    24,181    23,202
                                    ---------  ---------  --------  --------
Income Before Income Taxes              5,238      6,723    10,233    14,229
Income Tax Provision                    1,991      2,555     3,889     5,407
                                    ---------  ---------  --------  --------
Net Income                          $   3,247  $   4,168  $  6,344  $  8,822
                                    =========  =========  ========  ========
Net Income Per Share:
 Primary                            $     .40  $     .50  $    .78  $   1.06
                                    =========  =========  ========  ========
 Fully diluted                      $     .40  $     .50  $    .78  $   1.06
                                    =========  =========  ========  ========
Weighted Average Common Shares and
  Common Equivalents:
 Primary                                8,119      8,374     8,126     8,300
                                    =========  =========  ========  ========
 Fully diluted                          8,119      8,375     8,127     8,303
                                    =========  =========  ========  ========

                See notes to consolidated financial statements.

                 FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                               AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                Common Stock                          Total
                              ------------------  Retained        Shareholders'
                               Shares    Amount   Earnings Other     Equity
                              ---------  -------  -------- -----  -------------
Balance--March 31, 1996       7,861,715  $48,599  $17,165  $(226)    $65,538
Issuance of common shares
  under employee stock
  option plan                    38,121      474      --     --          474
Issuance of shares and
  amortization of deferred
  compensation expense for
  shares issued for services
  net of forfeitures
  (unearned portion $368)        29,250       75      --     --           75
Issuance of common shares
  for warrants exercised        189,993    1,235      --     --        1,235
Issuance of common shares
  related to acquisition of
  Systech GmbH                    6,748      152      --     --          152
Purchase and retirement of
  treasury shares received
  under employee stock op-
  tion plan and warrants ex-
  ercised                       (68,594)  (1,582)     --     --       (1,582)
Income tax credit--stock op-
  tions                             --     1,196      --     --        1,196
Income for the period               --       --     6,344    --        6,344
Foreign currency translation
  adjustment                        --       --       --    (250)       (250)
                              ---------  -------  -------  -----     -------
Balance--December 31, 1996    8,057,233  $50,149  $23,509  $(476)    $73,182
                              =========  =======  =======  =====     =======


                See notes to consolidated financial statements.

                  FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                      Three Months Ended    Nine Months Ended
                                         December 31,         December 31,
                                      --------------------  ------------------
                                        1996       1995       1996      1995
                                      ---------  ---------  --------  --------
CASH FLOWS FROM OPERATING ACTIVI-
  TIES:
 Net Income                           $   3,247  $   4,168  $  6,344  $  8,822
 Adjustments to Reconcile Net Income
   to Net Cash Provided by Operating
   Activities:
  Depreciation and amortization           1,328        987     3,506     2,730
  Provision for losses on accounts
    receivable                               50         41        82       116
  Loss on disposal of property and
    equipment                                 2         21        12        96
  Deferred income tax benefit               302        --       (459)      575
  Source (use) of cash from change
    in operating assets and liabili-
    ties excluding the effects of
    acquisition:
    Accounts receivable                  (3,255)    (5,856)   (9,348)  (12,111)
    Inventories                           7,383        606     1,800   (12,484)
    Prepaids and other assets             1,738          7         2        64
    Accounts payable and accrued ex-
      penses                              1,242      2,434      (176)    3,026
    Other liabilities                        26        --         77       --
                                      ---------  ---------  --------  --------
 Net Cash Provided by (used in) Op-
   erating Activities                    12,063      2,408     1,840    (9,166)
CASH FLOWS FROM INVESTING ACTIVI-
  TIES:
  Purchase of property and equipment       (730)      (959)   (2,229)   (5,035)
  Proceeds from sale of property and
    equipment                                 5         21        60       471
  Change in other assets                   (917)      (903)   (2,401)   (2,366)
  Acquisition of Systech GmbH, net
    of cash acquired                        --         --       (171)      --
  Acquisition of Rolodex Electronics    (17,355)       --    (17,355)      --
                                      ---------  ---------  --------  --------
 Net Cash Used In Investing Activi-
   ties                                 (18,997)    (1,841)  (22,096)   (6,930)
CASH FLOWS FROM FINANCING ACTIVI-
  TIES:
  Proceeds from revolving line of
    credit                               15,767        --     18,767       --
  Proceeds from mortgage                    --         --      4,260       --
  Principal payments of revolving
    line of credit                       (6,767)       --     (6,767)      --
  Principal payments of mortgage            (95)       --       (142)      --
  Proceeds from issuance of common
    shares                                    5        266       127     1,007
  Income tax credit--stock options        1,196        --      1,196       --
                                      ---------  ---------  --------  --------
 Net Cash Provided by Financing Ac-
   tivities                              10,106        266    17,441     1,007
Effect of Exchange Rate Changes on
  Cash                                      (61)      (245)     (250)        8
                                      ---------  ---------  --------  --------
Increase (Decrease) in Cash and Cash
  Equivalents                             3,111        588    (3,065)  (15,081)
Cash and Cash Equivalents at Begin-
  ning of Period                          4,651      5,349    10,827    21,018
                                      ---------  ---------  --------  --------
Cash and Cash Equivalents at End of
  Period                              $   7,762  $   5,937  $  7,762  $  5,937
                                      =========  =========  ========  ========
Schedule of Non-Cash Financing Ac-
  tivities:
Purchase and retirement of treasury
  shares received under employee
  stock option plan and warrants
  exercised                           $     --   $     378  $  1,582  $    378

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

The financial statements for the periods ended December 31, 1996 and 1995 are unaudited and include all adjustments which, in the opinion of management, are necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

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

2. ACQUISITION

On October 4, 1996, the Company acquired certain net assets, which included a trademark license of the Rolodex(R) electronics product line from Insilco Corporation. The Company paid approximately $16,000,000 in cash and assumed certain commitments associated with the Rolodex electronics product line. The purchase price exceeded the fair value of net assets acquired by $15,547,000, which is being amortized over 40 years. The Company utilized its revolving line of credit to finance the acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1996 AS COMPARED WITH DECEMBER 31, 1995:

Net Sales

Sales of $31,986,000 for the quarter ended December 31, 1996 were 7% lower than sales of $34,451,000 for the same quarter one year earlier. The sales decrease is attributable to lower sales of electronic books in the domestic consumer market offset in part by increases in sales outside of the United States and by the Company's sales of products in the Rolodex(R) Electronics line of personal information products. The Company acquired certain assets of the Rolodex Electronics business, including such products and a trademark license from Insilco Corporation ("Insilco") during the quarter. Royalties from technology licenses were approximately 1% of sales, down from 3% of sales last year.

Gross Profits

Decreased sales primarily contributed to the decrease in gross profits from $16,702,000 to $15,531,000. Gross profit margins remained constant at 48% from year to year. The Company reported net income of $3,247,000 or $.40 per share for the third quarter ending December 31, 1996, compared with earnings of $4,168,000 or $.50 per share last year.

Operating Expenses

Total operating expenses increased to $10,293,000 (32% of sales) in the current quarter as compared with $9,979,000 (29% of sales) in the same quarter last year. Sales and marketing expenses decreased from $6,380,000 (19% of sales) to $6,047,000 (19% of sales) primarily due to decreases in variable expenses linked to sales volume. Research and development expenses were $1,409,000 (4% of sales) as compared with $1,347,000 (4% of sales) in the period one year earlier. General and administrative expenses increased from $2,344,000 (7% of sales) to $2,527,000 (8% of sales) primarily because of increased expenses of international subsidiaries, both those newly organized and those continuing in their operations. Interest expense increased in the quarter because the Company drew down $16,000,000 from its credit facility to consummate the acquisition of the Rolodex Electronics business from Insilco during the quarter. Interest expense also increased as interest was paid in connection with the mortgage placed on the Company's headquarters facility during the first fiscal quarter and in connection with borrowings under the revolving credit facility to support seasonal cash requirements. Interest and investment income decreased from $120,000 to $74,000 due to the employment of cash for inventory and increased account receivables.

NINE MONTHS ENDED DECEMBER 31, 1996 AS COMPARED WITH DECEMBER 31, 1995:

Net Sales

Sales of $71,288,000 were 11% lower than sales of $80,147,000 for the comparable period one year earlier. The sales decrease is attributable to lower sales of electronic books in the domestic consumer market offset in part by international sales increases. Royalties from technology licenses decreased from 3% of total sales to 2% of total sales.

Gross Profits

Decreased sales primarily contributed to the decrease in gross profits from $37,431,000 to $34,414,000. Gross profit margins increased from 47% last year to 48% this year. The Company reported net income of $6,344,000 or $.78 per share for the nine months ending December 31, 1996 compared with earnings of $8,822,000 or $1.06 per share last year.

Operating Expenses

Total expenses increased to $24,181,000 (34% of sales) in the period from $23,202,000 (29% of sales) last year. Sales and marketing expenses decreased slightly from last year's level of $13,365,000 (17% of sales) to $13,161,000 (18% of sales) as sales volume decreased. Research and development expenses were relatively constant at about 6% of sales, increasing slightly to $4,143,000 as compared with $4,055,000 in the period one year earlier. General and administrative expenses increased to $6,535,000 (9% of sales) from $6,189,000 (8% of sales) for the reasons set forth in the quarterly comparisons. Interest and investment income decreased and interest expense increased also for the reasons stated in the quarterly comparisons.

CHANGES IN FINANCIAL CONDITION

Inventories decreased from $34,890,000 at March 31, 1996 to $33,993,000 at the end of December as sales peaked on a seasonal basis in the Company's fiscal third quarter. Accounts receivable increased from $12,114,000 to $22,060,000 at December 31 as a result of higher sales in the seasonally active third quarter. Current liabilities increased slightly from $16,678,000 at March 31 to $17,055,000 at December 31 due to heightened seasonal activity. During the quarter, the Company borrowed approximately $16,000,000 against its revolving credit facility to finance a portion of the Rolodex Electronics acquisition, which included a trademark license. The purchase price exceeded the fair value of net assets acquired by $15,547,000. The Company placed a mortgage in the principal amount of $4,260,000 on its new headquarters facility in the fiscal first quarter. Cash and cash equivalents decreased from $10,827,000 at March 31 to $7,762,000 as approximately $7,000,000 in borrowings under the revolving credit agreement were repaid in the December quarter to bring the loan balance down to $12,000,000 at December 31.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of liquidity during the last three fiscal years was cash flow from operations. Management believes that cash flow from operations and its bank line of credit will be adequate to provide for the Company's liquidity and capital needs for the foreseeable future. In order to accommodate seasonal inventory and accounts receivable buildup, the Company may finance its day to day operations by drawing down advances, on an as needed basis, against a $35 million revolving line of credit facility which runs through October 1998. On October 4, 1996, the Company had borrowed approximately $16,000,000 under the facility in order to purchase from Insilco certain assets and a trademark license relating to the Rolodex Electronics business. This increased the Company's borrowings under the facility to approximately $19,000,000 at the beginning of the third fiscal quarter. The Company paid down approximately $7,000,000 against such borrowings during the quarter. At December 31, 1996, the Company had borrowings of $12,000,000 under the bank line of credit. The Company believes that it has sufficient borrowing availability for seasonal cash requirements. Borrowings against the line of credit bear interest at the bank's prime rate or 1 1/2% over LIBOR. The Company pays a commitment fee of 1/4 of 1% per annum on the unused portion of the line of credit. The Company has no material commitments for capital expenditures in the next twenty-four months.

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

                                    FRANKLIN ELECTRONIC PUBLISHERS,
                                            INCORPORATED
                                             Registrant

February 11 , 1997                 /s/ Gregory J. Winsky
------------------             ------------------------------------------
Date                           Gregory J. Winsky
                               Senior Vice President,
                               General Counsel
                               (Duly Authorized Officer)


February 11 , 1997                 /s/ Kenneth H. Lind
------------------             ------------------------------------------
Date                           Kenneth H. Lind
                               Vice President, Finance and
                               Treasurer
                               (Principal Financial Officer)