Form 10-K
period 1997-03-31
FRANKLIN ELECTRONIC PUBLISHERS INC
filed 1997-06-30
CIK 356841

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                          FOR THE FISCAL YEAR ENDED
                                MARCH 31, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                          FOR THE TRANSITION PERIOD
                           FROM    TO

                        COMMISSION FILE NUMBER 0-14841

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

  As of June 13, 1997, approximately 8,069,000 shares of common stock of the registrant were outstanding and the aggregate market value of common stock held by non-affiliates was approximately $66,630,000.

  The registrant's Proxy Statement for its 1997 annual meeting of stockholders is hereby incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                  FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                 INDEX TO ANNUAL REPORT ON FORM 10-K FILED WITH
                     THE SECURITIES AND EXCHANGE COMMISSION
                           YEAR ENDED MARCH 31, 1997

                               ITEMS IN FORM 10-K

                                                                          PAGE
                                                                          ----
 PART I
 Item 1.  BUSINESS......................................................    1
 Item 2.  PROPERTIES....................................................   12
 Item 3.  LEGAL PROCEEDINGS.............................................   12
 Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........   12
          EXECUTIVE OFFICERS OF THE REGISTRANT..........................   13
 PART II
 Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS......................................................   14
 Item 6.  SELECTED FINANCIAL DATA.......................................   15
 Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS....................................   16
 Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................   20
 Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.....................................   36
 PART III
 Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............   36
 Item 11. EXECUTIVE COMPENSATION........................................   36
 Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT...................................................   36
 Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................   36
 PART IV
 Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K.....................................................   36
 Signatures..............................................................  38

                                    PART I

ITEM 1. BUSINESS

  Franklin Electronic Publishers, Incorporated ("Franklin" or the "Company") believes it is the world's largest designer, developer and publisher of electronic books, having sold more than fifteen million units since 1986. The Company's electronic books are hand-held, battery-powered devices that incorporate the text of a reference work or database and permit the user to read selected portions on a display screen. The Company owns or has licenses to publish in electronic hand-held format more than 200 titles, including monolingual and bilingual dictionaries (such as Merriam-Webster's Tenth Collegiate Dictionary), the Bible, encyclopedias (such as the Concise Columbia Encyclopedia), entertainment-oriented publications (such as Parker's Wine Guide), educational publications and medical publications (such as the Physicians' Desk Reference). The Company has recently begun to sell a line of personal information management electronic products, such as databanks and organizers, under its recently licensed ROLODEX(R) Electronics trademark.

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

  In October 1996, the Company acquired certain assets of the ROLODEX(R) Electronics product line and the associated trademark license for approximately $16 million in cash from Insilco Corporation ("Insilco"). Under the license, the Company acquired the right to build and market certain electronic products under the ROLODEX(R) Electronics mark, including databanks, organizers and telephones.

  The Company was incorporated in 1983 in the Commonwealth of Pennsylvania as the successor to a business commenced in 1981. The Company's principal executive offices are located at One Franklin Plaza, Burlington, New Jersey 08016-4907, and its telephone number is (609) 386-2500.

COMPETITIVE ADVANTAGES

  The Company believes that it has the following competitive advantages:

 Strong Global Position

  The Company believes that it has a dominant market share in electronic book publishing in the United States, the United Kingdom, Canada and Australia. The Company has licensed from publishers the electronic hand-held rights to more than 200 titles and actively seeks to add new titles. The Company believes that it has rights to more titles than any of its competitors in the electronic book market. The Company has obtained such licenses from a variety of publishers, including, among others, Liris Interactive, the wholly-owned multimedia publisher of the French publishing conglomerate CEP Communications ("Liris"), Bertelsmann Lexicon Verlag ("Bertelsmann"), the Columbia University Press, Harper/Collins Publishers Ltd. ("Harper/Collins"), Little, Brown and Co., Inc., McGraw-Hill, Inc., Merriam-Webster, Inc. ("Merriam-Webster"), the Oxford University Press and Simon & Schuster Consumer Group. The Company recently acquired exclusive rights to the trademark ROLODEX(R) Electronics for the sale of electronic products, such as databanks, organizers, and telephones. The Company believes that the ROLODEX(R) mark commands a high degree of brand recognition among consumers in the United States.

  The Company markets its products through a broad array of distribution channels. In the United States alone, Franklin's books are sold in over 30,000 retail establishments, including Radio Shack, Wal-Mart, K-mart, Service Merchandise, Office Max and Staples.

 Technological Leadership

  The Company believes its ability to compress data and to design systems that permit quick and efficient information retrieval has enabled it to maintain a strong market position. Additionally, Franklin's expertise in IC-ROM technology allows it to store more data in smaller, less expensive memory chips, thereby reducing the overall cost and size of its products while retaining the capacity for rapid retrieval of compressed data in a low power, low cost environment. As the chart below shows, the cost of IC-ROM has decreased steadily over the time that electronic books have been produced, allowing the Company the ability to bring down the price of its electronic books over time.

                             [GRAPH APPEARS HERE]

            Retail Price of Franklin Dictionary vs. Cost of I C ROM

Calendar Years                          1986    1987    1988    1989     1990   1991   1992   1993   1994   1995   1996
Cost of 1 Megabyte of Memory            48.00   24.00   19.90   19.90    8.40   7.12   5.66   4.06   3.79   2.77   2.16

Retail Price of Franklin Dictionary    299.00  299.00  279.00  249.00  149.00  99.00  79.00  69.00  49.00  49.00  39.00

  The Company commits substantial resources to technological innovation and product development. Since the introduction of the Spelling Ace in 1986, the Company has developed and introduced a number of variations of its platforms, introduced its titles in new interchangeable cartridge format, and adapted certain personal computer application software programs to its platforms.

  The Company implements cost reduction programs for hardware platforms on which its books are published, including custom designs of very large scale integrated circuits ("VLSI"s). This permits the Company to offer cost-reduced platforms at increasingly lower prices while maintaining its gross margins. The combination of cost reduction and decreasing IC-ROM prices has allowed the Company to better compete with print versions of reference publications over the years that electronic books have been produced.

 New Rolodex(R) Electronics Products

  In 1997, Franklin began to ship its new line of organizers and databanks sold under the exclusive ROLODEX(R) Electronics brand name. The ROLODEX(R) Electronics product line is expected to include low priced databanks, which allow users to store and retrieve names and telephone numbers, and higher priced and more advanced personal organizers that can interface with desktop PC's and be expanded with BOOKMAN cartridges.

 New BOOKMAN Products

  The Company believes that BOOKMAN products have the potential to set an industry standard for hand-held electronic publishing. The advantages of the card format are flexibility of interchangeable databases incorporated in IC-ROM cards and the ability to update information contained in the IC-ROM cards. Additionally, the card format has economies that are important for smaller IC-ROM card production runs which enable the Company to publish profitable electronic versions of books that do not have mass market appeal, including commercial and technical books and proprietary publications commissioned by third parties.

 Brand Name Recognition and Reputation for Quality

  The Company believes that the proprietary BOOKMAN trademark and exclusive ROLODEX(R) Electronics mark provide advantages in the highly competitive domestic market for electronic reference books and personal information management products.

  The Company's electronic books enjoy a reputation for quality that results from their content, hardware design and easy-to-use applications. Franklin's products have won several awards including the Electronics Industries Association's Consumer Electronics Group Design and Engineering Award for 1993 and 1994 and the French Sippa d'Or Trophy for 1995 and 1996. The Company received the 1996 Transatlantic Entrepreneurial Business Award from the British-American Chamber of Commerce. The award recognizes Franklin's achievements in promoting trade between the United States and United Kingdom. The Company believes that the exclusive ROLODEX(R) Electronics mark provides an advantage in the highly competitive domestic market for personal information management products.

BUSINESS STRATEGY

  The Company's strategy is to leverage its leading market position with new products and to expand further internationally. The principal elements of Franklin's strategy are as follows:

 Popularizing BOOKMAN Products

  The Company's sales and marketing emphasis will be on generating mass market interest in BOOKMAN products in order to achieve the Company's goal of making the BOOKMAN platform the industry standard for hand-held electronic book publishing. As part of this emphasis, the Company intends to use television advertising campaigns on cable networks and on spot TV, as well as a print advertising campaign, using a nationally recognized spokesperson in the near term.

 Product Expansion

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

  In addition, the Company plans to expand the applications for its BOOKMAN products by entering into joint ventures with developers of software and hardware products. The Company partnered with Starfish Software to develop that company's Sidekick(R) (organizer) application for use on a BOOKMAN unit.

  The acquisition of the ROLODEX(R) Electronics product line is expected to enable Franklin to offer a broader range of hand-held electronic products, which is expected to influence retailers to grant Franklin expanded shelf space. The Company believes that not only does the hand-held organizer market complement its existing businesses, but also that the potential exists for increasing the market share for the ROLODEX(R) Electronics business given Franklin's existing competitive strengths, such as reputation for quality and breadth of domestic distribution, as well as the high brand awareness of the ROLODEX(R) name in the domestic marketplace.

 International Expansion

  Historically, the Company's international sales were made exclusively through a network of independent distributors. Commencing in 1992, the Company began to market its products directly in selected international markets by establishing wholly-owned, local subsidiaries. The Company's United Kingdom subsidiary, established in 1992, markets and distributes British English versions of its books in the United Kingdom; its French and Canadian subsidiaries, which commenced operations in 1994, and its German and Australian subsidiaries, which commenced operations in 1995, market and distribute books from the Company's existing library of titles as well as new books developed for those markets. The Company initiated sales through its Mexican and Colombian subsidiaries in the past fiscal year and has recently commenced direct operations through a subsidiary in Italy. The Company is in the process of acquiring its former sales and marketing distribution company in the Benelux countries to sell its existing line of Dutch and French products, as well as new electronic books targeted for the Low Countries. The Company recently signed a joint venture agreement with Kinpo Electronics, a Taiwanese manufacturer of electronic products, to develop and sell Chinese/ English products in Asia and the rest of the world. The Company intends to expand the number of countries in which it markets and anticipates that its international sales will continue to grow as a percentage of total sales.

 Product Development for Special Markets

  In addition to distributing its books to a broad range of consumers through catalogs and department, specialty, chain and discount stores, the Company also attempts to market to specific industries and market segments. The Company has formed separate divisions to market its books in the medical and education markets. Franklin has successfully produced electronic books on an OEM basis for third parties.

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

 Dictionaries

  Franklin's electronic spelling books (the "Spelling Ace(R) line") operate as phonetic spelling error detectors and correctors, puzzle solvers, word list builders and word finders. These books permit the user to obtain the correct spelling of a word that the user does not know how to spell correctly. For example, if the user phonetically types in "krokodyl," the book will display a list of seven words including, as the first choice, "crocodile." The Company markets various versions in the Spelling Ace line incorporating different databases. The most popular version is based on a list of over 80,000 American English words licensed to the Company by Merriam-Webster, and a children's version is based on the word list from Webster's Elementary Dictionary. Several versions directed to children and the "English as a Second Language" ("ESL") markets have been sold with a companion hard copy dictionary to which the electronic book serves as an index.

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

  The Company's top-of-the-line electronic dictionary is the BOOKMAN Merriam-Webster's Collegiate(R) Dictionary which contains over 195,000 words and their definitions, parts of speech, hyphenation points and different word forms (inflections). All of the Company's electronic dictionaries provide phonetic spelling correction and many provide thesaurus features as well.

  The Company markets versions of its dictionaries that include speech synthesis circuitry (based on text to speech technology in which algorithms are used to convert text into sound) which allows the Company's products to pronounce, in computer generated speech, relevant words contained in the various databases. The Company also has developed and sold audible products that use digitally recorded and compressed speech, which sounds more like a human voice.

  The Company's line of products also includes bilingual dictionaries. Each contains more than 200,000 words in both English and either Spanish, French, German, Arabic, Hebrew or Korean, and each provides complete translations, definitions, verb conjugations and a gender guide, and plays a variety of language learning games to help teach the language. The Spanish/English dictionary is marketed in versions with and without speech synthesis for both Spanish and English words. Each of the other bilingual dictionaries is equipped with speech synthesis for the English words. The Company currently markets a French/German dictionary and currently is developing bilingual dictionaries for several other languages, including other language pairs that do not include English, such as German/Italian and French/Spanish.

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

 The Bible

  Franklin's electronic Holy Bible is a hand-held edition of the entire text of the Bible, which allows for retrieval of text by searches based on single words, word groups or synonyms. For example, a search for the words "valley" and "shadow" will retrieve the Twenty-third Psalm. Because of its built-in ability to conduct full-text word searches, the Franklin Bible is a fully automated concordance. The Company sells the Bible on its BOOKMAN platform and on IC-ROM cards designed for use with its BOOKMAN platform. The Company sells both the King James and the New International versions of the Bible, as well as a children's version of the Bible, and markets a Bible question-and-answer IC-ROM card. The Company sells electronic versions of a Spanish language Bible, the Reina Valera edition, and a German language Bible that is commonly known as the Luther Bible.

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

  The Company has produced an electronic formulary for HIP/Rutgers Health Plan and intends to develop additional products for the managed health care business based on the model of that formulary. An electronic formulary offers physicians in a particular healthcare group instant access to drug information and disease management algorithms specific to that group in a hand-held unit.

  The Company has begun shipping a line of BOOKMAN products for use by nurses in the United States. The keystone of this line is a BOOKMAN platform having the popular Nursing Diagnoses and Classifications published by the North American Nursing Diagnosis Association, a reference text that classifies and defines medical conditions specific to nursing. The Company is currently shipping a BOOKMAN card containing Nursing '97 Drug Handbook published by Springhouse Corp. Other nursing publications under license to the Company are in development for BOOKMAN cards.

  The Company has developed products for the expanding consumer market for medical information by publishing general medical books in the BOOKMAN format. The Company publishes the Parents' Emergency Medical Guide and the PDR Family Guide to Prescription Drugs.

 Entertainment Titles

  Franklin's Total Baseball Encyclopedia provides year-by-year batting and pitching statistics for every team and player in the National and American Leagues from 1876 through the 1996 season. The Total Baseball Encyclopedia also provides year-by-year team batting and pitching totals, plus complete rosters and biographical information on every player. It also has the capacity, because of its database architecture, to create custom lists or ratios.

  The Company sells a Crossword Puzzle Solver electronic book which provides correct spelling for over 250,000 words and phrases from Merriam-Webster's Official Crossword Puzzle Dictionary for use by word puzzle enthusiasts. The Company has also produced The Official Scrabble Players' Dictionary, and Parker's Wine Guide, an authoritative guide to wines and vineyards.

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

 International Titles

  Beginning in 1987, the Company developed and produced British English versions of its American English electronic books for international markets, particularly the United Kingdom and Australia, such as an electronic spelling book based on a list of over 70,000 words licensed from Harper/Collins and a children's dictionary incorporating a database from the Oxford Children's Dictionary. The Company has similarly developed monolingual electronic books for the French market. Franklin has also developed new electronic books for sale in the German-speaking market and a Spanish monolingual dictionary for Spain and South America. In addition, the Company has entered into an agreement pursuant to which Bertelsmann has granted the Company the right to publish electronic books based on a number of Bertelsmann's books. In February 1997, Liris executed an exclusive omnibus agreement with Franklin, by which the parties will jointly develop, publish, and distribute French titles in hand-held electronic platforms and ROM cards. Liris publishes dictionaries, thesauruses, encyclopedias and other works under the following well known French trademarks: Le Robert, Larousse, Nathan, Dalloz, Masson and Bouquins. The Company entered into a joint venture agreement in May 1997 with Kinpo Electronics, a manufacturer of electronic products in Taiwan, to develop, manufacture and sell hand-held electronic Chinese (all dialects) monolingual, bilingual, and multilingual reference products for China, Taiwan, Hong Kong, and other worldwide markets. The Company believes that it will derive a greater portion of its revenues from international sales in fiscal 1998 and beyond than in prior years.

 English as a Second Language Products

  The Company has produced bilingual electronic learners' dictionaries based on the Oxford Students' Dictionary of Current English that have English definitions in simplified language. These learners' dictionaries are intended to aid native Arabic, Hebrew, and Korean speakers to learn English as a second language. The Company produces Speak English!(TM), a hand-held electronic tutor that utilizes digitally recorded and compressed speech technology to pronounce a basic vocabulary of English words for the ESL student and provides identification of words through the use of graphic images. The user speaks into a microphone built into the electronic book, which records and plays back the user's pronunciation of a word as well as the proper pronunciation stored in the product, thereby allowing the user to compare the two pronunciations and correct his or her pronunciation as appropriate. The Chinese/English product to be produced under joint venture is intended to be sold into the worldwide ESL market of native Chinese speakers.

 Personal Information Management Products

  In 1996, Franklin launched the BOOKMAN Sidekick Palmtop Organizer line, products developed under license from Starfish Software, Inc. ("Starfish"). Sidekick(R) is a best selling personal organizer software package for use in desktop or laptop personal computers. This BOOKMAN organizer is sold with a connectivity package that includes a diskette-based software program that allows the user to upload and download data between the BOOKMAN platform and an application program running on a desktop personal computer. In 1997, the Company began to sell this line of organizers under the ROLODEX(R) Electronics trademark.

  The Company believes that not only does the hand-held organizer market complement its existing businesses but also that there is potential to improve the market share of the ROLODEX(R) Electronics business given Franklin's existing competitive strengths. The ROLODEX(R) Electronics product line includes low priced databanks, which allow users to store and retrieve names and telephone numbers, and higher priced and more advanced personal organizers that can interface with desktop PC's and be expanded with BOOKMAN cartridges.

 Speech Recognition Products

  In May 1997, the Company acquired certain rights in speech recognition technology from Voice Powered Technology International, Inc. The acquired technology was developed for low cost, low power consumption, portable and compact applications in which an electronic device is controlled by spoken voice input. The technology is speaker-dependent in that a device utilizing the technology must be trained to recognize the speech pattern of the person controlling the device. The technology is not language dependent and consequently can be used in products targeted to be sold throughout the Company's chain of international sales and marketing subsidiaries and independent distributors. Initially, the Company intends to sell in the United States and in Europe a line of voice-controlled electronic organizers under its ROLODEX(R) Electronics brand name utilizing the acquired technology.

 Other Imprints

  The Company has lines of products targeted to sell at lower price points under the Next Century(R) and SYSTECH(TM) imprints. These products, which contain a single dedicated title, include spelling correctors and thesauruses for sale both in the domestic consumer market and in France, the United Kingdom and Australia.

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

RESEARCH AND DEVELOPMENT

  The Company has a group of approximately 100 persons that performs research and development relating to new electronic books and personal information management products as well as improvements to existing books and products. The group also conducts ongoing research in connection with the development of new software for the Company's books and products, specifically with respect to more efficient ways to compress the information contained in the databases incorporated in the Company's electronic books into the smallest and least costly IC-ROM chips. The Company also focuses its development efforts on creating new hardware platforms for the Company's electronic books. For example, the BOOKMAN and Digital Book System technologies were developed by the Company's internal research and development group.

  The Company maintains a full-time internal development group of hardware and software engineers dedicated to the critical function of developing VLSIs that integrate both general purpose microprocessors and custom design circuits for electronic books. Through this extensive effort the Company is able to reduce the cost of components for its platforms and ROM cards on an ongoing basis. The Company regularly engages in programs to redesign its electronic book platforms and to develop new VLSIs for its products.

  The Company is currently developing products utilizing digitally recorded and compressed speech technology, which are intended to help the user learn proper English pronunciation. The Company intends to focus its efforts regarding these products in the ESL market. The Company has expertise in and has licensed rights to certain text-to-speech technology ("TTS"), which allows for the synthesis of audible voice through software. With the recent acquisition of speech recognition technology from VPTI, the Company is consolidating its efforts in speech-related technology into a research and development group targeted toward application of TTS, compressed digitally-recorded speech, voice recognition, and voice recording for use in a panoply of small, low priced, electronic products, including electronic books and personal information management products.

  The Company's efforts in research and development of hardware and software focus on the Company's practice of customizing its hardware platform for use with specific content or particular software. This allows the Company to maximize the functionality of its products and reduce costs.

  During fiscal 1997, 1996 and 1995, the Company spent approximately $5.5 million, $5.5 million and $5.2 million, respectively, on research and development.

MANUFACTURE AND DISTRIBUTION

  The Company arranges for the assembly of its books by placing purchase orders with established third-party manufacturers in China, Taiwan, Malaysia, Thailand, the Philippines and Indonesia. The Company believes that it could locate alternate manufacturers for its books if any of its current manufacturers is unable, for any reason, to meet the Company's needs.

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

  The Company utilizes its offices in Hong Kong and Tokyo to facilitate component procurement and manufacturing and to conduct on-site quality control inspection by Company personnel of electronic books. The Company's electronic books are generally shipped at the Company's expense to its facility in New Jersey, where the Company maintains inspection, quality control, packaging, warehousing, and repair operations for distribution in the United States, and to similar facilities in Europe and elsewhere for its foreign operations.

SALES AND MARKETING

  Franklin's electronic books are marketed domestically through the Company's own sales and marketing force and through independent sales representative organizations, which are supervised by the Company's internal sales department.

 Consumer Sales

  Franklin's books are sold in over 30,000 retail establishments in the United States. These are comprised of mass market retailers, discount chains, bookstores, independent electronic stores, department stores and catalog companies such as The Sharper Image. Consumers can also order BOOKMAN products and cartridges directly from Franklin by calling 1-800-BOOKMAN or by visiting the Company's website at "http://www.franklin.com."

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

The Company indirectly benefits from general market awareness of the databases incorporated in its books. In the 1998 fiscal year, the Company expects to conduct a television advertising campaign for its BOOKMAN line in order to expand brand awareness in the domestic consumer marketplace.

 International Sales

  The Company sells its electronic books worldwide through its wholly-owned, local subsidiaries and a network of independent distributors. International sales accounted for 37%, 30% and 28% of the Company's sales during fiscal 1997, 1996 and 1995 respectively. Franklin's subsidiary in the United Kingdom markets and distributes British English versions of its books in the United Kingdom. The Company's subsidiaries in France, Canada, Germany, and Australia, market and distribute the Company's books, including new books developed for these markets. In 1996, the Company commenced operations in Mexico and Colombia, and has recently begun wholly-owned subsidiary sales in Italy. In each of these countries, the Company marketed its products through distributors prior to direct marketing through subsidiaries. The Company entered into a joint venture agreement in May 1997 with Kinpo Electronics, a manufacturer of electronic products in Taiwan, to develop, manufacture and sell hand-held electronic Chinese (all dialects) monolingual, bilingual, and multilingual reference products for China, Taiwan, Hong Kong, and other worldwide markets.

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

  The Company is shipping a line of BOOKMAN products targeted for use by nurses in the United States, and is producing products for the consumer market for medical information such as the Parents' Emergency Medical Guide and the PDR Family Guide to Prescription Drugs.

 Education Sales

  The Company's Franklin Learning Resources division is dedicated to the sale of electronic books directly to educators and school systems throughout the United States. The Company's electronic books are in use in over 20,000 United States schools. In addition, custom curriculae are created around the books to meet school requirements.

 Custom Electronic Book Publishing Sales

  The Company has created commercial or industrial applications of the Digital Book System as a data delivery device for corporate information used by employees or customers of corporations, such as an electronic index of windshield wiper replacement blades for Pylon Manufacturing Corp. and the PocketView Digital Book developed and recently updated for Allen-Bradley Company. The Company produced for Societe Generale a custom electronic index to its popular Encyclopedie Bordas and has produced three updated versions of the index and one new product based on the encyclopedic work Memories of the Twentieth Century. The Company's development of the electronic formulary for HIP/Rutgers was the first custom publication undertaken by the Company in the medical arena. The Company continues to pursue opportunities for custom versions of its products.

PATENTS, TRADEMARKS AND COPYRIGHTS

  The Company owns more than twenty-five United States utility and design patents on its electronic books and a number of international patents on its products. The Company actively pursues the acquisition and enforcement of patent rights and, in furtherance thereof, maintains an ongoing program to apply for and prosecute patent applications and to enforce its rights in patents that issue therefrom.

  Franklin owns certain trademark rights, including "Franklin(R)", "BOOKMAN(R)", "Spelling Ace(R)", "Wordmaster(R)", "Digital Book System(R)", "Next Century(R)" and "Language Master" and has an exclusive license for the mark ROLODEX(R) Electronics in the United States and various foreign countries.

  Copyrights to certain word lists incorporated in the Company's electronic books are the property of the Company's licensors. The Company owns copyrights in certain programs and algorithms used in, as well as the compilations of, its electronic books.

COMPETITION

  The Company is the market leader for hand-held, IC-ROM-based electronic books. The Company's main domestic competitor in the electronic book category is Seiko Instruments USA Inc., which markets spelling correctors, thesauruses, dictionaries and a Spanish translator. The Company believes it has various degrees of competition at different price points in the consumer market. The Company's major competitor, Seiko, focuses primarily on the modestly-priced end of the market. The Company's main international competitors are Lexibook and EuroTronics, which market French monolingual spelling correctors, thesauruses and dictionaries in France, and Hexaglot which markets German centric bilinguals and translators in Germany.

  A number of prominent electronics manufacturers, including Sharp Electronics Corporation, Casio, Apple Computer, Inc., Royal, Psion, U.S. Robotics, LG Electronics and Hewlett-Packard Company, market palmtop personal organizer products, personal digital assistants or general usage personal computers that offer varying degrees of electronic reference capabilities and personal information management functions.

  Competitive factors for electronic books are product quality and reliability, functionality, price, performance, speed of retrieval, quality of underlying databases, quality of spelling correction, portability, marketing and distribution capability, service and corporate reputation. The Company believes it is the leader in respect of each such factor.

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

  The Company is entering the highly competitive worldwide marketplace for personal information management products in which its competition will be, among others, Sharp Electronics Corporation, Casio, Royal, Psion, U.S. Robotics, and Hewlett-Packard Company. Many competitors in this market have greater capital, research and development, marketing and distribution resources than the Company and there can be no assurance that the Company can successfully compete in this market.

SOFTWARE LICENSING

  The Company designs linguistic software that performs spelling error detection and correction, thesaurus and dictionary functions in conjunction with databases of words in 20 languages and dialects. The Company's subsidiary, Proximity Technology Inc., markets this software for use in typewriters and word-processing and computer products, including CD-ROM and internet products. The Company competes with INSO, Inc. in respect of these software products. The Company's revenues from software licensing have been 2% to 3% of total revenues in recent years.

EMPLOYEES

  As of June 13, 1997, the Company employed approximately 270 persons in the United States, approximately 23 persons in Asia, and approximately 65 persons in international sales and marketing subsidiaries. None of the Company's employees is represented by a union. The Company believes its relations with its employees are satisfactory.

--------
Merriam-Webster's is a trademark of Merriam-Webster, Inc.; Physicians' Desk Reference and Pocket PDR are trademarks of Medical Economics Data, a division of Medical Economics Company, Inc.; PocketView is a trademark of Allen-Bradley Company, Inc.; Sidekick is a trademark of Starfish Software, Inc.; and ROLODEX(R) is a registered trademark of Sterling Plastics Co., a division of Newell Co.

  Except for the historical information contained herein, the matters discussed in this report are forward looking statements that involve risks to and uncertainties in Franklin's business, including, among other things, the timely availability and acceptance of new electronic books and personal information management products, changes in technology, the impact of competitive electronic products, the management of inventories and growth, the company's dependence on third party component suppliers and manufacturers, including those that provide Franklin-specific parts, and other risks and uncertainties that may be detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

ITEM 2. PROPERTIES

  In 1996, the Company completed the construction of its new 90,000 square foot corporate headquarters in Burlington, New Jersey. The Company believes this new facility will satisfy its foreseeable needs for office, laboratory and warehousing space.

ITEM 3. LEGAL PROCEEDINGS

  The Company is subject to litigation from time to time arising in the ordinary course of its business. The Company does not believe that any such litigation is likely, individually or in the aggregate, to have a material adverse effect on the financial condition of the Company. The declaratory judgment action filed in April 1995 by Berkeley Speech Technologies against the Company in connection with one of Franklin's registered copyrights was resolved in April 1997 by way of a cross licensing arrangement between the parties related to that copyright and a stipulated dismissal with prejudice of all claims as ordered by the United States District Court for the Northern District of California.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS--NONE

EXECUTIVE OFFICERS OF THE REGISTRANT

 NAME               AGE POSITION
 ----               --- --------
 Morton E. David     60 Chairman of the Board and Co-Chief Executive Officer;
                        Director
 William H. Turner   57 President and Co-Chief Executive Officer; Director
 Michael Kemp        50 Managing Director, Franklin Europe
 Kenneth H. Lind     44 Vice President, Finance, and Treasurer
 Barry J. Lipsky     46 Vice President, Manufacturing
 Michael R. Strange  49 Executive Vice President; Director
 Toni M. Tracy       48 Vice President, Publisher Relations
 Gregory J. Winsky   47 Senior Vice President

  Mr. David joined the Company in May 1984 as Chairman of the Board of Directors and Chief Executive Officer. Mr. David became Co-Chief Executive Officer upon Mr. Turner's joining the Company on October 1, 1996. Mr. David was Chairman and Chief Executive Officer of Mura Corporation, a manufacturer of portable audio products, cordless telephones and parts for the electronic industry from 1976 to 1984 and, prior thereto, was the chief financial officer of Dynamics Corp. of America, a diversified manufacturing company.

  Mr. Turner has been President and Co-Chief Executive Officer of the Company since October 1, 1996. Prior to joining the Company, he was Vice Chairman of The Chase Manhattan Bank. For more than the prior thirty years, Mr. Turner held a variety of positions at Chemical Banking Corporation prior to its merger with Chase Manhattan Bank. Mr. Turner is a director of Standard Motor Products, Inc. and The Park Avenue Bank, N.A.

  Mr. Kemp joined the Company in 1992 as Managing Director of its sales and marketing subsidiary in the United Kingdom, Franklin Electronic Publishers
(UK) Ltd. He was named Managing Director of the Company's European Operations in 1994. From 1983 to 1991, he was Marketing Director of Venture Marketing Ltd., a marketer of consumer electronics products.

  Mr. Lind joined the Company in March 1983 and was elected Controller of the Company in May 1984, Treasurer in October 1984 and Vice President in January 1986. From 1977 to 1983, Mr. Lind was associated with Coopers & Lybrand.

  Mr. Lipsky joined the Company as Vice President in February 1985. From 1972 to 1985, Mr. Lipsky was Vice President of Manufacturing of Mura Corporation.

  Mr. Strange has been an executive officer of the Company since 1984 and Executive Vice President of the Company since 1985. From 1982 to 1983, Mr. Strange was Vice President of Manufacturing at Metrologic Instruments, a manufacturer of bar-code scanning equipment, and from 1979 to 1982 was the Director of Worldwide Operations of Excide, a manufacturer of large scale uninterruptible power supplies.

  Ms. Tracy joined the Company in February 1995 as Vice President of the Company's Medical Division and was elected Vice President, Publisher Relations, of the Company in May 1996. In September 1996, Ms. Tracy was named President of the Medical Division. From 1984 until 1995, Ms. Tracy was employed by Churchill Livingstone, the medical publishing subsidiary of Pearson plc, a British media conglomerate, in a variety of publishing positions and last held the position of Executive Vice President and Publisher of Churchill Livingstone International, an Anglo-American medical publishing enterprise.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's common stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "FEP." The following table sets forth the range of the high and low closing sales prices as reported by the NYSE for the last two fiscal years:

                                                                      SALES
                                                                 ---------------
   QUARTER ENDED                                                  HIGH     LOW
   -------------                                                 ------- -------
   June 30, 1995................................................ $32     $25 3/8
   September 30, 1995...........................................  40 1/2  25 3/4
   December 31, 1995............................................  44 1/4  26 3/4
   March 31, 1996...............................................  30 5/8  22
   June 30, 1996................................................ $28 3/4 $20
   September 30, 1996...........................................  20 1/8  12 5/8
   December 31, 1996............................................  14 1/2  11 3/8
   March 31, 1997...............................................  13 3/8  11 3/8

  The approximate number of holders of record of the common stock as of May 28, 1997 was 1,180.

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

                                (IN THOUSANDS EXCEPT FOR PER SHARE DATA)
                                          YEAR ENDED MARCH 31,
                                ---------------------------------------------
                                  1997      1996     1995     1994     1993
                                --------  --------  -------  -------  -------
STATEMENT OF OPERATIONS DATA
Sales.......................... $ 88,650  $100,823  $83,273  $66,149  $65,383
Cost of Sales .................   46,074    53,666   46,745   38,454   39,323
                                --------  --------  -------  -------  -------
Gross Profit ..................   42,576    47,157   36,528   27,695   26,060
                                --------  --------  -------  -------  -------
Expenses:
  Sales and marketing..........   17,621    17,237   12,822   10,075   10,464
  Research and development.....    5,472     5,544    5,190    4,167    3,370
  General and administrative...    8,534     8,125    7,185    4,905    4,264
  Interest expense.............      775        36       12      442      653
  Interest and investment
  income.......................     (560)     (505)     (92)    (455)    (226)
                                --------  --------  -------  -------  -------
    Total expenses.............   31,842    30,437   25,117   19,134   18,525
                                --------  --------  -------  -------  -------
Income Before Income Taxes.....   10,734    16,720   11,411    8,561    7,535
Income Tax (Benefit) Provision.    4,079     6,354   (1,000)     471      393
                                --------  --------  -------  -------  -------
Net Income..................... $  6,655  $ 10,366  $12,411  $ 8,090  $ 7,142
                                ========  ========  =======  =======  =======
Net Income Per Share
  Primary...................... $    .82  $   1.25  $  1.56  $  1.06  $   .94
                                ========  ========  =======  =======  =======
  Fully diluted ............... $    .82  $   1.25  $  1.52  $  1.06  $   .92
                                ========  ========  =======  =======  =======
Pro Forma Net Income (1)
  Net Income .................. $  6,655  $ 10,366  $ 7,075  $ 5,308  $ 4,672
                                ========  ========  =======  =======  =======
Net Income Per Share
  Primary...................... $    .82  $   1.25  $   .89  $   .69  $   .62
                                ========  ========  =======  =======  =======
  Fully diluted................ $    .82  $   1.25  $   .87  $   .69  $   .60
                                ========  ========  =======  =======  =======
Weighted Average Common Shares
 and Common Equivalents:
  Primary......................    8,123     8,281    7,974    7,661    7,563
                                ========  ========  =======  =======  =======
  Fully diluted................    8,124     8,284    8,154    7,662    7,747
                                ========  ========  =======  =======  =======
                                              AT MARCH 31,
                                ---------------------------------------------
                                  1997      1996     1995     1994     1993
                                --------  --------  -------  -------  -------
BALANCE SHEET DATA
Working Capital................ $ 77,796  $ 45,824  $38,839  $30,032  $24,190
Total Assets ..................  131,055    82,869   70,574   49,673   39,002
Long-term Debt.................   44,518       653      --       --     3,157
Shareholders' Equity...........   73,603    65,538   53,973   39,703   29,367

--------
(1) The Company recognized its remaining federal tax benefits applicable to future years in fiscal 1995 and, as a result, the Company's earnings beginning in fiscal 1996 are reported on a fully taxed basis. The pro forma net income and net income per share data for each of the periods presented reflect what such data would have been had the Company's earnings been fully taxed (at an assumed tax rate of approximately 38%) for such periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  After five consecutive years of sales increases culminating in substantial increases in both domestic and international sales for fiscal 1995 and 1996, the Company's revenues declined in fiscal 1997 as the domestic market for small consumer electronics stagnated. The Company's domestic consumer sales decreased by 21.8% in the current fiscal year. International growth slowed in the 1997 fiscal year and only offset in part the domestic decline. International sales growth over the period was due to the Company's increased marketing efforts abroad, primarily in the United Kingdom, France and Canada, and the opening of new sales and marketing wholly-owned subsidiaries in Germany, Mexico, Colombia, and Australia.

  During the last three years, the Company benefitted from improvement in the price/performance of IC-ROM chips. Because IC-ROM chips are a significant part of the cost of Franklin electronic books, declining semiconductor prices allowed the Company to lower product prices significantly. Another factor enabling the Company to reduce its electronic book prices has been the Company's continued commitment to cost reduction. Management believes that lower prices, in turn, led to marked increases in domestic sales in both unit and dollar terms and the introduction of new titles and platforms contributed significantly to the Company's sales growth during the fiscal 1995 and 1996 and ameliorated the fiscal 1997 decline.

  The Company expects sales growth in the immediate future to be driven primarily by the sale of personal information management products to be produced under the recently licensed ROLODEX(R) Electronics trademark. Because the consumer brand awareness of the ROLODEX(R) mark is not as strong in international markets as in the United States, sales of personal information management products are expected to increase sales in the United States and reverse the recent trend in which Company-wide sales growth has been attributed primarily to international sales growth. Additional sales growth would be expected from domestic marketing initiatives geared toward increasing brand awareness for BOOKMAN products and to increasing international sales expected to be based in part on the opening of new markets by establishing additional wholly-owned sales and marketing subsidiaries in other countries. As the Company continues to introduce new foreign language books, bilingual electronic dictionaries and books targeted at the ESL market, management anticipates that the Company's international electronic publishing sales should increase as a percentage of total electronic publishing sales.

  Over the last three fiscal years, the Company's gross profit margins have increased primarily due to the decline in cost of IC-ROM chips and the Company's cost reduction efforts (which have enabled the Company to lower its product prices), and the introduction of new products which command higher gross margins. The Company expects that its gross margins will be negatively impacted by sales of personal information management products, which, not having licensed content found in the Company's electronic books, traditionally command lower margins in the highly competitive worldwide market for electronic databanks and organizers. Any improvements in gross margins in the future would need be driven by significant shifts in the Company's revenue mix toward the more profitable IC-ROM cartridges for its BOOKMAN products.

  Operating expenses as a percentage of sales remained relatively constant over fiscal 1995 and 1996, but in fiscal 1997 such expenses increased, primarily because sales decreased. The Company expects its research and development expenses to remain relatively constant in the near term. The recent increase in general and administrative expenses as a percentage of sales is primarily attributable to increased staff and the personnel needed to operate the Company's international subsidiaries and to product introductions in the ROLODEX(R) Electronics line of personal information management products. The Company anticipates that, as it furthers its strategy of popularizing BOOKMAN units by advertising and expanding its shelf space with the ROLODEX(R) Electronics line, its sales and marketing expenses, as a percentage of sales, will continue to increase.

  Prior to the 1995 fiscal year, the Company's effective tax rate was minimal due to the realization of net operating loss carryforwards. During the year ended March 31, 1995, the Company recognized its remaining federal tax benefits applicable to future years as the Company believed that at that time it was probable that such benefits would be utilized. In subsequent fiscal years, the Company reported its earnings on a fully taxed basis. For comparison purposes in the financial tables presented herein, the Company has included pro forma net income to show what the Company's earnings in fiscal year 1995 would have been on a fully taxed basis at an assumed tax rate of 38%.

RESULTS OF OPERATIONS

  The following table summarizes the Company's historical results of operations as a percentage of sales for fiscal 1997, 1996, and 1995:

                            (DOLLARS IN THOUSANDS)

                                                       YEAR ENDED MARCH 31,
                                                     --------------------------
                                                      1997      1996     1995
                                                     -------  --------  -------
SALES:
  Domestic Sales.................................... $56,072  $ 70,220  $59,597
  International Sales ..............................  32,578    30,603   23,676
                                                     -------  --------  -------
Total Sales ........................................ $88,650  $100,823  $83,273
                                                     =======  ========  =======
AS A PERCENTAGE OF TOTAL SALES:
  Domestic Sales....................................    63.3%     69.6%    71.6%
  International Sales ..............................    36.7      30.4     28.4
                                                     -------  --------  -------
  Total Sales ......................................   100.0%    100.0%   100.0%
  Cost of Sales ....................................    52.0      53.2     56.1
                                                     -------  --------  -------
  Gross Profit .....................................    48.0      46.8     43.9
                                                     -------  --------  -------
  Expenses:
    Sales and marketing ............................    19.9      17.1     15.4
    Research and development .......................     6.2       5.5      6.2
    General and administrative......................     9.6       8.1      8.6
    Interest expense................................      .8         *        *
    Interest and investment income..................     (.6)      (.5)     (.1)
                                                     -------  --------  -------
     Total expenses ................................    35.9      30.2     30.2
                                                     -------  --------  -------
  Income Before Income Taxes........................    12.1      16.6     13.7
  Income Tax (Benefit) Provision ...................     4.6       6.3    ( 1.2)
                                                     -------  --------  -------
  Net Income........................................     7.5%     10.3%    14.9%
                                                     =======  ========  =======
  Pro Forma Net Income (1)..........................     7.5%     10.3%     8.5%
                                                     =======  ========  =======

--------

1) The pro forma net income and net income per share data for each of the periods presented reflect what such data would have been had the Company's earnings been fully taxed (at an assumed tax rate of approximately 38%) for such periods.
* less than 0.1%

 Year Ended March 31, 1997 compared with Year Ended March 31, 1996

  Sales of $88.7 million for the year ended March 31, 1997 were 12.1% lower than sales of $100.8 million one year earlier. The sales decrease is attributable to lower sales of electronic books in the domestic consumer market offset in part mainly by increases in sales outside of the United States and secondarily by the Company's sales of personal information management products in the ROLODEX(R) Electronics line. While international sales increased 6.5% from year-to-year, this increase was less than in prior years and international growth slowed in the last quarter of the 1997 fiscal year. Because the consumer brand awareness of the ROLODEX(R) mark is not as strong in international markets as in the United States, sales of personal information management products are expected to increase sales in the United States and reverse the recent trend in which Company-wide sales growth has been attributed primarily to international sales growth. Foreign currency fluctuations did not have a significant effect on the Company's results of operations from year to year. Royalties from technology licensees were approximately 2% of sales, down from 3% of sales last year.

  Decreased sales primarily contributed to the decrease in gross profits from $47.2 million in fiscal 1996 to $42.6 million in fiscal 1997. Gross profit margins increased from 46.8% to 48.0% from year to year.

  Total expenses increased to $31.8 million in the current year as compared with $30.4 million last year. Sales and marketing expenses increased slightly from $17.2 million (17.1% of sales) in fiscal 1996 to $17.6 million (19.9% of sales) in fiscal 1997 as advertising increases were offset in part by decreases in variable expenses linked to sales volume. Research and development expenses were level over the two years at $5.5 million (5.5% of sales in the prior year as compared with 6.2% of sales in the most recent year). General and administrative expenses increased from $8.1 million (8.1% of sales) in fiscal 1996 to $8.5 million (9.6% of sales) in fiscal 1997 primarily because of increased expenses of international subsidiaries, both those newly organized and those continuing in their operations. Interest expense increased from year to year as the Company drew down $16,000,000 from its credit facility in October 1996 to finance the ROLODEX(R) Electronics acquisition.

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

  Gross profit increased from 43.9% of sales ($36.5 million) in fiscal 1995 to 46.8% of sales ($47.2 million) in fiscal 1996. The increase was attributable to sales of BOOKMAN cards and a greater proportion of higher gross margin products made possible by the Company's product cost reduction programs.

  Expenses remained constant as a percent of sales; the dollar increase from $25.1 million in fiscal 1995 to $30.4 million in fiscal 1996 is primarily due to increased sales and marketing and administrative expenses. Sales and marketing were up by $4.4 million from 15.4% of sales in fiscal 1995 to 17.1% of sales in fiscal 1996 in connection with the establishment of new subsidiaries and increased advertising. General and administrative expenses increased from $7.2 million (8.6% of sales) in fiscal 1995 to $8.1 million (8.1% of sales) in fiscal 1996 primarily due to the establishment of new foreign subsidiaries. Research and development expenses were relatively constant as a percentage of sales (decreasing slightly from 6.2% to 5.5%) even as the Company continued to develop new cards for the BOOKMAN platform.

INFLATION AND CURRENCY TRANSACTIONS

  Inflation has had no significant effect on the operations of the Company for the three years ended March 31, 1997. However, competitive pressures and market conditions in the future may limit the Company's ability to increase prices to compensate for general inflation or increases in prices charged by suppliers.

  The Company's operating results may be affected by fluctuations in currency exchange rates. The Company enters into foreign exchange forward contracts with financial institutions to limit its exposure to losses on anticipated cash flows resulting from fluctuations in the currency markets. Anticipated transactions are comprised primarily of sales of the Company's products in currencies other than U.S. dollars made through the Company's subsidiaries. As of March 31, 1997 and 1996, the Company had approximately $15.9 million and $12.2 million, respectively, of outstanding foreign exchange contracts in which foreign currencies were sold. The deferred gains and losses on such contracts were immaterial at March 31, 1997 and 1996. Such hedging has had no significant effect on the operations of the Company for the three years ended March 31, 1997. The duration of these anticipated hedging transactions generally does not exceed one year.

SEASONALITY

  The Christmas selling season (October, November and December) and the "back to school" season (mid-August to mid-September) are the strongest selling periods for the Company's products. The timing of the publication of new books may also significantly affect revenues and cause quarterly revenues and earnings fluctuations.

  The following table sets forth unaudited net sales for each of the Company's last twelve fiscal quarters:

                         QUARTER ENDED QUARTER ENDED QUARTER ENDED QUARTER ENDED
                            JUNE 30    SEPTEMBER 30   DECEMBER 31    MARCH 31
                         ------------- ------------- ------------- -------------
Fiscal 1997.............    $15,071       $24,231       $31,986       $17,362
Fiscal 1996.............     18,619        27,077        34,451        20,676
Fiscal 1995.............     15,125        21,258        29,194        17,696

LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary source of liquidity during the two years ended March 31, 1996 was cash flow from operations. On March 27, 1997, the Company completed the issuance to insurance companies in a private placement transaction of $40,000,000 in aggregate principal amount of 7.71% senior notes and contemporaneously entered into a new $20,000,000 revolving credit agreement with the Chase Manhattan Bank ("Chase") and Summit Bank ("Summit"). Management believes that the proceeds of the senior note offering, cash flow from operations, and the new revolving line of credit will be adequate to provide for the Company's liquidity and capital needs, including its proposed international expansion, for the foreseeable future.

  In order to accommodate seasonal inventory and accounts receivable buildup, prior to the issuance of the senior notes, the Company financed its day to day operations by drawing down advances, on an as needed basis, against its then existing credit facility with Chase. On October 4, 1996, the Company drew down approximately $16,000,000 under that facility in order to purchase from Insilco certain assets and a trademark license relating to the ROLODEX(R) Electronics business, which drawdown increased the Company's borrowings under that facility to approximately $19,000,000 at the beginning of its third fiscal quarter. The Company subsequently paid off such borrowings in full and, at March 31, 1997, there were no borrowings under the new revolving line of credit with Chase and Summit.

  Borrowings against the new line of credit bear interest at the bank's prime rate or 1% over LIBOR. The Company pays a commitment fee of 1/4 of 1% per annum on the unused portion of the line of credit.

  The Company expended approximately $6.5 million from available cash flow from operations for the construction and outfitting of its new corporate headquarters during fiscal 1995 and 1996. In June 1996, the Company obtained a loan of $4.3 million secured by a mortgage on its new corporate headquarters. The Company has no material commitments for capital expenditures in the next twenty-four months.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
INDEPENDENT AUDITOR'S REPORT...............................................  21
CONSOLIDATED STATEMENT OF OPERATIONS
 Years ended March 31, 1997, 1996 and 1995.................................  22
CONSOLIDATED BALANCE SHEETS
 March 31, 1997 and 1996...................................................  23
CONSOLIDATED STATEMENT OF CASH FLOWS
 Years ended March 31, 1997, 1996 and 1995.................................  24
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
 Years ended March 31, 1997, 1996 and 1995.................................  25
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 Years ended March 31, 1997, 1996 and 1995.................................  26

                         INDEPENDENT AUDITOR'S REPORT

Shareholders and Directors
Franklin Electronic Publishers, Incorporated
Burlington, New Jersey 08016

  We have audited the accompanying balance sheet of Franklin Electronic Publishers, Incorporated and subsidiaries as of March 31, 1997 and March 31, 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

  In our opinion, the financial statements referred to above present fairly, in all material aspects, the financial position of Franklin Electronic Publishers, Incorporated and subsidiaries as of March 31, 1997 and March 31, 1996, and the results of its operations and cash flows for each of the three years ended March 31, 1997 in conformity with generally accepted accounting principles.

                                          FELDMAN RADIN & CO., P.C.
                                          Certified Public Accountants

New York, New York
May 16, 1997

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                   YEAR ENDED MARCH 31,
                                                -----------------------------
                                                  1997      1996       1995
                                                --------  ---------  --------
SALES.......................................... $ 88,650  $ 100,823  $ 83,273
COST OF SALES..................................   46,074     53,666    46,745
                                                --------  ---------  --------
GROSS PROFIT...................................   42,576     47,157    36,528
                                                --------  ---------  --------
EXPENSES:
  Sales and marketing..........................   17,621     17,237    12,822
  Research and development.....................    5,472      5,544     5,190
  General and administrative...................    8,534      8,125     7,185
  Interest expense.............................      775         36        12
  Interest and investment income...............     (560)      (505)      (92)
                                                --------  ---------  --------
    Total expenses.............................   31,842     30,437    25,117
                                                --------  ---------  --------
INCOME BEFORE INCOME TAXES.....................   10,734     16,720    11,411
INCOME TAX (BENEFIT) PROVISION.................    4,079      6,354    (1,000)
                                                --------  ---------  --------
NET INCOME..................................... $  6,655  $  10,366  $ 12,411
                                                ========  =========  ========
NET INCOME PER SHARE:
  Primary...................................... $    .82  $    1.25  $   1.56
                                                ========  =========  ========
  Fully diluted................................ $    .82  $    1.25  $   1.52
                                                ========  =========  ========
WEIGHTED AVERAGE COMMON SHARES AND COMMON
 EQUIVALENTS:
  Primary......................................    8,123      8,281     7,974
                                                ========  =========  ========
  Fully diluted................................    8,124      8,284     8,154
                                                ========  =========  ========


                See notes to consolidated financial statements.

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 MARCH 31,
                                                             ------------------
                                                               1997      1996
                                                             --------  --------
                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents (Note 3).......................  $ 45,040  $ 10,827
  Accounts receivable, less allowance for doubtful accounts
  of $839 and $867.........................................     9,806    12,114
  Inventories (Note 4).....................................    30,617    34,890
  Deferred income tax asset ...............................     2,122     1,723
  Prepaids and other assets................................     3,145     2,948
                                                             --------  --------
  TOTAL CURRENT ASSETS.....................................    90,730    62,502
                                                             --------  --------
PROPERTY AND EQUIPMENT (Note 5)............................    11,211    11,012
TRADEMARK, less accumulated amortization of $194 (Note 9)..    15,353       --
OTHER ASSETS...............................................    13,761     9,355
                                                             --------  --------
TOTAL ASSETS...............................................  $131,055  $ 82,869
                                                             ========  ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES :
  Accounts payable and accrued expenses (Note 6)...........  $ 12,650  $ 16,678
  Current portion of mortgage note payable.................       284       --
                                                             --------  --------
  TOTAL CURRENT LIABILITIES ...............................    12,934    16,678
                                                             --------  --------
LONG-TERM LIABILITIES (Note 7).............................    44,518       653
                                                             --------  --------
SHAREHOLDERS' EQUITY: (Note 11)
  Preferred stock, $2.50 par value, authorized 10,000,000
   shares, none issued or outstanding......................       --        --
  Common stock, no par value, authorized 50,000,000 shares,
   issued and outstanding 8,060,133 and 7,861,715 shares...    50,235    48,599
  Retained earnings........................................    23,820    17,165
  Foreign currency translation adjustment (Note 12)........      (452)     (226)
                                                             --------  --------
  TOTAL SHAREHOLDERS' EQUITY...............................    73,603    65,538
                                                             --------  --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.................  $131,055  $ 82,869
                                                             ========  ========

                See notes to consolidated financial statements.

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                                      YEAR ENDED MARCH 31,
                                                     -------------------------
                                                      1997     1996     1995
                                                     -------  -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME........................................ $ 6,655  $10,366  $12,411
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:
    Depreciation and amortization...................   4,909    3,790    2,748
    Provision for losses on accounts receivable.....      83       51      318
    Loss on disposal of property and equipment......      13       96      --
    Write down of fixed assets......................     --       --       350
    Loss on sales of investment securities, net.....     --       --       101
    Revaluation of investment securities to market..     --       --       416
    Deferred income tax benefit.....................    (399)    (101)  (1,622)
    Source (use) of cash from change in operating
     assets and liabilities:
      Accounts receivable...........................   2,905   (2,239)  (2,127)
      Inventories...................................   5,177  (13,974)  (6,022)
      Prepaids and other assets.....................    (116)    (990)    (583)
      Accounts payable and accrued expenses.........  (4,298)      77    6,631
                                                     -------  -------  -------
  NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES.......................................  14,929   (2,924)  12,621
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments (net) in investment securities......     --       --     4,449
    Purchase of property and equipment..............  (2,671)  (5,624)  (6,784)
    Proceeds from sale of property and equipment....     107      471      --
    Change in other assets..........................  (5,908)  (3,852)  (1,658)
    Acquisition of Systech GmbH, net of cash
     acquired.......................................    (171)     --       --
    Acquisition of Rolodex(R) Electronics........... (17,355)     --       --
                                                     -------  -------  -------
  NET CASH USED IN INVESTING ACTIVITIES............. (25,998)  (9,005)  (3,993)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of Notes.................  40,000      --       --
    Proceeds from mortgage..........................   4,260      --       --
    Principal payments of mortgage..................    (213)     --       --
    Other liabilities...............................     103      653      --
    Proceeds from issuance of common shares and
     warrants.......................................     162    1,099    1,397
    Income tax credit-stock options.................   1,196      --       --
                                                     -------  -------  -------
  NET CASH PROVIDED BY (USED IN) FINANCING
   ACTIVITIES.......................................  45,508    1,752    1,397
EFFECT OF EXCHANGE RATE CHANGES ON CASH.............    (226)     (14)     (19)
                                                     -------  -------  -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....  34,213  (10,191)  10,006
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD....  10,827   21,018   11,012
                                                     -------  -------  -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.......... $45,040  $10,827  $21,018
                                                     =======  =======  =======
SUPPLEMENTAL DATA:
  Cash paid during the year:
    Income taxes.................................... $ 3,472  $ 5,152  $   288
    Interest........................................ $   741  $    36  $    13
SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
  Retirement of treasury shares received under
   employee stock option plan and warrants
   exercised........................................ $ 1,582  $   378  $ 1,044
  Issuance of common shares related to acquisition
   of Systech GmbH.................................. $   152  $   --   $   --

                See notes to consolidated financial statements.

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                               COMMON STOCK      RETAINED             TOTAL
                             ------------------  EARNINGS         SHAREHOLDERS'
                              SHARES    AMOUNT   (DEFICIT) OTHER     EQUITY
                             ---------  -------  --------- -----  -------------
BALANCE--MARCH 31, 1994      7,442,832  $45,870   $(5,612) $(555)    $39,703
  Issuance of common shares
   under employee stock
   option plan..............   290,611    2,441       --     --        2,441
  Issuance of shares and
   amortization of deferred
   compensation expense for
   shares issued for
   services (unearned
   portion $269)............    11,700      119       --     --          119
  Purchase and retirement of
   treasury shares received
   under employee stock
   option plan..............   (34,993)  (1,044)      --     --       (1,044)
  Income for the period.....       --       --     12,411    --       12,411
  Valuation allowance for
   securities available for
   sale.....................       --       --        --     362         362
  Foreign currency
  translation adjustment....       --       --        --     (19)        (19)
                             ---------  -------   -------  -----     -------
BALANCE--MARCH 31, 1995..... 7,710,150   47,386     6,799   (212)     53,973
  Issuance of common shares
   under employee stock
   option plan..............   154,741    1,427       --     --        1,427
  Issuance of shares and
   amortization of deferred
   compensation expense for
   shares issued for
   services (unearned
   portion $118)............    (2,150)     114       --     --          114
  Issuance of common shares
   for warrants exercised...     7,692       50       --     --           50
  Purchase and retirement of
   treasury shares received
   under employee stock
   option plan..............    (8,718)    (378)      --                (378)
  Income for the period.....       --       --     10,366    --       10,366
  Foreign currency
  translation adjustment....       --       --        --     (14)        (14)
                             ---------  -------   -------  -----     -------
BALANCE--MARCH 31, 1996..... 7,861,715   48,599    17,165   (226)     65,538
  Issuance of common shares
   under employee stock
   option plan..............    43,121      509       --     --          509
  Issuance of shares and
   amortization of deferred
   compensation expense for
   shares issued for
   services (unearned
   portion $290)............    27,150      126       --     --          126
  Issuance of common shares
   for warrants exercised...   189,993    1,235       --     --        1,235
  Issuance of common shares
   related to acquisition of
   Systech GmbH.............     6,748      152       --     --          152
  Purchase and retirement of
   treasury shares received
   under employee stock
   option plan and warrants
   exercised................   (68,594)  (1,582)      --     --       (1,582)
  Income tax credit--stock
  options...................       --     1,196       --     --        1,196
  Income for the period.....       --       --      6,655    --        6,655
  Foreign currency
  translation adjustment....       --       --        --    (226)       (226)
                             ---------  -------   -------  -----     -------
BALANCE--MARCH 31, 1997..... 8,060,133  $50,235   $23,820  $(452)    $73,603
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

 Right of Return and Refurbishing Costs:

  The Company initiates special programs with customers to test market certain products, promotions or market segments. These arrangements normally require the customer to pay for the merchandise under normal terms. The Company defers the recognition of certain revenues from these programs until such time as the revenue recognition requirements of Statement of Financial Accounting Standard
(SFAS) No. 48, "Revenue Recognition when Right of Return Exists", are met.

  The Company's sales are made with the right of exchange for defective products within one year from the original retail purchase. The Company provides for the cost of refurbishing such products.

 Price Protection:

  The Company maintains a policy of providing price protection to its dealers under which the Company issues credits in the event it reduces its prices. These credits are generally computed by multiplying either the number of units purchased within ninety days prior to the price reduction or the number of units on hand at retail at the time of the price reduction by the dollar amount of the price reduction. A provision for costs related to a reduction in prices is made at such time as the Company determines that a price reduction will be effective or is reasonably anticipated.

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

 Software Development Costs:

  The Company has capitalized software costs included in Other Assets which totaled $4,981,000 and $3,916,000, net of accumulated amortization, at March 31, 1997 and 1996, respectively. The capitalization of such costs and the related amortization is in accordance with SFAS No. 86. Software costs, which are capitalized after technological feasibility is established, totaled $2,440,000, $2,100,000, and $1,600,000 for the fiscal years ended March 31,
1997, 1996 and 1995, respectively.

  Amortization included in the accompanying Consolidated Statement of Operations for fiscal years ended March 31, 1997, 1996 and 1995 was $1,375,000, $1,089,000, and $793,000, respectively.

 Advertising Costs:

  Advertising costs are expensed as incurred except for direct response advertising, the costs of which are deferred and amortized over the period the related sales are recorded.

 Fair Value of Financial Instruments:

  Effective March 31, 1996, the Company adopted SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", that requires disclosure of fair value information about financial instruments whether or not recognized in the balance sheet. The carrying amounts reported in the balance sheet for cash, trade receivables, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. The carrying amount of the Company's borrowings under the Notes approximates fair value.

 Accounting for Long-Lived Assets:

  The Company reviews long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. At March 31, 1997, the Company believes that there has been no impairment of its long-lived assets.

 Income Taxes:

  The Company utilizes the liability method of accounting for income taxes as set forth in SFAS 109, "Accounting for Income Taxes". Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

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

  Under SFAS No. 128, "Earnings per Share", the disclosure of Primary Earnings per Share, giving effect to common stock equivalents, would no longer be presented. For the two years ended March 31, 1997 and 1996, earnings per share under the new Standard would be $.83 and $1.33, respectively.

 Stock Based Compensation:

  The Company accounts for stock transactions in accordance with APB Opinion No. 25, "Accounting For Stock Issued To Employees." Accordingly, no compensation is recorded on the issuance of employee stock options at fair market value.

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

3. CASH AND CASH EQUIVALENTS

  The Company classifies as cash equivalents highly liquid investments with maturities of less than ninety days totaling $42,537,000 and $6,857,000 at March 31, 1997 and 1996, respectively. At March 31, 1997, assets of $21,500,000 were invested in certificates of deposit at Chase Manhattan Bank and $9,675,000 in corporate commercial paper.

4. INVENTORIES

  Inventories consist of the following (in thousands):

                                                                   MARCH 31,
                                                                ---------------
                                                                 1997    1996
                                                                ------- -------
   Finished products........................................... $25,698 $23,949
   Parts.......................................................   4,919  10,941
                                                                ------- -------
                                                                $30,617 $34,890
                                                                ======= =======

5. PROPERTY AND EQUIPMENT

  Property and equipment consist of the following (in thousands):

                                                                   MARCH 31,
                                                                ---------------
                                                                 1997    1996
                                                                ------- -------
   Land.......................................................  $   497 $   497
   Building and improvements..................................    5,434   5,299
   Furniture and equipment....................................    6,562   5,775
   Tooling....................................................    5,327   4,288
   Computer software purchased................................    2,894   2,048
                                                                ------- -------
                                                                 20,714  17,907
   Accumulated depreciation...................................    9,503   6,895
                                                                ------- -------
                                                                $11,211 $11,012
                                                                ======= =======

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

  Accounts payable and accrued expenses consist of the following (in thousands):

                                                                   MARCH 31,
                                                                ---------------
                                                                 1997    1996
                                                                ------- -------
   Trade accounts payable.....................................  $ 4,496 $ 8,448
   Accrued payroll, bonus, payroll benefits and taxes.........    2,955   3,077
   Accrued royalties..........................................    1,031   1,136
   Accrued advertising........................................      961     649
   Advance payments by customers..............................      656     623
   Income taxes payable.......................................    1,296   1,503
   Accrued expenses-other.....................................    1,255   1,242
                                                                ------- -------
                                                                $12,650 $16,678
                                                                ======= =======

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

7. LONG-TERM DEBT

  Long-term debt consists of the following (in thousands):

                                                                    MARCH 31,
                                                                 ---------------
                                                                  1997    1996
                                                                 ------- -------

   Notes payable...............................................  $40,000 $   --
   Mortgage note payable.......................................    4,047     --
   Other.......................................................      755     653
                                                                 ------- -------
                                                                  44,802     653
   Less current portion........................................      284     --
                                                                 ------- -------
                                                                 $44,518 $   653
                                                                 ======= =======

  On March 27, 1997 the Company sold $40,000,000 of 10-year promissory notes (the "Notes") to institutional investors. The Notes, which mature on March 31, 2007, carry an interest rate of 7.71% per year. Principal payments are required over seven years starting at the end of the fourth year. The Note agreement contains normal financial covenants, including a restriction on dividends and other restricted payments in excess of $7,500,000, subject to adjustments for earnings and sales of common stock. The Note agreement contains a prepayment penalty and a provision for repurchase should there be a change of control, in addition to financial covenants.

  Also in connection with the Note offering, the Company reduced its Revolving Credit Agreement with a bank to $20,000,000. Repayment on borrowings is due on March 31, 2000. Interest on loan advances is payable at either the bank's prime rate (8.50% at March 31, 1997) or 1% over LIBOR. The Company also pays a commitment fee of one quarter of one percent per annum on the unused portion of the line of credit. The line of credit requires the Company to maintain minimum working capital levels and ratios in addition to normal bank covenants. As of March 31, 1997 and 1996, there were no amounts outstanding under this credit agreement.

  During the year ended March 31, 1997, the Company obtained a $4,260,000 mortgage on its new facility in Burlington, New Jersey. The mortgage carries an interest rate of 1% over LIBOR (5.7% at March 31, 1997) and matures on June 28, 2006. The Company has the option to convert the mortgage to a fixed interest rate.

  The maturities of long-term debt for the five years after March 31, 1997 are as follows: 1998-$284,000; 1999-$284,000; 2000-$284,000; 2001-$5,998,000;
2002-$5,998,000.

8. ADVERTISING AND MEDIA COSTS

  Advertising costs for the years ended March 31, 1997, 1996 and 1995 were $6,632,000, $6,625,000 and $4,657,000, respectively. Deferrals of direct response advertising were not material.

  The Company has sold certain products in exchange for credits entitling the Company to purchase media placements, travel and other items. Such products are expected to be sold so as not to compete with the Company's normal distribution. These credits have been recorded at their estimated fair market value, which is less than their face amount and approximates their cost to the Company.

9. ACQUISITIONS

  On October 4, 1996, the Company acquired the trademark license of the ROLODEX(R) Electronics product line and certain other assets from Insilco Corporation for approximately $16,000,000 cash and assumed certain commitments associated with the ROLODEX(R) Electronics product line. The purchase price exceeded the fair value of the net assets acquired by $15,547,000, which is being amortized over 40 years.

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

9. ACQUISITIONS--CONTINUED

  In April 1996, the Company acquired Systech GmbH, a German company, for 6,748 shares of the Company's common stock, plus up to 12,752 additional shares contingent on the performance of Systech. The acquisition has been treated as a purchase, with the operations of Systech included in consolidated operations from the date of acquisition. The effect on results of operations, had Systech been acquired as of the beginning of the proceeding years, would not have been material.

10. COMMITMENTS

 Lease Commitments:

  Rent expense under all operating leases was $858,000, $792,000 and $734,000 for the years ended March 31, 1997, 1996 and 1995, respectively. The future minimum rental payments to be made under noncancellable operating leases, principally for facilities, as of March 31, 1997 were as follows (in thousands):

                               YEARS ENDING MARCH 31,
       -----------------------------------------------------------------------
       1998................$609                       2001................$229
       1999................$434                       2002................$174
       2000................$355

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

11. SHAREHOLDERS' EQUITY

 Restricted Stock Plan and Unearned Portion of Common Stock Issued for
Services:

  The Company maintains a Restricted Stock Plan which provides for the grant of shares of common stock for services. The shares are subject to a restriction on transfer which requires the holder to remain employed by the Company for up to three years in order to receive the shares. As of March 31, 1997, under the Plan, 17,800 shares of common stock were available for distribution by the Board of Directors.

 Employee Stock Options:

  The Company's Employee Stock Option Plan authorizes the Company to grant options to purchase shares of common stock to key employees, consultants and outside directors of the Company.

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

11. SHAREHOLDERS' EQUITY--CONTINUED

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

  During the fiscal year ended March 31, 1997, under the Plan options to purchase 376,301 shares at $11.75 to $25.50 were granted to employees and outside directors of the Company. On August 1996, the Board of Directors approved a program allowing a "like-value exchange" of certain options previously awarded to employees. The Company calculated the relevant Black-Scholes values for both the options to be exchanged and the new options and determined the exchange ratios for each of the option grants included in the program. The exchange ratios were set such that the new options had the same value as the exchanged options. The net result was that the exercise price of the new options is lower than the exercise price of the options exchanged, but the number of shares of Common Stock underlying the options is reduced. The term of each of the new options is the same as the remaining term of the respective exchanged option. Optionees were given the opportunity to exchange options previously awarded with an option price of more than $19.00 per share for these new options. Options totaling 375,282 at option prices from $19.63 to $28.88 were exchanged for 290,575 options at $14.00.

 Accounting for Employee Stock Options:

  The Company accounts for its stock option plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation expense is recognized. In fiscal 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", for disclosure purposes; accordingly, no compensation expense has been recognized in the results of operations for its stock option plan as required by APB Opinion No. 25.

  For disclosure purposes the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock options granted during the years ended March 31, 1997 and 1996, respectively: annual dividends of $0.00 for both years, expected volatility of 46.6% and 43.3%, risk-free interest rate of 6.0% and 6.5% and expected life of five years for all grants. The weighted-average fair value of the stock options granted during the years ended March 31, 1997 and 1996 was $9.48 and $13.33, respectively.

  If the Company recognized compensation cost for the employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net income and earnings per share would have been $5.8 million and $0.72 in 1997 and $10.1 million and $1.22 in 1996. The SFAS No. 123 method of accounting does not apply to options granted prior to March 31, 1995 and, accordingly, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

11. SHAREHOLDERS' EQUITY--CONTINUED

  The following table summarizes the changes in options and warrants outstanding and the related price ranges for shares of the Company's common stock:

                                    STOCK OPTIONS              WARRANTS
                               ------------------------ -----------------------
                                            WEIGHTED
                                            AVERAGE
                                SHARES   EXERCISE PRICE  SHARES   WARRANT PRICE
                               --------  -------------- --------  -------------
   Outstanding at March 31,
    1994.....................   738,476      $ 9.89      197,685      $6.50
     Granted.................   187,200       14.91          --         --
     Exercised...............  (290,611)       8.40          --         --
     Expired or cancelled....    (1,702)       6.61          --         --
                               --------                 --------
   Outstanding at March 31,
    1995.....................   633,363       12.07      197,685       6.50
     Granted.................   234,250       28.59          --         --
     Exercised...............  (154,741)       9.22       (7,692)      6.50
     Expired or cancelled....   (64,668)      20.54          --         --
                               --------                 --------
   Outstanding at March 31,
    1996.....................   648,204       18.47      189,993       6.50
     Granted.................   376,301       19.32          --         --
     Exercised...............   (43,121)      11.80     (189,993)      6.50
     Expired or cancelled....   (39,543)      25.70          --         --
     Adjustment due to "like-
      value exchange"........   (84,707)        --           --         --
                               --------                 --------
   Outstanding at March 31,
    1997.....................   857,134      $14.44          --         --
                               ========                 ========

  The following table summarizes information about stock options outstanding at March 31, 1997:

                                       OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                           ------------------------------------------- --------------------------
                                           WEIGHTED
                                           AVERAGE         WEIGHTED                   WEIGHTED
   RANGE OF                  NUMBER       REMAINING        AVERAGE       NUMBER       AVERAGE
EXERCISE PRICES            OUTSTANDING CONTRACTUAL LIFE EXERCISE PRICE EXERCISABLE EXERCISE PRICE
---------------            ----------- ---------------- -------------- ----------- --------------
  $ 3.00-$13.75...........   229,783         5.88           $ 9.28       171,612       $ 8.40
   14.00- 15.75...........   314,851         8.30            14.06        78,904        14.20
   16.25- 17.75...........   270,500         8.18            17.23        93,500        16.25
   20.75- 31.63...........    42,000         8.39            27.66        42,000        27.66
                             -------                                     -------
  $ 3.00-$31.63...........   857,134                                     386,016
                             =======                                     =======

  Options exercisable and the weighted average exercise price at March 31, 1996 and March 31, 1995 were 297,486 options and $12.54, and 297,077 options and $8.99, respectively.

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

12. FOREIGN CURRENCY TRANSLATION

  Unrealized gains and losses resulting from translating foreign subsidiaries' assets and liabilities into U.S. dollars are deferred in an equity account on the balance sheet until such time as the subsidiary is sold or liquidated.

  The Company enters into foreign exchange forward contracts with financial institutions to limit its exposure to loss resulting from the fluctuations in the currency markets on anticipated cash flows associated with certain firmly committed transactions. Anticipated transactions are comprised primarily of sales of the Company's products in currencies other than the U.S. dollar made through the Company's subsidiaries. As of March 31, 1997 and 1996, the Company had approximately $15,900,000 and $12,200,000, respectively, of outstanding foreign exchange contracts in which foreign currencies were sold. The major currency exposures hedged were the British Pound, the French Franc, and the German Mark. The deferred gains and losses on such contracts were immaterial at March 31, 1997 and 1996. The duration of these hedging transactions generally does not exceed one year.

  Unrealized gains and losses on foreign exchange forward contracts designated as hedges are deferred and recognized in income in the same period as the hedged transactions.

13. INCOME TAXES

  During the year ended March 31, 1995, the Company determined that the realization of its net operating loss carryforwards, temporary differences and tax credit carryforwards was probable and, accordingly, recorded the tax asset expected to be recovered in future years.

  The components of the net deferred tax asset consist of the following (in thousands):

                                                                    MARCH 31,
                                                                  -------------
                                                                   1997   1996
                                                                  ------ ------
   Temporary differences......................................... $1,668 $1,249
   Foreign loss carryforward.....................................    454    474
                                                                  ------ ------
   Deferred tax asset............................................ $2,122 $1,723
                                                                  ====== ======

  Temporary differences primarily represent non-deductible intercompany profit eliminations and financial reporting allowances for uncollectibles and other non-deductible allowances.

  Undistributed earnings of affiliates intended to be reinvested indefinitely were immaterial.

  The income tax provision consists of the following (in thousands):

                                                             MARCH 31,
                                                       -----------------------
                                                        1997    1996    1995
                                                       ------  ------  -------
   Current
     Federal.......................................... $3,978  $5,617  $   228
     State............................................    369     838      394
     Foreign..........................................    131     --       --
                                                       ------  ------  -------
                                                        4,478   6,455      622
                                                       ------  ------  -------
   Deferred
     Federal..........................................   (383)    157   (1,292)
     State............................................    (36)     24     (138)
     Foreign..........................................     20    (282)    (192)
                                                       ------  ------  -------
                                                         (399)   (101)  (1,622)
                                                       ------  ------  -------
   Provision for income taxes......................... $4,079  $6,354  $(1,000)
                                                       ======  ======  =======

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

13. INCOME TAXES--CONTINUED

  Reconciliation of income taxes shown in the financial statements and amounts computed by applying the Federal income tax rate of 35% for the years ended March 31, 1997, 1996 and 1995 is as follows (in thousands):

                                                             MARCH 31,
                                                      -----------------------
                                                       1997    1996    1995
                                                      ------- ------- -------
   Income before income taxes........................ $10,734 $16,720 $11,411
                                                      ======= ======= =======
   Computed expected tax............................. $ 3,757 $ 5,852 $ 3,994
   Benefit provided by net operating loss
   carryforward......................................     --      --   (3,994)
   Provision for alternative minimum tax.............     --      --      228
   State tax provision...............................     322     502     394
   Tax benefit of NOL recorded.......................     --      --   (1,622)
                                                      ------- ------- -------
   Provision for income taxes........................ $ 4,079 $ 6,354 $(1,000)
                                                      ======= ======= =======

14. OPERATIONS

  The Company and its foreign operations have the same business environment and operate primarily in one industry segment. Operating profit (loss) is net revenue less operating costs and expenses pertaining to specific geographic areas. Products sold by the U.S. company to the subsidiaries are accounted for based on established sales prices between the related companies. Identifiable assets are those assets used in the geographic area.

  For the years ended March 31, 1997, 1996 and 1995, the Company's foreign operations as conducted in Europe generated sales of $24,963,000, $22,074,000 and $16,117,000, and operating profits (losses) of $214,000, ($971,000) and ($222,000), respectively. Their identifiable assets were $16,833,000, $15,270,000 and $9,285,000 as of March 31, 1997, 1996 and 1995, respectively.

  Sales in the United States, including exports to non-affiliates, totaled $60,804,000, $76,393,000 and $65,816,000, and operating profits of
$10,505,000, $17,049,000 and $11,460,000 for the years ended March 31, 1997,
1996 and 1995, respectively. Their identifiable assets totaled $121,554,000, $77,646,000 and $66,145,000 for the years ended March 31, 1997, 1996 and 1995, respectively. The remaining sales, profits and assets represent other locations, none of which is material.

  For the fiscal years ended 1997 and 1996, no customer accounted for more than 10% of the Company's revenues. One customer represented 10% of sales for the fiscal year ended March 31, 1995.

          FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARES

15. SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                     QUARTER ENDED
                                       -----------------------------------------
                                       JUNE 30 SEPTEMBER 30 DECEMBER 31 MARCH 31
                                       ------- ------------ ----------- --------
Fiscal 1997
--------------------------------------
Net sales............................. $15,071   $24,231      $31,986   $17,362
Gross profit..........................   7,135    11,748       15,531     8,162
Net income............................     640     2,457        3,247       311
Net income per share:
  Primary.............................    0.08      0.30         0.40      0.04
  Fully diluted.......................    0.08      0.30         0.40      0.04
Fiscal 1996
--------------------------------------
Net sales............................. $18,619   $27,077      $34,451   $20,676
Gross profit..........................   8,261    12,468       16,702     9,726
Net income............................   1,408     3,246        4,168     1,544
Net income per share:
  Primary.............................    0.17      0.39         0.50      0.19
  Fully diluted.......................    0.17      0.39         0.50      0.19
Fiscal 1995
--------------------------------------
Net sales                              $15,125   $21,258      $29,194   $17,696
Gross profit..........................   6,850     9,088       13,023     7,567
Net income............................   1,629     3,589        5,113     2,080
Net income per share:
  Primary.............................    0.21      0.46         0.64      0.25
  Fully diluted.......................    0.21      0.46         0.63      0.25

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE--NONE

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information called for by Item 10 is set forth under the heading "Election of Directors" in the Company's Proxy Statement for its 1997 annual meeting of stockholders (the "1997 Proxy Statement"), which is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

  Information called for by Item 11 is set forth under the heading "Executive Compensation" in the 1997 Proxy Statement, which is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information called for by Item 12 is set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 1997 Proxy Statement, which is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information called for by Item 13 is set forth under the heading "Certain Relationships and Related Transactions" in the 1997 Proxy Statement, which is incorporated herein by this reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended March 31, 1997.

  Financial statements and schedules filed as a part of this report are listed on the "Index to Financial Statements" at page 20 herein. All other schedules are omitted because (i) they are not required under the instructions, (ii) they are inapplicable or (iii) the information is included in the financial statements.

                                   EXHIBITS

 EXHIBIT NO.
 -----------
 3.01        --Certificate of Incorporation of Franklin (Incorporated by
               reference to Exhibit 3.01 to the Company's Registration Statement
               on Form S-1, File No. 3-6612 (the "Company's 1986 S-1
               Registration Statement"))
 3.02        --Articles of Amendment to the Certificate of Incorporation of
               Franklin (Incorporated by reference to Exhibit 3.02 to the
               Company's 1990 report on Form 10-K for the year ended March 31,
               1990 (the "Company's 1990 10-K"))
 3.03        --By-laws of Franklin (Incorporated by reference to Exhibit 3.02 to the Company's 1986 S-1 Registration Statement)
 3.04        --Amendment to By-laws of Franklin (Incorporated by reference to
               Exhibit A to the Company's Proxy Statement relating to the 1987
               Annual Meeting of Shareholders)
 3.05        --Amendment to By-laws of Franklin (Incorporated by reference to
               Exhibit 3.05 to the Company's 1990 10-K)
 3.06        --Amendment to By-laws of Franklin (Incorporated by reference to
               Exhibit 3.06 to the Company's 1991 report on Form 10-K for the year ended March 31, 1991 (the "Company's 1991 10-K"))
 4.1         --Note Purchase Agreement dated as of March 27, 1997
 4.2         --Credit Agreement dated as of March 27, 1997 among Franklin and certain of its subsidiaries, Chase Manhattan Bank, and Summit
               Bank
 10.01**     --Employment Agreement, dated as of May 1, 1996, between the
               Company and Morton E. David.
 10.02       --Standard form of Sales Representative Agreement (Incorporated by reference to Exhibit 10.07 to the Company's 1986 S-1 Registration
               Statement)
 10.03**     --Franklin Restricted Stock Plan, as amended (Incorporated by reference to Exhibit 10.13 to the Company's report on Form 10-K for the year ended March 31, 1987)
 10.04**     --Franklin Stock Option Plan as Amended and Restated effective as of July 24, 1996 (Incorporated by reference to the Company's
               Proxy Statement relating to the 1996 Annual Meeting of
               Shareholders)
 10.05       --Asset Purchase Agreement between the Company and Insilco
               Corporation dated as of October 4, 1996 (Incorporated by
               reference to Exhibit 2 to the Company's Report on Form 8-K dated
               October 18, 1996)
 11          --Statement regarding computation of per share earnings
 21          --Subsidiaries of the Registrant
 23          --Consent of independent auditors

--------
** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                         FRANKLIN ELECTRONIC PUBLISHERS,
                                         INCORPORATED


Dated: June 20, 1997                     By        /s/ Morton E. David
                                           -----------------------------------
                                                      Morton E. David
                                                  Chief Executive Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


        SIGNATURE AND TITLE                                DATE
        -------------------                                ----

        /s/ Edward H. Cohen                           June 20, 1997
------------------------------------
          Edward H. Cohen
              Director
        /s/ Morton E. David                           June 20, 1997
------------------------------------
          Morton E. David
              Director
       /s/ Bernard Goldstein                          June 20, 1997
------------------------------------
         Bernard Goldstein
              Director
       /s/ Leonard M. Lodish                          June 20, 1997
------------------------------------
         Leonard M. Lodish
              Director
        /s/ Howard L. Morgan                          June 20, 1997
------------------------------------
          Howard L. Morgan
              Director
        /s/ Jerry R. Schubel                          June 20, 1997
------------------------------------
          Jerry R. Schubel
              Director
        /s/ James H. Simons                           June 20, 1997
------------------------------------
          James H. Simons
              Director
       /s/ Michael R. Strange                         June 20, 1997
------------------------------------
         Michael R. Strange
              Director
       /s/ William H. Turner                          June 20, 1997
------------------------------------
         William H. Turner
              Director
        /s/ Kenneth H. Lind                           June 20, 1997
------------------------------------
          Kenneth H. Lind
 Vice President, Finance (Principal
 Financial and Accounting Officer)