Form 10-Q
period 1997-06-30
FRANKLIN ELECTRONIC PUBLISHERS INC
filed 1997-08-14
CIK 356841

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended June 30, 1997                     Commission File No. 0-14841

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

                                Yes  X  No

                        COMMON STOCK OUTSTANDING AS OF
                       JUNE 30, 1997 - 8,067,783 SHARES

                  FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                           June 30,  March 31,
                                                             1997      1997
                                                           --------  ---------
                                   ASSETS
                                   ------
Current Assets:
 Cash and cash equivalents                                 $ 36,373  $ 45,040
 Accounts receivable, less allowance for doubtful accounts
   of $846 and $839                                          10,830     9,806
 Inventories                                                 32,589    30,617
 Deferred income tax asset                                    1,955     2,122
 Prepaids and other assets                                    3,236     3,145
                                                           --------  --------
 Total Current Assets                                        84,983    90,730
                                                           --------  --------
Property and Equipment                                       11,151    11,211
Trademark, less accumulated amortization of $292             15,256    15,353
Other Assets                                                 17,092    13,761
                                                           --------  --------
Total Assets                                               $128,482  $131,055
                                                           ========  ========
                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------
Current Liabilities:
 Accounts payable and accrued expenses                      $10,624  $ 12,650
 Current portion of mortgage note payable                       284       284
                                                           --------  --------
 Total Current Liabilities                                   10,908    12,934
                                                           --------  --------
Long-Term Liabilities:
 Notes payable                                               40,000    40,000
 Mortgage note payable                                        3,692     3,763
 Other liabilities                                              784       755
                                                           --------  --------
 Total Long-Term Liabilities                                 44,476    44,518
                                                           --------  --------
Shareholders' Equity:
 Preferred stock, $2.50 par value, authorized 10,000,000
   shares,
   none issued or outstanding                                    --        --
 Common stock, no par value, authorized 50,000,000 shares,
   issued and outstanding 8,067,783 and 8,060,133 shares     50,357    50,235
 Retained earnings                                           23,400    23,820
 Foreign currency translation adjustment                       (659)     (452)
                                                           --------  --------
 Total Shareholders' Equity                                  73,098    73,603
                                                           --------  --------
Total Liabilities and Shareholders' Equity                 $128,482  $131,055
                                                           ========  ========

                See notes to consolidated financial statements.

                  FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                    Three Months Ended
                                         June 30,
                                    --------------------
                                      1997       1996
                                    ---------  ---------
Sales                               $  16,614  $  15,071
Cost of Sales                           9,322      7,936
                                    ---------  ---------
Gross Profit                            7,292      7,135
                                    ---------  ---------
Expenses:
 Sales and marketing                    3,925      2,810
 Research and development               1,501      1,379
 General and administrative             2,266      1,949
 Interest expense                         841         10
 Interest and investment income          (564)       (46)
                                    ---------  ---------
 Total expenses                         7,969      6,102
                                    ---------  ---------
Income (Loss) Before Income Taxes        (677)     1,033
Income Tax (Benefit) Provision           (257)       393
                                    ---------  ---------
Net Income (Loss)                   $    (420) $     640
                                    =========  =========
Net Income (Loss) Per Share:
 Primary                            $    (.05) $     .08
                                    =========  =========
 Fully diluted                      $    (.05) $     .08
                                    =========  =========
Weighted Average Common Shares and
  Common Equivalents:
 Primary                                8,109      8,214
                                    =========  =========
 Fully diluted                          8,109      8,215
                                    =========  =========

                See notes to consolidated financial statements.

                  FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                Common Stock                          Total
                              ------------------ Retained         Shareholders'
                               Shares    Amount  Earnings  Other     Equity
                              ---------  ------- --------  -----  -------------
Balance--March 31, 1997       8,060,133  $50,235 $23,820   $(452)    $73,603
Issuance of common shares
  under employee stock
  option plan                    10,000       80      --      --          80
Issuance of shares and
  amortization of deferred
  compensation expense for
  shares issued for services
  net of forfeitures
  (unearned portion $219)        (2,350)      42      --      --          42
Loss for the period                  --       --    (420)     --        (420)
Foreign currency translation
  adjustment                         --       --      --    (207)       (207)
                              ---------  ------- -------   -----     -------
Balance--June 30, 1997        8,067,783  $50,357 $23,400   $(659)    $73,098
                              =========  ======= =======   =====     =======


                See notes to consolidated financial statements.

                  FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                                       Three Months Ended
                                                            June 30,
                                                       --------------------
                                                         1997       1996
                                                       ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (Loss)                                     $    (420) $     640
 Adjustments To Reconcile Net Income (Loss) To Net
   Cash Provided By Operating Activities:
  Depreciation and amortization                            1,445      1,058
  Provision for losses on accounts receivable                  7         10
  Loss on disposal of property and equipment                   9          7
  Deferred income tax benefit                                167       (460)
  Source (use) of cash from change in operating assets
    and liabilities excluding the effects of acquisi-
    tion:
   Accounts receivable                                    (1,031)     1,241
   Inventories                                            (1,972)    (6,318)
   Prepaids and other assets                                 (91)      (527)
   Accounts payable and accrued expenses                  (2,026)    (1,303)
                                                       ---------  ---------
 Net Cash Used In Operating Activities                    (3,912)    (5,652)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                        (753)      (548)
  Proceeds from sale of property and equipment                63         52
  Change in other assets                                  (3,896)      (819)
  Acquisition of Systech GmbH, net of cash acquired           --       (171)
                                                       ---------  ---------
 Net Cash Used In Investing Activities                    (4,586)    (1,486)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from mortgage                                      --      4,260
  Principal payments of mortgage                             (71)       --
  Proceeds from issuance of common shares                     80        120
  Other liabilities                                           29         25
                                                       ---------  ---------
 Net Cash Provided By Financing Activities                    38      4,405
Effect Of Exchange Rate Changes On Cash                     (207)      (190)
                                                       ---------  ---------
Decrease In Cash And Cash Equivalents                     (8,667)    (2,923)
Cash And Cash Equivalents At Beginning Of Period          45,040     10,827
                                                       ---------  ---------
Cash And Cash Equivalents At End Of Period             $  36,373  $   7,904
                                                       =========  =========
Schedule Of Non-Cash Financing Activities:
 Purchase and retirement of treasury shares received
   under employee stock option plan and warrants exer-
   cised                                               $      --  $   1,582

                See notes to consolidated financial statements.

                 FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reference is made to the financial statements included in the Company's Annual Report (Form 10-K) filed with the Securities and Exchange Commission for the year ended March 31, 1997.

The financial statements for the periods ended June 30, 1997 and 1996 are unaudited and include all adjustments which, in the opinion of management, are necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 AS COMPARED WITH JUNE 30, 1996:

Net Sales

Sales of $16,614,000 for the quarter ended June 30, 1997 were 10% higher than sales of $15,071,000 for the same quarter one year earlier. The sales increase is attributed to higher sales of electronic books in the domestic consumer market and sales of the Company's new ROLODEX(R) Electronics line of personal information management products offset in part by lower sales by the company's foreign subsidiaries. Royalties from technology licenses decreased as a percentage of sales from 3% to 2%.

Gross Profits

Gross profits increased from $7,135,000 to $7,292,000 as sales increases were offset in part by a decrease in gross profit margins from 47% last year to 44%. In the current period, the Company sold more lower priced reference products than in the period one year earlier and began selling ROLODEX(R) Electronics products; both types of products generally bear lower profit margins than higher priced electronic books.

Operating Expenses

The Company reported a loss of $420,000 or $.05 per share as compared with earnings of $640,000 or $.08 per share last year primarily due to an increase in expenses. Total expenses increased by $1,867,000 to $7,969,000 in the June 1997 quarter as compared with $6,102,000 in the same quarter last year. Sales and marketing expenses were up by $1,115,000 from last year's level of $2,810,000 (19% of sales) to $3,925,000 (24% of sales). The increase in sales and marketing expenses is attributable to higher expenditures in connection with advertising and market research, as well as expenditures in connection with new foreign operations. Research and development expenses remained at 9% of sales, increasing slightly to $1,501,000 from $1,379,000 in the period one year earlier in connection with development efforts of new products in the ROLODEX(R) Electronics line and the BOOKMAN(R) series. General and administrative expenses increased by $317,000 to $2,266,000 (14% of sales) from $1,949,000 (13% of sales) due to increased personnel costs primarily in connection with starting up new international subsidiaries and in connection with the acquisition of the ROLODEX(R) Electronics line. Interest expense increased by $831,000 in connection with interest paid on senior notes as the Company completed a $40,000,000 private placement in March 1997. Interest income increased by $518,000. Taken together, results were negatively impacted by an increase in net interest expense of $313,000 over last year's level.

CHANGES IN FINANCIAL CONDITION

Inventories increased from $30,617,000 at March 31, 1997 to $32,589,000 at the end of the June quarter in anticipation of higher sales in the seasonally active second and third quarters. The inventory increase in part was required in order to bring new ROLODEX(R) Electronics products to market and to build inventory to support international sales in new markets, such as Italy. Cash and cash equivalents decreased from $45,040,000 at March 31 to $36,373,000 as working capital was employed in connection with the Company's acquisition of certain technologies, including voice recognition technology, and in order to support inventory build-up. Accounts receivable increased from $9,806,000 to $10,830,000 and accounts payable and accrued expenses decreased from $12,650,000 to $10,624,000. The increase of $3,331,000 in other assets is attributable to the technology acquisitions referenced above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of liquidity during the two years ended March 31, 1996 was cash flow from operations. On March 27, 1997, the Company completed the issuance to insurance companies of $40,000,000 in aggregate principal amount of 7.71% senior notes in a private placement transaction and contemporaneously entered into a new $20,000,000 revolving credit agreement with the Chase Manhattan Bank ("Chase") and Summit Bank ("Summit"). Management believes that the proceeds of the senior note offering, cash flow from operations, and the new revolving line of credit will be adequate to provide for the Company's liquidity and capital needs, including its proposed international expansion, for the foreseeable future.

Prior to the issuance of the senior notes and the execution of the new revolving credit agreement, in order to accommodate seasonal inventory and accounts receivable buildup, the Company financed its day to day operations by drawing down advances, on an as needed basis, against its then existing credit facility with Chase. On October 4, 1996, the Company drew down approximately $16,000,000 under that facility in order to purchase from Insilco Corp. certain assets and a trademark license relating to the ROLODEX(R) Electronics business. The Company used cash generated in its operations to pay off that borrowing in full prior to the end of its 1997 fiscal year.

Borrowings against the new line of credit bear interest at the bank's prime rate or 1% over LIBOR. The Company pays a commitment fee of 1/4 of 1% per annum on the unused portion of the line of credit. At June 30, 1997, there were no borrowings under the new revolving line of credit with Chase and Summit.

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

ITEM 2. CHANGES IN SECURITIES--NONE
ITEM 3. DEFAULT UPON SENIOR SECURITIES--NONE
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS--NONE
ITEM 5. OTHER INFORMATION--ROLODEX (R) is a registered trademark of Sterling Plastics Co., a division of Newell Co.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                               FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                                                REGISTRANT

AUGUST 13, 1997                    /s/ Gregory J. Winsky
------------                   ------------------------------------------------
Date                           Gregory J. Winsky
                               Senior Vice President,
                               General Counsel
                               (Duly Authorized Officer)

AUGUST 13, 1997                    /s/ Kenneth H. Lind
------------                   ------------------------------------------------
Date                           Kenneth H. Lind
                               Vice President, Finance and
                               Treasurer
                               (Principal Financial Officer)