Form 10-Q
period 1997-09-30
FRANKLIN ELECTRONIC PUBLISHERS INC
filed 1997-11-07
CIK 356841

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended September 30, 1997                Commission File No. 0-14841

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

                                Yes  X  No

                        COMMON STOCK OUTSTANDING AS OF
                     SEPTEMBER 30, 1997 - 8,069,743 SHARES

                  FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                      September 30, March 31,
                                                          1997        1997
                                                      ------------- ---------
                                   ASSETS
                                   ------
Current Assets:
 Cash and cash equivalents                              $ 28,971    $ 45,040
 Accounts receivable, less allowance for doubtful ac-
   counts
   of $818 and $839                                       18,470       9,806
 Inventories                                              36,564      30,617
 Deferred income tax asset                                 2,075       2,122
 Prepaids and other assets                                 3,853       3,145
                                                        --------    --------
 Total Current Assets                                     89,933      90,730
                                                        --------    --------
Property and Equipment                                    11,486      11,211
Trademark                                                 15,159      15,353
Other Assets                                              17,485      13,761
                                                        --------    --------
Total Assets                                            $134,063    $131,055
                                                        ========    ========
                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------
Current Liabilities:
 Accounts payable and accrued expenses                  $ 14,467    $ 12,650
 Current portion of mortgage note payable                    284         284
                                                        --------    --------
 Total Current Liabilities                                14,751      12,934
                                                        --------    --------
Long-Term Liabilities:
 Notes payable                                            40,000      40,000
 Mortgage note payable                                     3,621       3,763
 Other liabilities                                           993         755
                                                        --------    --------
 Total Long-Term Liabilities                              44,614      44,518
                                                        --------    --------
Shareholders' Equity:
 Preferred stock, $2.50 par value, authorized
   10,000,000 shares, none issued or outstanding              --          --
 Common stock, no par value, authorized 50,000,000
   shares, issued and outstanding 8,069,743 and
   8,060,133 shares                                       50,433      50,235
 Retained earnings                                        24,907      23,820
 Foreign currency translation adjustment                    (642)       (452)
                                                        --------    --------
 Total Shareholders' Equity                               74,698      73,603
                                                        --------    --------
Total Liabilities and Shareholders' Equity              $134,063    $131,055
                                                        ========    ========

                See notes to consolidated financial statements.

                  FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                    Three Months Ended    Six Months Ended
                                       September 30,        September 30,
                                    --------------------  ------------------
                                      1997       1996       1997      1996
                                    ---------  ---------  --------  --------
Sales                               $  25,782  $  24,231  $ 42,396  $ 39,302
Cost of Sales                          14,150     12,483    23,472    20,419
                                    ---------  ---------  --------  --------
Gross Profit                           11,632     11,748    18,924    18,883
                                    ---------  ---------  --------  --------
Expenses:
 Sales and marketing                    4,975      4,304     8,900     7,114
 Research and development               1,362      1,355     2,863     2,734
 General and administrative             2,486      2,059     4,752     4,008
 Interest expense                         846        105     1,687       115
 Interest and investment income          (467)       (37)   (1,031)      (83)
                                    ---------  ---------  --------  --------
 Total expenses                         9,202      7,786    17,171    13,888
                                    ---------  ---------  --------  --------
Income Before Income Taxes              2,430      3,962     1,753     4,995
Income Tax Provision                      923      1,505       666     1,898
                                    ---------  ---------  --------  --------
Net Income                          $   1,507  $   2,457  $  1,087  $  3,097
                                    =========  =========  ========  ========
Net Income Per Share:
 Primary                            $     .18  $     .30  $    .13  $    .38
                                    =========  =========  ========  ========
 Fully Diluted                      $     .18  $     .30  $    .13  $    .38
                                    =========  =========  ========  ========
Weighted Average Common Shares and
  Common Equivalents:
 Primary                                8,159      8,124     8,127     8,185
                                    =========  =========  ========  ========
 Fully Diluted                          8,194      8,124     8,175     8,187
                                    =========  =========  ========  ========

                See notes to consolidated financial statements.

                 FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                               AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                 Common Stock                         Total
                               ------------------ Retained        Shareholders'
                                Shares    Amount  Earnings Other     Equity
                               ---------  ------- -------- -----  -------------
Balance--March 31, 1997        8,060,133  $50,235 $23,820  $(452)    $73,603
Issuance of common shares
  under employee stock option
  plan                            13,960      121      --     --         121
Issuance of shares and
  amortization of deferred
  compensation expense for
  shares issued for services
  net of forfeitures
  (unearned portion $157)         (4,350)      77      --     --          77
Income for the period                 --       --   1,087     --       1,087
Foreign currency translation
  adjustment                          --       --      --   (190)       (190)
                               ---------  ------- -------  -----     -------
Balance--September 30, 1997    8,069,743  $50,433 $24,907  $(642)    $74,698
                               =========  ======= =======  =====     =======


                See notes to consolidated financial statements.

                  FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                       Three Months Ended    Six Months Ended
                                          September 30,        September 30,
                                       --------------------  ------------------
                                         1997       1996       1997      1996
                                       ---------  ---------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                            $   1,507  $   2,457  $  1,087  $  3,097
 Adjustments To Reconcile Net Income
   To Net Cash Provided By Operating
   Activities:
  Depreciation and amortization            1,454      1,120     2,899     2,178
  Provision for losses on accounts
    receivable                                 7         22        14        32
  Loss on disposal of property and
    equipment                                  4          3        13        10
  Deferred income tax benefit               (120)      (301)       47      (761)
  Source (use) of cash from change in
    operating assets and liabilities
    excluding the effects of
    acquisition:
   Accounts receivable                    (7,133)    (7,334)   (8,164)   (6,093)
   Inventories                            (3,018)       735    (4,990)   (5,583)
   Prepaids and other assets                (559)    (1,209)     (650)   (1,736)
   Accounts payable and accrued
     expenses                              2,436       (115)      410    (1,418)
                                       ---------  ---------  --------  --------
 Net Cash Used In Operating
   Activities                             (5,422)    (4,622)   (9,334)  (10,274)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment        (884)      (951)   (1,637)   (1,499)
  Proceeds from sale of property and
    equipment                                 46          3       109        55
  Change in other assets                    (854)      (665)   (4,750)   (1,484)
  Cash paid for acquisitions, net of
    cash acquired                           (304)        --      (304)     (171)
                                       ---------  ---------  --------  --------
 Net Cash Used In Investing
   Activities                             (1,996)    (1,613)   (6,582)   (3,099)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from mortgage                      --         --        --     4,260
  Principal payments of mortgage             (71)       (47)     (142)      (47)
  Proceeds from issuance of common
    shares                                    41          2       121       122
  Proceeds from revolving credit
    agreement                                 --      3,000       --      3,000
  Other liabilities                           29         26        58        51
                                       ---------  ---------  --------  --------
 Net Cash Provided (Used) Financing
   Activities                                 (1)     2,981        37     7,386
Effect Of Exchange Rate Changes On
  Cash                                        17          1      (190)     (189)
                                       ---------  ---------  --------  --------
Decrease In Cash And Cash Equivalents     (7,402)   (3,253)   (16,069)   (6,176)
Cash And Cash Equivalents At
  Beginning Of Period                     36,373      7,904    45,040    10,827
                                       ---------  ---------  --------  --------
Cash And Cash Equivalents At End Of
  Period                               $  28,971  $   4,651  $ 28,971  $  4,651
                                       =========  =========  ========  ========
Schedule Of Non-Cash Financing
  Activities:
 Purchase and retirement of treasury
   shares received under employee
   stock option plan and warrants
   exercised                           $      --  $      --  $     --  $  1,582

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

The financial statements for the periods ended September 30, 1997 and 1996 are unaudited and include all adjustments which, in the opinion of management, are necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED WITH SEPTEMBER 30, 1996:

Net Sales

Sales of $25,782,000 for the quarter ended September 30, 1997 were 6% higher than sales of $24,231,000 for the same quarter one year earlier. The sales increase is attributable to increased sales of electronic books in the domestic consumer market and sales of personal information management products in the new ROLODEX(R) Electronics line. The ROLODEX(R) Electronics line was not sold in the quarter one year earlier since the Company completed the acquisition of the trademark in October 1996. Royalties from technology licenses increased to approximately 3% of sales from 2% of sales in the earlier year.

Gross Profits

Gross profits decreased from $11,748,000 to $11,632,000 as a result of margins decreasing to 45% as compared with 48% last year. In the current period, the Company sold more lower priced reference products than in the period one year earlier and sold the new line of ROLODEX(R) Electronics products; both types of products generally bear lower profit margins than higher priced electronic books. The Company had net income of $1,507,000 or $.18 per share for the second quarter ending September 30, 1997 compared with earnings of $2,457,000 or $.30 per share last year.

Operating Expenses

Total operating expenses increased to $8,823,000 (34% of sales) in the current quarter as compared with $7,718,000 (32% of sales) in the same quarter last year. Sales and marketing expenses increased from $4,304,000 (18% of sales) to $4,975,000 (19% of sales) primarily due to increased expenditures for advertising and marketing for foreign operations. Research and development expenses were relatively constant at $1,362,000 (5% of sales) compared with $1,355,000 (6% of sales) last year. General and administrative expenses increased in the present period to $2,486,000 (10% of sales) as compared with $2,059,000 (9% of sales) last year due to increased personnel costs primarily in connection with starting up new international subsidiaries and in connection with the acquisition of the ROLODEX(R) Electronics line. Interest expense increased by $741,000 in connection with interest on senior notes as the Company completed a $40,000,000 private placement in March 1997. Interest income increased by $430,000. Taken together, results were negatively impacted by an increase in net interest expense of $311,000 over last year's level.

SIX MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED WITH SEPTEMBER 30, 1996:

Net Sales

Sales of $42,396,000 were 8% higher than sales of $39,302,000 for the comparable period one year earlier. The sales increase is attributable to higher sales of electronic books in the domestic consumer market and new sales of ROLODEX(R) Electronics products. Royalties from technology licenses remained constant at 2% of total sales.

Gross Profits

Gross profits increased from $18,883,000 to $18,924,000. Gross profit margins decreased to 45% as compared with 48% last year due to a product mix composed of larger numbers of lower priced products and new products in the ROLODEX(R) Electronics line. The Company reported net income of $1,087,000 or $.13 per share for the six months ending September 30, 1997 compared with net income of $3,097,000 or $.38 per share last year.

Operating Expenses

Total operating expenses were $16,515,000 (39% of sales) in the period up from $13,856,000 (35% of sales) last year. Sales and marketing expenses increased from last year's level of $7,114,000 (18% of sales) to $8,900,000 (21% of sales). The increase in sales and marketing expenses is attributable to higher expenditures in connection with advertising and market research, as well as expenditures in connection with new foreign operations. Research and development expenses were relatively constant at $2,863,000 (7% of sales) as compared with $2,734,000 (7% of sales) in the period one year earlier. General and administrative expenses of $4,752,000 (11% of sales) were higher than $4,008,000 (10% of sales) due to increased personnel costs primarily in connection with starting up new international subsidiaries and in connection with the acquisition of the ROLODEX(R) Electronics line. Interest and investment income increased and interest expense increased for the reasons stated in the quarterly comparisons resulting in an increase in net interest expense of $624,000 over last year's numbers.

CHANGES IN FINANCIAL CONDITION

Cash and cash equivalents decreased from $45,040,000 at March 31, 1997 to $28,971,000, as working capital was employed in connection with increased levels of inventory and accounts receivable as the Company enters its peak selling season. Inventories increased from $30,617,000 at March 31, 1997 to $36,564,000 at the end of the September quarter to support sales in the seasonally active December quarter. Accounts receivable increased from $9,806,000 at March 31 to $18,470,000 at September 30 as a result of higher sales in the September quarter. The increase in other assets is attributable to technology acquisitions during the period as well as investments in and loans to Voice Powered Technology International, Inc. ("VPTI") totaling approximately $1,850,000. On September 22, 1997, VPTI filed for reorganization under Chapter 11 of the federal Bankruptcy Code. Franklin's loan to VPTI is secured by all of the assets of VPTI. The Company believes that no loss will be incurred by the Company in connection with the reorganization of VPTI and no charges have been made to earnings for the September quarter in this regard.

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

Borrowings against the new line of credit bear interest at the bank's prime rate or 1% over LIBOR. The Company pays a commitment fee of 1/4 of 1% per annum on the unused portion of the line of credit. At September 30, 1997, there were no borrowings under the new revolving line of credit.

On October 21, 1997, the Company issued a press release announcing that Morton
E. David, its Chairman and Chief Executive Officer, had decided to leave the Company effective February 28, 1998. The Company will incur a non-recurring contractual expense during the third quarter of the current fiscal year of approximately $1.5 million (net of taxes) in connection with Mr. David's departure. The Company has engaged a search firm to identify candidates for the position of Chief Executive Officer. On the same date, the Company also stated that the investment banking firm of Goldman, Sachs & Co. had been engaged to evaluate the Company's strategic alternatives.

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

ITEM 2. CHANGES IN SECURITIES--NONE

ITEM 3. DEFAULT UPON SENIOR SECURITIES--NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Annual Meeting of Shareholders of the Company was held on July 23, 1997. Reference is made to the Company's Proxy Statement furnished to shareholders in connection with the solicitation of proxies in connection with that Annual Meeting. In connection with the annual election of directors, ten incumbent directors were re-elected with Edward H. Cohen receiving 4,986,115 votes with 45,239 votes withheld; Morton E. David, Jerry R. Schubel and Michael R. Strange each receiving 4,986,515 votes with 44,839 votes withheld; Bernard Goldstein receiving 4,988,709 votes with 42,645 votes withheld; Leonard M. Lodish receiving 4,989,109 with 42,245 votes withheld; James Meister and Howard L. Morgan each receiving 4,989,509 votes with 41,845 votes withheld; James H. Simons receiving 4,985,915 votes with 45,439 votes withheld; and William H. Turner receiving 4,962,667 votes with 68,687 votes withheld. Shareholders ratified the appointment of Feldman Radin & Co., P.C. as auditors for the Company's 1998 fiscal year by vote of 5,018,744 for, 11,568 against, and 1,042 abstentions.

ITEM 5. OTHER INFORMATION

ROLODEX(R) is a registered trademark of Sterling Plastics Co., a division of Newell Co.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT 10.01--Amendment to Employment Agreement between the Company and Morton E. David dated October 9, 1997.

No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                               FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                                                REGISTRANT

NOVEMBER 7, 1997                   /s/ Gregory J. Winsky
-------------                  ------------------------------------------------
Date                           Gregory J. Winsky
                               Senior Vice President,
                               General Counsel
                               (Duly Authorized Officer)

NOVEMBER 7, 1997                   /s/ Kenneth H. Lind
-------------                  ------------------------------------------------
Date                           Kenneth H. Lind
                               Vice President, Finance and
                               Treasurer
                               (Principal Financial Officer)