Form 10-Q
period 1997-12-31
FRANKLIN ELECTRONIC PUBLISHERS INC
filed 1998-02-17
CIK 356841

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended December 31, 1997                 Commission File No. 0-14841

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

                                Yes  X  No____
                                    ---

                        COMMON STOCK OUTSTANDING AS OF

                    DECEMBER 31, 1997 8,068,193 SHARES

                  FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                         December 31,  March
                                                             1997     31, 1997
                                                         ------------ --------
                                    ASSETS
                                    ------
Current Assets:
 Cash and cash equivalents                                 $ 33,051   $ 45,040
 Accounts receivable, less allowance for doubtful
   accounts of $856 and $839                                 23,292      9,806
 Inventories                                                 32,577     30,617
 Deferred income tax asset                                    1,813      2,122
 Prepaids and other assets                                    3,045      3,145
                                                           --------   --------
 Total Current Assets                                        93,778     90,730
                                                           --------   --------
Property and Equipment                                       11,151     11,211
Trademark                                                    15,061     15,353
Other Assets                                                 17,578     13,761
                                                           --------   --------
Total Assets                                               $137,568   $131,055
                                                           ========   ========
                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------
Current Liabilities:
 Accounts payable and accrued expenses                     $ 16,338   $ 12,650
 Current portion of mortgage note payable                       284        284
                                                           --------   --------
 Total Current Liabilities                                   16,622     12,934
                                                           --------   --------
Long-Term Liabilities:
 Notes payable                                               40,000     40,000
 Mortgage note payable                                        3,550      3,763
 Other liabilities                                            1,613        755
                                                           --------   --------
 Total Long-Term Liabilities                                 45,163     44,518
                                                           --------   --------
Shareholders' Equity:
 Preferred stock, $2.50 par value, authorized 10,000,000
   shares, none issued or outstanding                            --         --
 Common stock, no par value, authorized 50,000,000
   shares, issued and outstanding 8,068,193 and
   8,060,133 shares                                          50,464     50,235
 Retained earnings                                           26,116     23,820
 Foreign currency translation adjustment                       (797)      (452)
                                                           --------   --------
 Total Shareholders' Equity                                  75,783     73,603
                                                           --------   --------
Total Liabilities and Shareholders' Equity                 $137,568   $131,055
                                                           ========   ========

                See notes to consolidated financial statements.

                  FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                             Three Months       Nine Months
                                            Ended December    Ended December
                                                  31,               31,
                                            ----------------  ----------------
                                             1997     1996     1997     1996
                                            -------  -------  -------  -------
Sales                                       $36,016  $31,986  $78,412  $71,288
Cost of Sales                                21,208   16,455   44,680   36,874
                                            -------  -------  -------  -------
Gross Profit                                 14,808   15,531   33,732   34,414
                                            -------  -------  -------  -------
Expenses:
 Sales and marketing                          7,946    6,047   16,845   13,161
 Research and development                     1,357    1,409    4,220    4,143
 General and administrative                   2,424    2,527    7,177    6,535
 Non-recurring charge                         2,434       --    2,434       --
 Interest expense                               863      384    2,550      499
 Interest and investment income                (391)     (74)  (1,422)    (157)
                                            -------  -------  -------  -------
 Total expenses                              14,633   10,293   31,804   24,181
                                            -------  -------  -------  -------
Income Before Income Taxes                      175    5,238    1,928   10,233
Income Tax (benefit) Provision               (1,034)   1,991     (368)   3,889
                                            -------  -------  -------  -------
Net Income                                  $ 1,209  $ 3,247  $ 2,296  $ 6,344
                                            =======  =======  =======  =======
Net Income Per Share:
 Earnings Per Common Share                  $   .15  $   .40  $   .28  $   .79
                                            =======  =======  =======  =======
 Earnings Per Common Share--
   Assuming Dilution                        $   .15  $   .40  $   .28  $   .78
                                            =======  =======  =======  =======
Weighted Average Shares                       8,069    8,056    8,068    7,988
                                            =======  =======  =======  =======
Weighted Average Shares--Assuming Dilution    8,203    8,119    8,152    8,126
                                            =======  =======  =======  =======

                See notes to consolidated financial statements.

                 FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                               AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                 Common Stock                         Total
                               ------------------ Retained        Shareholders'
                                Shares    Amount  Earnings Other     Equity
                               ---------  ------- -------- -----  -------------
Balance--March 31, 1997        8,060,133  $50,235 $23,820  $(452)    $73,603
Issuance of common shares
  under employee stock option
  plan                            13,960      121      --     --         121
Issuance of shares and
  amortization of deferred
  compensation expense for
  shares issued for services
  net of forfeitures
  (unearned portion $106)         (5,900)     108      --     --         108
Income for the period                 --       --   2,296     --       2,296
Foreign currency translation
  adjustment                          --       --      --   (345)       (345)
                               ---------  ------- -------  -----     -------
Balance--December 31, 1997     8,068,193  $50,464 $26,116  $(797)    $75,783
                               =========  ======= =======  =====     =======


                See notes to consolidated financial statements.

                  FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                           Three Months       Nine Months Ended
                                         Ended December 31,    December 31,
                                         ------------------ -------------------
                                          1997      1996      1997      1996
                                         -------  --------  --------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                              $ 1,209  $  3,247  $  2,296  $  6,344
 Adjustments To Reconcile Net Income To
   Net Cash Provided By Operating
   Activities:
  Depreciation and amortization            1,485     1,328     4,384     3,506
  Provision for losses on accounts
    receivable                                54        50        68        82
  Loss on disposal of property and
    equipment                                  4         2        17        12
  Deferred income tax benefit                263       302       310      (459)
  Source (use) of cash from change in
    operating assets and liabilities
    excluding the effects of
    acquisition:
   Accounts receivable                    (4,875)   (3,255)  (13,039)   (9,348)
   Inventories                             3,988     7,383    (1,002)    1,800
   Prepaids and other assets                 808     1,738       158         2
   Accounts payable and accrued expenses   1,872     1,242     2,282      (176)
                                         -------  --------  --------  --------
 Net Cash Provided By (used) Operating
   Activities                              4,808    12,037    (4,526)    1,763
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment        (448)     (730)   (2,085)   (2,229)
  Proceeds from sale of property and
    equipment                                 15         5       124        60
  Change in other assets                    (688)     (917)   (5,438)   (2,401)
  Cash paid for acquisitions, net of
    cash acquired                             --   (17,355)     (304)  (17,526)
                                         -------  --------  --------  --------
 Net Cash Used In Investing Activities    (1,121)  (18,997)   (7,703)  (22,096)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from mortgage                      --        --        --     4,260
  Principal payments of mortgage             (71)      (95)     (213)     (142)
  Proceeds from issuance of common
    shares                                    --         5       121       127
  Proceeds from revolving line of credit      --    15,767        --    18,767
  Principal payments of revolving line
    of credit                                 --    (6,767)       --    (6,767)
  Income tax credit--stock options            --     1,196        --     1,196
  Other liabilities                          619        26       677        77
                                         -------  --------  --------  --------
 Net Cash Provided By Financing
   Activities                                548    10,132       585    17,518
Effect Of Exchange Rate Changes On Cash     (155)      (61)     (345)     (250)
                                         -------  --------  --------  --------
Increase (decrease) In Cash And Cash
  Equivalents                              4,080     3,111   (11,989)   (3,065)
Cash And Cash Equivalents At Beginning
  Of Period                               28,971     4,651    45,040    10,827
                                         -------  --------  --------  --------
Cash And Cash Equivalents At End Of
  Period                                 $33,051  $  7,762  $ 33,051  $  7,762
                                         =======  ========  ========  ========
Schedule Of Non-Cash Financing
  Activities:
 Purchase and retirement of treasury
   shares received under employee stock
   option plan and warrants exercised    $    --  $     --  $     --  $  1,582

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

The financial statements for the periods ended December 31, 1997 and 1996 are unaudited and include all adjustments which, in the opinion of management, are necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

1. NON-RECURRING CHARGE

In October 1997, the Company announced that its Chairman and Chief Executive Officer had decided to leave the Company effective February 28, 1998. The Company incurred a non-recurring contractual charge during the December quarter of the current fiscal year of $2,434,000 in connection with this event.

2. INCOME TAXES

Income taxes for the quarter ended December 31, 1997 include a benefit of $1,100,000 relating to the reversal of income tax accruals made in prior years which are no longer required.

3. EARNINGS PER SHARE

Earnings per share for the nine months ended December 31, 1997 have been stated to reflect the requirements of the newly issued Financial Accounting Standard on Earnings per Share. In accordance with the pronouncement, the three months and nine months ended December 31, 1996 have been restated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1997 AS COMPARED WITH DECEMBER 31, 1996:

Net Sales

Sales for the quarter ended December 31,1997 were the highest in any quarter in the Company's thirteen year history as a public company. Sales of $36,016,000 for the December 1997 quarter were 13% higher than the $31,986,000 for the December 1996 quarter primarily due to higher sales in the domestic market including sales of new products, such as the REX(TM) PC Companion and the Homework Wiz(TM) children's dictionary, and the Rolodex(R) Electronics line. The ROLODEX(R) Electronics line was first sold in the quarter one year earlier as the Company completed the acquisition of that trademark in October 1996. International sales declined slightly to $12,872,000 (36% of sales) from $13,242,000 (41% of sales). Declines in sales by the Company's subsidiaries in the United Kingdom and France were offset in part by increased sales at other international subsidiaries. Royalties from technology licenses remained constant at 1% of sales.

Gross Profits

Gross profit margins decreased from $15,531,000 (48% of sales) to $14,808,000 (41% of sales). Profit margins were adversely impacted primarily due to the increasing percentage of revenue attributed to the sales of the new ROLODEX(R) Electronics line which has lower margins than the Company's line of electronic books. The Company reported net income of $1,209,000 or $.15 per share for the third quarter ending December 31, 1997, compared with $3,247,000 or $.40 per share last year.

Operating Expenses

During the quarter, the Company announced that its Chairman and Chief Executive Officer had decided to leave the Company effective February 28, 1998 and in connection with his departure earnings were adversely affected by a non-recurring contractual charge of $2,434,000. Total expenses, excluding that non-recurring charge, increased by $1,906,000 to $12,199,000 (34% of sales) in the current quarter as compared with $10,293,000 (32% of sales) in the same quarter last year. Sales and marketing expenses increased from $6,047,000 (19% of sales) to $7,946,000 (22% of sales) primarily due to advertising expenses in connection with the REX PC Companion and the Homework Wiz children's dictionary. Research and development expenses were down slightly from $1,409,000 (4% of sales) to $1,357,000 (4% of sales) in the current period. As a result of expense control, general and administrative expenses decreased from $2,527,000 (8% of sales) to $2,424,000 (7% of sales). Interest expense increased by $479,000 in connection with interest on senior notes as the Company completed a $40,000,000 private placement in March 1997. Interest income increased by $317,000 due to increased cash balances. Taken together, results were negatively impacted by an increase in net interest expense of $162,000 over last year's level. The period was favorably impacted by the reversal of a $1,100,000 income tax accrual.

NINE MONTHS ENDED DECEMBER 31, 1997 AS COMPARED WITH DECEMBER 31, 1996:

Net Sales

Sales of $78,412,000 were 10% higher than sales of $71,288,000 for the comparable period one year earlier. The sales increase is primarily attributable to higher sales in the domestic market including sales of new products, such as the REX PC Companion and the Homework Wiz children's dictionary, and the Rolodex(R) Electronics line. International sales declined slightly to $26,282,000 (34% of sales) from $26,686,000 (37% of sales). Declines in sales by the Company's subsidiaries in the United Kingdom and France were offset in part by increased sales at other international subsidiaries. Royalties from technology licenses remained constant at 2% of total sales.

Gross Profits

The decrease in gross profits from $34,414,000 to $33,732,000 notwithstanding the sales increase was the result of lower gross profit margins. Gross profit margins decreased from 48% last year to 43% this year as products in the new ROLODEX(R) Electronics line do not command margins as high as those generated by electronic books. The Company reported net income of $2,296,000 or $.28 per share for the nine months ending December 31, 1997 compared with earnings of $6,344,000 or $.78 per share last year.

Operating Expenses

Results for the nine months ended December 31, 1997 were adversely affected by increased operating expenses and the non-recurring contractual charge of $2,434,000. Total operating expenses, excluding the non-recurring charge identified above, increased by $5,189,000 to $29,370,000 (37% of sales) in the period from $24,181,000 (34% of sales) last year. Sales and marketing expenses increased by $3,684,000 from last year's level of $13,161,000 (18% of sales) to $16,845,000 (21% of sales) primarily due to increased expenditures for advertising and marketing in both domestic and international operations. Research and development expenses were relatively constant at $4,220,000 as compared with $4,143,000 in the period one year earlier. General and administrative expenses increased by $642,000 to $7,177,000 (9% of sales) from $6,535,000 (9% of sales) due to increased personnel cost primarily in connection with the start up of new international subsidiaries and in connection with the acquisition of the ROLODEX(R) Electronics line. Interest expense increased by $2,051,000 because of the new senior notes and interest income increased by $1,265,000 due to increased cash balances. Taken together, results were negatively impacted by an increase in net interest expense of $786,000 over last year's level. The period was favorably impacted by the reversal of a $1,100,000 income tax accrual.

CHANGES IN FINANCIAL CONDITION

Cash and cash equivalents decreased from $45,040,000 at March 31, 1997 to $33,051,000 as working capital was employed in connection with increased levels of inventory and accounts receivable in the Company's peak selling season. Inventories were up on a seasonal basis from $30,617,000 at March 31, 1997 to $32,577,000 at the end of the December quarter. Given the record level of sales by the Company in the December quarter, accounts receivable increased from $9,806,000 at March 31 to $23,292,000 at December 31. The increase in other assets is attributable to investments in and loans to Voice Powered Technology International, Inc. ("VPTI") of approximately $1,850,000 and technology acquisitions during the period. In September 1997, VPTI filed for reorganization under Chapter 11 of the federal Bankruptcy Code. Franklin's loan to VPTI is secured by all of the assets of VPTI. The Company believes that no loss will be incurred by the Company in connection with the reorganization of VPTI and no charges have been made to earnings in this regard.

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

Borrowing against the line of credit bear interest at the bank's prime rate or 1% over LIBOR. The Company pays a commitment fee of 1/4 of 1% per annum on the unused portion of the line of credit. At December 31,1997, there were no borrowings under the revolving line of credit.

In October 1997, the Company announced that its Chairman and Chief Executive Officer had decided to leave the Company. The Company incurred a non-recurring contractual charge during the December quarter of the current fiscal year of $2,434,000 in connection with this event. The Company has engaged a search firm to identify candidates for the position of Chief Executive Officer. In February 1998, Howard L. Morgan, a director of the Company, was named interim Chief Executive Officer and President of the Company. The Company stated in October 1997 that the investment banking firm of Goldman, Sachs & Co. had been engaged to evaluate the Company's strategic alternatives.

The Company evaluates on a continuous basis software enhancements and updates based on new technologies to improve its information systems. The Company has assessed its current systems that support the Company's operations in conjunction with year 2000 compliance. The Company has undertaken a program to modify its existing operational software to insure functionality and continued operations beyond the year 2000. The cost is estimated to be less than $500,000 and will be expensed as incurred.

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

No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

                                  SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                               FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                                                REGISTRANT

FEBRUARY 13, 1998                  /s/ Gregory J. Winsky
-----------------              ------------------------------------------------
Date                           Gregory J. Winsky
                               Senior Vice President,
                               General Counsel
                               (Duly Authorized Officer)

FEBRUARY 13, 1998                  /s/ Kenneth H. Lind
-----------------              ------------------------------------------------
Date                           Kenneth H. Lind
                               Vice President, Finance and
                               Treasurer
                               (Principal Financial Officer)