Form 10-K
period 1998-03-31
FRANKLIN ELECTRONIC PUBLISHERS INC
filed 1998-06-26
CIK 356841

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                           FOR THE FISCAL YEAR ENDED
                                MARCH 31, 1998

                            COMMISSION FILE NUMBER
                                    0-14841

                 FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
          (EXACT NAME OF THE REGISTRANT AS SPECIFIED IN ITS CHARTER)

             PENNSYLVANIA                            22-2476703
                                                  (I.R.S. EMPLOYER
    (STATE OR OTHER JURISDICTION OF              IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

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

                                 Yes X   No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of June 1, 1998, approximately 8,093,000 shares of common stock of the registrant were outstanding and the aggregate market value of the common stock held by non-affiliates was approximately $70,068,000.

  The registrant's Proxy Statement for its 1998 annual meeting of stockholders is hereby incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                  FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                 INDEX TO ANNUAL REPORT ON FORM 10-K FILED WITH
                     THE SECURITIES AND EXCHANGE COMMISSION
                           YEAR ENDED MARCH 31, 1998

                               ITEMS IN FORM 10-K

                                                                          PAGE
                                                                          ----
 PART I
 Item 1.  BUSINESS......................................................    1
 Item 2.  PROPERTIES....................................................   13
 Item 3.  LEGAL PROCEEDINGS.............................................   13
 Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........   13
          EXECUTIVE OFFICERS OF THE REGISTRANT..........................   14
 PART II
 Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS..........................................   15
 Item 6.  SELECTED FINANCIAL DATA.......................................   16
 Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS....................................   17
 Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................   21
 Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.....................................   36
 PART III
 Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............   36
 Item 11. EXECUTIVE COMPENSATION........................................   36
 Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT...................................................   36
 Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................   36
 PART IV
 Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K.....................................................   36
 Signatures..............................................................  38

                                    PART I

ITEM 1. BUSINESS

  Franklin Electronic Publishers, Incorporated ("Franklin" or the "Company") designs and develops hand-held electronic information products, such as electronic reference products, electronic organizers and personal computer companion products.

  The Company believes it is the world's largest designer, developer and publisher of electronic reference products. The Company's electronic reference products are hand-held, battery-powered devices that incorporate the text of a reference work or database and permit the user to read selected portions on a display screen. The Company owns or has licenses to publish in electronic hand-held format more than 200 titles, including monolingual and bilingual dictionaries (such as Merriam-Webster's Tenth Collegiate Dictionary), the Bible, encyclopedias (such as the Concise Columbia Encyclopedia), entertainment-oriented publications (such as Parker's Wine Guide), educational publications and medical publications (such as the Physicians' Desk Reference). To date, the Company has sold more than eighteen million units.

  The Company marketed its first electronic reference product, the Spelling Ace(R), in 1986. The Company believes that the Spelling Ace was one of the first electronic reference products marketed in the United States. Beginning in 1987, Franklin began marketing increasingly sophisticated electronic versions of thesauruses and dictionaries and, in 1989, the Holy Bible.

  In 1995, the Company introduced its BOOKMAN(R) line of electronic reference products. Each BOOKMAN unit is a platform that contains a built-in database of one of the Company's more popular titles, such as a general purpose dictionary, a version of the Bible or an encyclopedia, and permits simultaneous access from the platform to a maximum of two additional reference works contained in razor-blade sized cartridges inserted into slots on the back of the unit. The Company markets many of its electronic books in the read only memory ("ROM") cartridge format for insertion into the cartridge slots on the BOOKMAN platform.

  In 1996, the Company acquired certain assets of the ROLODEX(R) Electronics product line and the associated trademark license. Under the license, the Company builds and markets databanks and organizers under the ROLODEX(R) Electronics mark.

  In September 1997, the Company began shipments of its first personal computer companion product, the REX(TM) PC Companion, a credit card-sized device that downloads information from a personal computer ("PC"). Management believes that the REX product line is competitively positioned within the market for computer companion devices because it achieves remarkable functionality at an ultra-compact size and ultra-low weight. Contact, scheduling and other information can be downloaded from a PC to the REX card by inserting the card into a PC card slot in a laptop computer or into a REX cradle which plugs into the serial port of a desktop PC. The REX card has received excellent reveiws and considerable media attention.

  The Company was incorporated in 1983 in the Commonwealth of Pennsylvania as the successor to a business commenced in 1981. The Company's principal executive offices are located at One Franklin Plaza, Burlington, New Jersey 08016-4907, and its telephone number is (609) 386-2500.

COMPETITIVE ADVANTAGES

  The Company believes that it has the following competitive advantages:

 .Strong Share in Electronic Reference Products. Franklin is the preeminent company in the hand-held electronic reference market, with leading positions in the United States and certain markets internationally. The

Company believes it has dominant market share in North America, Europe and Australia, as well as a major presence in the Middle East. Over the past twelve years, Franklin has sold more than eighteen million units worldwide and currently markets over 250 electronic reference products globally.

 . Breadth and Strength of Distribution. The Company distributes its products through 45,000 retail outlets in more than fifty countries. The acquisition of the ROLODEX(R) Electronics products and trademark has allowed the Company to secure additional shelf space at many of these critical distribution outlets. The Company also uses direct channels to serve multiple markets, such as the professional, educational and customized application markets. In the professional market, Franklin has achieved considerable success with its electronic format medical publications. In the educational market, the Company's electronic books are used in over 21,000 schools in the United States. Due to the success of its electronic Bible, the Company has also achieved substantial sales in the religious market, with Franklin products currently distributed to approximately 7,000 Christian-affiliated bookstores.

 . Technological Leadership in Refining Information for Electronic
Use. Franklin has significant expertise in providing high quality content and functionality through cost-effective hardware designs of electronic information products. The Company's products combine sophisticated technology with a user-friendly interface designed for convenient and rapid retrieval of data. In essence, the Company sells answers, not simply information devices or large databases. Franklin's ability to compress data and to design systems that permit quick and intelligent information retrieval enables it to offer compact products with high functionality. For example, the Company compresses the almost three thousand page Physicians' Desk Reference into the memory space of five megabytes. The Company has been able to manufacture higher performance products at lower cost due in part to declining prices of ROM chips. The Company's vertically integrated research and development effort, devoted to developing both the hardware and software for its products, also enables it quickly to utilize both superior and cost-minimizing technologies. As a result, the cost of Franklin's products to consumers has decreased over the years to prices approaching those of print versions of reference publications, offering consumers added value at attractive price points.

 . Long-standing Relationships and Licenses with Many Top Publishers. The Company has electronic rights to over 200 titles, including several versions of English and bilingual dictionaries, Bibles, and the Physicians' Desk Reference. The Company obtains its licenses from a variety of well-established publishers, such as Merriam-Webster, HarperCollins, Havas, and Bertelsmann. While many of these licenses are exclusive, all are supported by long-standing relationships with the publishers, providing Franklin with what it considers to be a significant competitive advantage.

 . Efficient and Cost-Effective Manufacturing Process. Franklin manages the entire manufacturing process of its electronic products, from design to sale, but does not own actual manufacturing facilities. This "virtual manufacturing" model enables the Company to produce its electronic products in the most cost-effective manner by allowing the Company to outsource the manufacturing and assembly functions to third parties which meet the Company's cost and quality specifications. In this way, the Company maintains a high degree of flexibility and adaptability in its electronic product sourcing operations.

BUSINESS STRATEGIES FOR GROWTH

  The Company's products are intended to deliver portable knowledge. Franklin strives to be an innovator and a world leader for providing instant answers in hand-held platforms for people on the go. The Company's strategy to fulfill that mission is to leverage its leading market position by exploiting the following opportunities:

 . Expansion of REX Product Line. The Company recently entered the growing market for personal computer companion products with the introduction of the REX PC Companion that is updated simply by plugging into a standard PC card slot or REX cradle. The Company believes that the REX product line is competitively positioned against existing computer companions in the market because of its uniquely compact size, functionality and price. The REX card has received excellent reviews and considerable media attention, strengthening the Company's reputation for product innovation and quality. The Company plans to expand the range of its computer companions and plans to use the internet as a distribution point for downloading information for its products.

  . Consumer Driven Product Development and Marketing. While the Company has built strong distribution for its major products, it believes that further opportunities lie in its ability to take a more marketing driven approach to product development. The Company has begun a consumer review to determine: (i) the level of satisfaction among Franklin's current customers; (ii) the optimal feature set for certain price points; (iii) new features and applications to increase sales and margins; and (iv) how to encourage those who use competitive products or those who do not use electronic information products to become Franklin customers. The Company believes a better understanding of its customers will allow it to boost sales, lower costs, accelerate throughput at retail, and lead to successful new product introductions.

  . Investment in Marketing. The Company believes that a major opportunity lies in broadening consumer awareness of the hand-held and desktop electronic reference category in order to generate mass market interest in the Company's products. To date, the Company has engaged in limited advertising on the national or local levels. The Company has, however, enjoyed success with its limited advertising campaigns. For example, television advertising with Johnny Cash as a spokesperson for the Company's Bibles from 1994 through 1996 was successful. Investment in advertising and marketing should increase the Company's revenues, enable the Company to preserve its margins, and help build distribution as retailers stock inventory behind marketing campaigns and concerted product launches.

  . Continuing Upgrade of Reference Products. The Company's reference product line has been a high margin business and continues to represent the major portion of Franklin's revenue. Dictionaries, thesauruses, spell correctors, and encyclopedias have been the Company's mainstream consumer electronics products. To preserve that momentum, the Company plans to upgrade and enhance these products. Reference product platforms are to be improved. The Company plans to continue to upgrade content by acquiring recognized and consumer-desired databases.

  . Use Of The Internet To Distribute Content. The Company intends to publish certain reference works on its web page (www.franklin.com.rex) in an electronic format for instant downloading to REX cards and other hand-held electronic products. In this way, the Company intends to merge its expertise in refining reference data for electronic products with its competitive advantages in portability, size, and the standard PCMCIA format of the REX line.

  . International Growth. Prior to 1992, the Company's international sales were made exclusively through a network of independent distributors. Since then, the Company has had success in selling its products directly through wholly-owned, local subsidiaries in international markets, such as the United Kingdom which was established to market and distribute British English versions of the Company's American English products. Notwithstanding slowed growth in international sales over the past two fiscal years, the Company intends to expand the number of countries in which it markets and sells its products and anticipates that its international sales will continue to grow.

  . Exploitation of OEM Opportunities. OEM (or "Original Equipment Manufacturer") opportunities are business agreements in which the Company develops products for resale by its partners. The Company has such agreements in the medical publishing and French and Spanish markets and will seek to broaden its activities to other vertical markets and personal computer companion products. These arrangements offer Franklin marketing benefits including access to incremental distribution opportunities that would normally require long lead times, and allow the Company to achieve large volume sales with lower marketing expenses.

RISK FACTORS

  The Company believes that the most significant risks to its business include those set forth below.

 .Dependence on New Products and Titles. The Company depends to a certain extent on the introduction of successful new products and titles to generate sales growth and replace revenues from certain older titles and product models. The Company currently has several new products and titles under development; however, significant development efforts for a number of the Company's proposed new products and titles will be required prior to their commercialization. A significant delay in the introduction of a new product or title could have a material adverse effect on the ultimate success of the product or title. In addition, if revenues from new products and titles fail to replace revenues from certain existing products and titles, the Company's operating results and growth could be adversely affected. There can be no assurance that new products and titles currently under development will be introduced on schedule, that they will generate significant revenues or that the Company will be able to introduce additional new products and titles in the future.

 .Changes in Technology. In general, the computer industry, both with respect to software and hardware, is subject to rapidly changing technology. Accordingly, the technology underlying the Company's products may similarly be subject to change. The introduction of products embodying new technologies and the emergence of new industry standards could exert price pressure on the Company's existing products or render such products unmarketable or obsolete. The Company's ability to anticipate changes in technology and industry standards and to develop and introduce new and enhanced products, as well as additional applications for existing products, in each case on a timely and cost-effective basis, will be a critical factor in the Company's ability to grow and remain competitive. There can be no assurance that technological changes will not materially adversely affect the Company's business.

 .Competition. The consumer electronics and computer companion marketplaces are highly competitive and characterized by rapid technological advances and the regular introduction of new products or enhancements to existing products. The Company believes it faces various degrees of competition at different price points in these markets. Competitive factors include product quality and reliability, price, performance, marketing and distribution capability, service, and reputation. There can be no assurance that companies currently in the consumer electronics or computer companion market will not enter the markets in which the Company currently markets its products. Many of such companies have greater capital, research and development, marketing and distribution resources than the Company. If new competitors emerge or the existing markets become more competitive, the Company could experience significant pressure on prices and margins.

 .Inventory Management. The Company's lead times are necessarily long because of the custom nature of certain components and because most of its components and products are manufactured and assembled in Asia. Accordingly, production and procurement planning are critically related to the Company's anticipated sales volume. Any significant deviation from projected future sales could result in material shortages or surpluses of inventory. Shortages could cause the Company's distribution base to shrink as customers turn to the Company's competitors. Inventory surpluses could cause cash flow and other financial problems, which might cause the Company to liquidate inventory. There can be no assurance that the Company's forecasts of demand for its products will be accurate. Inaccurate forecasts, or unsuccessful efforts by the Company to cope with surpluses or shortages, could have a material adverse effect on the Company's business.

 .Dependence on Key Suppliers. Certain integrated circuits essential to the functioning of the Company's products are manufactured by a relatively small number of overseas suppliers. Missed, late or erratic deliveries of custom ROM chips and other parts could materially adversely impact the timing of new product deliveries as well as the Company's ability to meet demand for existing products. If any one of the integrated circuit suppliers were unable to meet its commitments to the Company on a timely basis, such failure could have a material adverse effect on the Company's business. The REX product line is manufactured for the Company on an exclusive basis by Citizen Watch Company of Japan ("Citizen"). If Citizen were unable to meet its commitments to the Company on a timely basis, such a failure could have a material adverse effect on the Company's business.

 .Intellectual Property Rights. The Company owns utility and design patents in the United States and elsewhere on its products. There can be no assurance (i) that the claims allowed under any patents will be sufficiently broad to protect the Company's technology; (ii) that the patents issued to the Company will not be challenged, invalidated or circumvented; or (iii) as to the degree or adequacy of protection any patents or patent applications will afford. The Company also claims proprietary rights in various technologies, know-how, trade secrets and trademarks that relate to its principal products and operations, none of which rights is the subject of patents or patent applications in any jurisdiction. There can be no assurance as to the degree of protection these rights may or will afford the Company.

 .International Sales and Currency Fluctuations. The Company expects that international sales will continue to constitute a material portion of the Company's business. The Company's international business is subject to various risks common to international activities, including political and economic instability and the need to comply with export laws, tariff regulations and regulatory requirements. There can be no assurance that political or economic instability in any given country or countries will not have an adverse impact on the Company's overall operations. Because approximately 30% of the Company's sales are made in currencies other than the U.S. dollar, the Company is subject to the risk of fluctuation in currency values from period to period. In an effort to minimize this risk, the Company enters into foreign exchange forward contracts with financial institutions to limit its exposure to loss resulting from fluctuations in the currency markets on anticipated cash flows associated with certain firmly committed transactions. The risk associated with fluctuations in currency values can be expected to increase to the extent the Company succeeds in its goal of expanding its international operations. There can be no assurance that the Company will be able to hedge effectively the risk associated with fluctuations in currency values or that such hedging itself will not expose the Company to losses from time to time.

PROCESS OF REFINING INFORMATION FOR USE IN ELECTRONIC PRODUCTS

  The process of refining information for publishing electronic books or for use in other electronic products is analogous in many ways to the process of publishing print books. For example, just as a traditional book publisher acquires a manuscript, the development of an electronic version of a reference work normally commences with the Company's acquisition of rights to a reference work or database which it has identified for one or more proposed products. The Company licenses the use of such reference works or databases for appropriate electronic use.

  Even though databases are usually delivered to the Company in electronic form, the Company thoroughly reviews and cleans the data by removing errors in preparation for its electronic publication. This process is analogous to a traditional book publisher proofreading a manuscript. The data must then be analyzed and in most cases compressed to store it economically in as small a memory as possible and the Company must design systems to retrieve information quickly from its compressed state. Similar to a traditional book publisher editing a manuscript and preparing a detailed index, the Company then designs the user interface, which permits the user of a product to locate and read the desired data quickly and intuitively. The Company has developed proprietary software tools, utilities, custom databases and systems that substantially reduce the time involved in completing these tasks and aid in the more efficient development of semi-standard software systems embedded in the electronic work. The Company believes that its vertically integrated development team is unique in the industry since it has an in-house group of employees skilled in editorial, data preparation, and computational linguistic work, not only in English, but in a variety of languages.

  For electronic reference products, a prototype chip containing the compressed data and interface software is then carefully tested before final chips are produced. To complete the product, the chips are assembled in a hardware platform or in a card, similar to a traditional book publisher printing and binding a hard copy book.

PRODUCTS

ELECTRONIC REFERENCE PRODUCTS

  Franklin currently markets more than 250 electronic reference products in various categories including thesauruses, dictionaries, bilingual dictionaries, the Bible, the Concise Columbia Encyclopedia and educational and medical publications. Different versions of the Company's electronic reference products use different databases and provide various levels of functionality.

 Dictionaries

  Franklin's electronic spelling products (the "Spelling Ace line") operate as phonetic spelling error detectors and correctors, puzzle solvers, word list builders and word finders. These products permit the user to obtain the correct spelling of a word that the user does not know how to spell correctly. For example, if the user phonetically types in "krokodyl," the book will display a list of seven words including, as the first choice, "crocodile." The Company markets various versions in the Spelling Ace line incorporating different databases. The most popular version is based on a list of over 80,000 American English words licensed to the Company by Merriam-Webster.

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

  The Company's line of products also includes bilingual dictionaries. Each contains more than 200,000 words in both English and either Spanish, French, German, Italian, Arabic, Hebrew or Korean, and each provides complete translations, definitions, verb conjugations and a gender guide, and plays a variety of language learning games to help teach the language. The Spanish/English dictionary is marketed in versions with and without speech synthesis for both Spanish and English words. Each of the other bilingual dictionaries is equipped with speech synthesis for the English words. The Company currently markets a French/German dictionary and bilingual dictionaries for several other languages, including other language pairs that do not include English, such as German/Italian and French/Spanish.

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

 Children's Products

  Since 1990, the Company has successfully sold children's versions of its reference products, such as a children's dictionary based on the word list from Webster's Elementary Dictionary. In 1997, the Company introduced a new line of children's products, that includes the Homework Wiz(TM) electronic dictionary. Certain models include a text-to-speech voice synthesizer enabling the product to speak words and definitions for children. The Company expects to expand its electronic reference offerings for children.

 The Bible

  Franklin's electronic Holy Bible is a hand-held edition of the entire text of the Bible, which allows for retrieval of text by searches based on single words, word groups or synonyms. For example, a search for the words "valley" and "shadow" will retrieve the Twenty-third Psalm. Because of its built-in ability to conduct full-text word searches, the Franklin Bible is a fully automated concordance. The Company sells the Bible on its BOOKMAN platform and on cards designed for use with its BOOKMAN platform. The Company sells both the King James and the New International versions of the Bible, as well as a children's version of the Bible, and markets a Bible question-and-answer card. The Company sells electronic versions of a Spanish language Bible, the Reina Valera edition, and a German language Bible that is commonly known as the Luther Bible.

 Medical Publications

  From 1992 through 1997, the Company successfully promoted a line of medical book cards, such as the Physicians' Desk Reference, The Medical Letter Handbook of Adverse Drug Interactions, the Washington University Manual of Medical Therapeutics, Harrison's Principles of Internal Medicine Companion Handbook, The Merck Manual and the Guide to Antimicrobial Therapy, for its Digital Book System ("DBS"). The DBS platform provides for the insertion of up to two ROM cards.
  In March 1998, the Company introduced a new BOOKMAN platform, the Pocket PDR, to replace the DBS in the medical marketplace. The new Pocket PDR platform has many of the same popular features of the DBS, such as two card slots and a broad range of titles. The platform uses Franklin's proprietary, faster microprocessor and has an 8-line screen which is particularly useful when accessing and viewing drug information monographs. As a part of the transition from the DBS to the new platform, BOOKMAN card versions of the Physicians' Desk Reference, The Medical Letter Handbook of Adverse Drug Interactions, The Merck Manual, and the Washington University Manual of Medical Therapeutics were developed for sale at the time of availability of the new platform. BOOKMAN cards based on newly published print editions of Harrison's Principles of Internal Medicine and The Harriet Lane Handbook are being developed for sale by the Company in fall 1998.


  The Company has a line of BOOKMAN products for use by nurses in the United States. The keystone of this line is a BOOKMAN platform having the popular Nursing Diagnoses and Classifications published by the North American Nursing Diagnosis Association, a reference text that classifies and defines medical conditions specific to nursing. The Company also sells Lippincott's Pocket Manual of Nursing Practice and Springhouse's Nursing Drug Handbook as BOOKMAN cards for the nursing platform.

  The Company has developed products for the expanding consumer market for medical information by publishing general medical books in the BOOKMAN format. The Company publishes the Parents' Emergency Medical Guide and the PDR Family Guide to Prescription Drugs.

 Entertainment Titles

  The Company sells a Crossword Puzzle Solver electronic book which provides correct spelling for over 250,000 words and phrases from Merriam-Webster's Official Crossword Puzzle Dictionary for use by word puzzle enthusiasts. The Company has also produced the Total Baseball Encyclopedia, The Official Scrabble Players' Dictionary, and Parker's Wine Guide, an authoritative guide to wines and vineyards.

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

 International Titles

  The Company has developed and produced British English versions of its American English electronic reference products for international markets, particularly the United Kingdom and Australia, such as an electronic speller based on a list of over 70,000 words licensed from HarperCollins and a children's dictionary incorporating a database from the Oxford Children's Dictionary. The Company has French monolingual electronic reference products for the French market, German electronic reference products for the German-speaking market, Italian monolingual products for the Italian market, and a Spanish monolingual dictionary for Spain and South America. The Company has omnibus agreements for publishing electronic reference products with two major European publishers, Bertelsmann and Havas by which the parties will jointly develop, publish, and distribute titles in hand-held electronic platforms and ROM cards. Havas publishes dictionaries, thesauruses, encyclopedias and other works under the following well known French trademarks: Le Robert, Larousse, Nathan, Dalloz, Masson and Bouquins.

 English as a Second Language ("ESL") Products

  In addition to its standard bilingual dictionaries, the Company has produced bilingual electronic learners' dictionaries based on the Oxford Students' Dictionary of Current English that have English definitions in simplified language. These learners' dictionaries are intended to aid native Arabic, Hebrew, and Korean speakers to learn English as a second language. The Company produces a hand-held electronic tutor that utilizes digitally recorded and compressed speech technology to pronounce a basic vocabulary of English words for the ESL student and provides identification of words through the use of graphic images. The user speaks into a microphone built into the electronic book, which records and plays back the user's pronunciation of a word as well as the proper pronunciation stored in the product, thereby allowing the user to compare the two pronunciations and correct his or her pronunciation as appropriate. The Company is working toward a Chinese/English product to be sold into the worldwide ESL market of native Chinese speakers.

 Software Reference/Retrieval Products

  The Company's subsidiary, Proximity Technology Inc., designs linguistic software that performs spelling error detection and correction, thesaurus and dictionary functions in conjunction with databases of words in 20 languages and dialects. The Company has retrieval software products, such as Friendly Finder, a fuzzy search program for searching databases on PC's. The Company markets this software for use in computers of all sizes, as well as on the internet. The Company competes with INSO, Inc. in respect of these software products.

ELECTRONIC ORGANIZERS

  In 1997, the Company began to sell a line of organizers and databanks under the ROLODEX(R) Electronics trademark which had been licensed by the Company late in 1996. Since acquiring the ROLODEX(R) Electronics product line, the Company has updated and improved both low priced databanks, that allow users to store and retrieve names and telephone numbers, and higher priced and more advanced personal organizers, that can interface with desktop PC's.

  The Company believes that not only does the hand-held organizer market complement its existing businesses but also that there is potential to improve the market share of the ROLODEX(R) Electronics business given Franklin's existing competitive strengths.

  The Company sells a line of voice-controlled electronic organizers under the ROLODEX(R) Electronics brand name utilizing speech recognition technology acquired by the Company in 1997. The acquired technology was developed for low cost, low power consumption, portable and compact applications in which an electronic device is controlled by spoken voice input.

PERSONAL COMPUTER COMPANION PRODUCTS

  In September 1997, the Company began to sell the REX PC Companion line of products, its first computer companion product. The REX card is a credit card sized organizer that downloads a user's personal information, such as schedules, names, addresses, and phone numbers, from a PC. The REX product line provides the functionality of a Personal Data Assistant ("PDA") at an ultra-compact size and ultra-low weight. A REX card is the size of a PCMCIA card (sometimes referred to generically as a "PC card") that fits into an industry standard size PCMCIA slot. Contact, scheduling and other information can be downloaded from a PC to the REX card by inserting the card into a PC card slot in a laptop computer or into a REX cradle which plugs into the serial port of a desktop PC. The REX PC Companion contains software that allows the importation of personal information from popular software packages such as Lotus Organizer, Sidekick, Outlook, ACT!, and Microsoft Schedule+. The REX PC Companion line was the result of a three party strategic alliance developed by the Company with Starfish Software Inc. ("Starfish"), that provided software development services, and Citizen, that manufactures the REX hand-held product on an exclusive basis for resale by the Company.

  While the Company has encountered to date no PCMCIA or PC card sized competition for the REX card, the Company believes that the success of the REX product line may lead to the introduction of products having similar form factors by third parties. While the Company believes that intellectual property rights and time to market issues provide it with significant competitive advantages in connection with the REX line, there can be no assurance that the Company will continue to sell the REX product line without more direct competitive pressure.

  The Company expects to expand the REX line, both through improved hardware implementations and through improved software functionality, including the ability to download reference information into a REX card from a PC that is connected to the internet. The first such service is expected to provide English/Spanish and English/French translators for downloading to REX cards from the Company's web page at "www.franklin.com.rex."

RESEARCH AND DEVELOPMENT AND CONTENT ACQUISITION

  The Company has a group of approximately 100 persons that performs research and development relating to new electronic information products as well as improvements to existing products. The group also conducts ongoing research in connection with the development of new software for the Company's products. The Company focuses its hardware development efforts on creating new platforms. For example, the BOOKMAN technology was developed by the Company's internal research and development group.

  The Company maintains a full-time internal development group of hardware and software engineers dedicated to the critical function of developing proprietary microprocessors and VLSIs that integrate both general purpose microprocessors (or the Company's proprietary microprocessor) and custom design circuits for electronic products. Through this extensive effort the Company is able to reduce the cost of components for its platforms and cards on an ongoing basis. The Company regularly engages in programs to redesign its platforms and to develop new VLSIs for its products.

  The Company is currently developing products utilizing digitally recorded and compressed speech technology, which are intended to help the user learn proper English pronunciation. The Company intends to focus its efforts regarding these products in the ESL market. The Company has expertise in and has licensed rights to certain text-to-speech technology ("TTS"), which allows for the synthesis of audible voice through software. The Company is consolidating its efforts in speech-related technology into a research and development group targeted toward application of TTS, compressed digitally-recorded speech, voice recognition, and voice recording for use in small, low priced, electronic products.

  The REX PC Companion was developed by the Company in a three party strategic alliance with Starfish, which developed certain software, and Citizen, which manufactures the REX card on an exclusive basis for the Company. The Company expects to expand its computer companion line of products through strategic alliances with third parties.

  The Company maintains a program to acquire, commission or develop internally databases that it believes are capable of being effectively adapted to electronic format and that can be positioned and marketed by it in the market that it serves. The Company generally obtains a long-term license from the owner of the database and pays the owner a recoupable advance, followed by the payment of royalties based on sales. The Company has an in-house group of employees skilled in editorial, data preparation and computational linguistic work, not only in English, but in a variety of languages. The Company also receives requests to develop products incorporating specific databases from third party licensors and customers on an OEM basis.

MANUFACTURING

  The Company arranges for the assembly of its products by placing purchase orders with established third party manufacturers in China, Taiwan, Malaysia, Thailand, the Philippines and Indonesia. The Company believes that it could locate alternate manufacturers for its products if any of its current manufacturers is unable, for any reason, to meet the Company's needs.

  The Company designs certain custom integrated circuits, which are manufactured by third parties for use in the Company's products. Franklin also creates the mechanical, electronic and product design for its hardware platforms and designs and owns the tools used in the manufacture of its products. The Company's electronic products are based on general purpose microprocessors (or the Company's proprietary microprocessor), general purpose static random access memory chips and custom-designed ROM chips. The Company designs VLSIs that integrate both general purpose microprocessors and custom-designed circuits in order to reduce the cost of the components in its platform. In order to minimize the effect of any supplier failing to meet the Company's needs, the Company generally attempts to source these parts from multiple manufacturers. In those cases where the Company chooses to use a single source for economic reasons, alternative suppliers are generally available.

  The Company utilizes its offices in Hong Kong and Tokyo to facilitate component procurement and manufacturing and to conduct on-site quality control inspection by Company personnel of electronic products. The Company's products are generally shipped at the Company's expense to its facility in New Jersey, where the Company maintains inspection, quality control, packaging, warehousing, and repair operations for distribution in the United States, and to similar facilities in Europe and elsewhere for its foreign operations.

SALES AND MARKETING

  Franklin's products are marketed domestically through the Company's own sales and marketing force and through independent sales representative organizations, which are supervised by the Company's internal sales department.

 Consumer Sales

  Franklin's product are sold in over 30,000 retail establishments in the United States. These are comprised of mass market retailers, discount chains, bookstores, independent electronic stores, department stores and catalog companies such as The Sharper Image. The Company's larger retail chains include Radio Shack, Wal-Mart, K-mart, Service Merchandise, Office Max, Office Depot, Circuit City, and Staples. Consumers can also order products directly from Franklin by calling 1-800-BOOKMAN or by visiting the Company's website at "www.franklin.com."

  Franklin commonly participates with its retailers in promotional efforts, such as in-store displays, catalog and general newspaper advertisements. The Company promotes its products with advertisements in magazines and newspapers and on television and radio. For the 1999 fiscal year, the Company plans to increase its media advertising efforts in order to expand consumer awareness of its reference and computer companion products. The Company also displays its publications at trade shows (including the Consumer Electronics Show, PC Expo, and COMDEX) and advertises in trade and consumer magazines.

 International Sales

  The Company sells its products worldwide through its wholly-owned, local subsidiaries and a network of independent distributors. Franklin's subsidiary in the United Kingdom markets and distributes British English versions of its products in the United Kingdom. The Company's subsidiaries in France, Canada, Germany, Belgium, Mexico, and Australia market and distribute the Company's products, including those specifically developed for these markets. In each of these countries, the Company marketed its products through distributors prior to direct marketing through subsidiaries. The Company is in the process of closing its operations in Colombia and Italy.

 Medical Sales

  In 1998, the Company's Medical Division began a transition from the DBS to the new Pocket PDR BOOKMAN platform. This division has licensed databases from respected medical publishers for the rapid delivery of massive, complicated information in a highly portable format. Selected medical databases are being sold, or are in development, as BOOKMAN cards for the Pocket PDR platform. Sales efforts of the Medical Division are augmented by co-marketing efforts with the Company's licensors of medical databases.

  The Company has a line of BOOKMAN products targeted for use by nurses in the United States, and is producing products for the consumer market for medical information such as the Parents' Emergency Medical Guide and the PDR Family Guide to Prescription Drugs.

 Education Sales

  The Company's Franklin Learning Resources division is dedicated to the sale of electronic books directly to educators and school systems throughout the United States. The Company's electronic books are in use in over 21,000 schools in the United States. In addition, custom curriculae are created around the books to meet school requirements.

 OEM Sales

  In prior years, the Company had developed electronic catalogs for use by employees or customers of large corporations. In fiscal year 1998, the Company produced an electronic index for Plaza y Janes, a Spanish print publisher. The Company continues to produce for Societe Generale, a print publisher in France, a custom electronic index to its popular Encyclopedie Bordas. The Company continues to pursue opportunities for custom versions of its products with the belief that there is a large market for such products worldwide.

PATENTS, TRADEMARKS AND COPYRIGHTS

  The Company owns more than twenty-five United States utility and design patents on its electronic reference products and a number of international patents on its products. The Company actively pursues the acquisition and enforcement of patent rights and, in furtherance thereof, maintains an ongoing program to apply for and prosecute patent applications and to enforce its rights in patents that issue therefrom.

  Franklin owns certain trademark rights, including "Franklin(R)", "REX", "BOOKMAN(R)", "Spelling Ace(R)", "Wordmaster(R)", "Digital Book System(R)", "Next Century(R)" and "Language Master" and has an exclusive license for the mark ROLODEX(R) Electronics in the United States and various foreign countries.

  Copyrights to certain word lists incorporated in the Company's electronic books are the property of the Company's licensors. The Company owns copyrights in certain programs and algorithms used in, as well as the compilations of, its electronic books.

COMPETITION

  The Company is the market leader for hand-held electronic reference products. The Company's main domestic competitor in the electronic book category is Seiko Instruments USA Inc., which markets spelling correctors, thesauruses, dictionaries and a Spanish translator. The Company believes it has various degrees of competition at different price points in the consumer market. The Company's major competitor, Seiko, focuses primarily on the modestly-priced end of the market. The Company's main international competitors are Lexibook, which markets French monolingual spelling correctors, thesauruses and dictionaries in France and similar products in other European countries, and Hexaglot which markets German centric bilinguals and translators in Germany.

  Competitive factors for electronic reference products are product quality and reliability, functionality, price, performance, speed of retrieval, quality of underlying databases, quality of spelling correction, portability, distribution capability, service and corporate reputation. The Company believes it is the leader in respect of each such factor. The Company's reference products enjoy a reputation for quality resulting from their content, hardware design and easy-to-use applications. The Company's reference products are characterized by their capacity to permit the user to define the kind of information being sought and to provide information responsive to the user's request.

  A number of prominent electronics manufacturers, including Sharp Electronics Corporation, Casio, Royal, Psion, 3Com, LG Electronics and Hewlett-Packard Company, market palmtop personal organizer products, and personal digital assistants that offer varying degrees of electronic reference capabilities and personal information management functions.

  Sharp Electronics, Casio, and Royal are the Company's primary competitors in electronic organizers. Competitive factors for electronic organizers are size, product quality and reliability, functionality, price, performance, marketing and distribution capability and corporate reputation. The Company believes that it competes effectively in respect of each of the factors.

  In the highly competitive worldwide marketplace for personal computer companion products, the Company expects that its competition will be, among others, Sharp Electronics Corporation, Psion, 3Com, Casio, LG Electronics, Texas Instruments, Philips Electronics, and Hewlett-Packard Company. Competitive factors for personal computer companion products are size, quality, memory capacity, reliability, functionality, price, marketing capability, corporate reputation, and customer service. The Company believes that REX is the smallest product of its type and is competitive in quality, reliability, functionality, and price. Many competitors in this market have greater capital, research and development, marketing and distribution resources than the Company and there can be no assurance that the Company can successfully compete in this market.

EMPLOYEES

  As of June 18, 1998, the Company employed approximately 250 persons in the United States, approximately 30 persons in Asia, and approximately 85 persons in international sales and marketing subsidiaries. None of the Company's employees is represented by a union. The Company believes its relations with its employees are satisfactory.

--------
Merriam-Webster's is a trademark of Merriam-Webster, Inc.; Physicians' Desk Reference and Pocket PDR are trademarks of Medical Economics Data, a division of Medical Economics Company, Inc.; Starfish and Sidekick are trademarks of Starfish Software, Inc.; Lotus is a trademark of IBM; Outlook and Schedule+ are trademarks of Microsoft; ACT! is a trademark of Symantec; and ROLODEX(R) is a registered trademark of Sterling Plastics Co., a division of Newell Co.

Except for the historical information contained herein, the matters discussed in this report are forward looking statements that involve risks to and uncertainties in Franklin's business, including, among other things, the timely availability and acceptance of new electronic reference products, organizers and computer companions, changes in technology, the impact of competitive electronic products, the management of inventories, the company's dependence on third party component suppliers and manufacturers, including those that provide Franklin-specific parts, and other risks and uncertainties that may be detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

ITEM 2. PROPERTIES

  The Company owns a 90,000 square foot corporate headquarters in Burlington, New Jersey. The Company believes this facility will satisfy its foreseeable needs for office, laboratory and warehousing space.

ITEM 3. LEGAL PROCEEDINGS

  In 1998, the Company was served with a class action complaint in the Superior Court of New Jersey having warranty, negligence, and state consumer statute claims based on an alleged defect in the "to-do list" function of the desktop software provided with the REX PC Companion. The Company intends vigorously to defend this class action litigation.

  The Company is subject to litigation from time to time arising in the ordinary course of its business. The Company does not believe that any such litigation, including the class action litigation identified above, is likely, individually or in the aggregate, to have a material adverse effect on the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS--NONE

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                AGE POSITION
----                --- --------
H. Andrew Cross      42 President and Chief Executive Officer; Director
Kenneth H. Lind      45 Senior Vice President, Chief Financial Officer, and Treasurer
Barry J. Lipsky      47 Executive Vice President; Director
Michael R. Strange   50 Executive Vice President; Director
Toni M. Tracy        49 Vice President, Publisher Relations
Gregory J. Winsky    48 Senior Vice President, General Counsel, and Secretary

  Mr. Cross joined the Company in April 1998 as President and Chief Executive Officer. From 1996 to 1998 he was Executive Vice President of MobileComm Communications, a nationwide provider of paging and wireless services. From 1994 to 1996, he was Senior Vice President of Marketing and Sales for Nabisco Holdings. From 1982 to 1994, Mr. Cross was employed in a variety of executive marketing positions by The Pepsi Cola Company.

  Mr. Lind joined the Company in March 1983 and was elected Controller of the Company in May 1984, Treasurer in October 1984, Vice President in January 1986 and Senior Vice President in 1998. From 1977 to 1983, Mr. Lind was associated with Coopers & Lybrand.

  Mr. Lipsky joined the Company as Vice President in February 1985. He was elected Executive Vice President in 1997. From 1972 to 1985, Mr. Lipsky was Vice President of Manufacturing of Mura Corporation.

  Mr. Strange has been an executive officer of the Company since 1984 and Executive Vice President of the Company since 1985. From 1982 to 1983, Mr. Strange was Vice President of Manufacturing at Metrologic Instruments, a manufacturer of bar-code scanning equipment, and from 1979 to 1982 was the Director of Worldwide Operations of Exide Electronics, a manufacturer of large scale uninterruptible power supplies.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's common stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "FEP." The following table sets forth the range of the high and low closing sales prices as reported by the NYSE for the last two fiscal years:

                                                                  SALES
                                                             ------------------
   QUARTER ENDED                                               HIGH       LOW
   -------------                                             --------   -------
   June 30, 1996............................................   $28 3/4    $20
   September 30, 1996.......................................    20 1/8    12 5/8
   December 31, 1996........................................    14 1/2    11 3/8
   March 31, 1997...........................................    13 3/8    11 3/8
   June 30, 1997............................................    11 1/2     9 3/8
   September 30, 1997.......................................    15 1/4     9 3/8
   December 31, 1997........................................    15 7/8    11 3/4
   March 31, 1998...........................................    14 3/16   11 3/8

  The approximate number of holders of record of the common stock as of June 1, 1998 was 1,049.

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

                                  (IN THOUSANDS EXCEPT FOR PER SHARE DATA)
                                            YEAR ENDED MARCH 31,
                                 ----------------------------------------------
                                   1998      1997      1996     1995     1994
                                 --------  --------  --------  -------  -------
STATEMENT OF OPERATIONS DATA
Sales..........................  $100,240  $ 88,650  $100,823  $83,273  $66,149
Cost of Sales..................    57,456    46,074    53,666   46,745   38,454
                                 --------  --------  --------  -------  -------
Gross Profit...................    42,784    42,576    47,157   36,528   27,695
                                 --------  --------  --------  -------  -------
Expenses:
  Sales and marketing..........    22,303    17,621    17,237   12,822   10,075
  Research and development.....     5,537     5,472     5,544    5,190    4,167
  General and administrative...     9,585     8,534     8,125    7,185    4,905
  Non-recurring charge.........     3,327       --        --       --       --
                                 --------  --------  --------  -------  -------
    Total operating expenses...    40,752    31,627    30,906   25,197   19,147
                                 --------  --------  --------  -------  -------
Operating Income...............     2,032    10,949    16,251   11,331    8,548
  Interest expense.............    (3,385)     (775)      (36)     (12)    (442)
  Interest and investment
   income......................     1,883       560       505       92      455
                                 --------  --------  --------  -------  -------
Income Before Income Taxes.....       530    10,734    16,720   11,411    8,561
Income Tax (Benefit)
 Provision.....................      (899)    4,079     6,354   (1,000)     471
                                 --------  --------  --------  -------  -------
Net Income.....................  $  1,429  $  6,655  $ 10,366  $12,411  $ 8,090
                                 ========  ========  ========  =======  =======
Net Income Per Share:
  Earnings Per Common Share....  $   0.18  $   0.83  $   1.33  $  1.64  $  1.13
                                 ========  ========  ========  =======  =======
  Earnings Per Common Share--
   Assuming Dilution...........  $   0.18  $   0.82  $   1.25  $  1.56  $  1.06
                                 ========  ========  ========  =======  =======
Weighted Average Shares........     8,069     8,006     7,799    7,546    7,162
                                 ========  ========  ========  =======  =======
Weighted Average Shares--Assum-
 ing Dilution..................     8,156     8,123     8,281    7,974    7,661
                                 ========  ========  ========  =======  =======
                                                AT MARCH 31,
                                 ----------------------------------------------
                                   1998      1997      1996     1995     1994
                                 --------  --------  --------  -------  -------
BALANCE SHEET DATA
Working Capital................  $ 74,783  $ 77,796  $ 45,824  $38,839  $30,032
Total Assets...................   136,188   131,055    82,869   70,574   49,673
Long-term Liabilities..........    45,089    44,518       653      --       --
Shareholders' Equity...........    74,746    73,603    65,538   53,973   39,703

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  Revenues increased by 13.1% in fiscal 1998 over fiscal 1997 as the Company entered the computer companion market with the REX PC Companion and sold new electronic organizer products in the ROLODEX(R) Electronics line. The Company's revenues had declined by 12.1% in fiscal 1997 from fiscal 1996 as a result of a 21.8% decline in domestic consumer sales, offset in part by an increase in international sales. Prior to 1997, the Company had enjoyed four consecutive years of sales increases.

  The Company expects sales growth in the near term to be primarily driven by increases in sales of electronic reference products and the REX line. The introduction of personal computer companion and organizer products in fiscal 1998 resulted in higher sales in the United States. The increase in the Company's sales for fiscal year 1998 is primarily attributable to higher domestic sales. International growth, which began to slow in fiscal 1997, slowed even more in the 1998 fiscal year. International sales were only 3.2% higher in fiscal 1998 than fiscal 1997. In fiscal 1997, international sales had been up by 6.5% over the 1996 fiscal year, coming off an increase of 29.3% in the year before. The growth in fiscal 1995 and fiscal 1996 in international sales was largely related to the introduction of foreign language products. As the Company continues to introduce new foreign language reference and computer companion products, bilingual electronic dictionaries, and products targeted at the ESL market, management anticipates that the Company's international sales should increase.

  In fiscal year 1998, gross margins declined with the introduction of personal computer companion and organizer products. These products are sold into a more competitive marketplace and do not have the licensed content that forms the basis for the Company's electronic reference products. Prior to the 1998 fiscal year, the Company's gross profit margins increased primarily due to the decline in cost of ROM chips and the Company's cost reduction efforts (which enabled the Company to lower its product prices), and the introduction of new products which command higher gross margins. Gross margin percentages in the future are likely to decline as the Company's revenue mix relies more heavily on personal computer companion and organizer products.

  Operating expenses as a percentage of sales increased in fiscal year 1997 primarily because sales decreased. Operating expenses in fiscal year 1998 increased both as an absolute matter and as a percentage of sales, mainly because of increases in sales and marketing attributable to increased advertising and to introductions of computer companion and organizer products, as well as $3.3 million in certain non-recurring charges related to restructuring the Company. The Company anticipates that, as it furthers its strategy of popularizing REX and BOOKMAN products by advertising, and expanding its shelf space with the ROLODEX(R) Electronics line, its sales and marketing expenses will continue to increase.

RESULTS OF OPERATIONS

  The following table summarizes the Company's historical results of operations as a percentage of sales for fiscal 1998, 1997 and 1996:

                            (DOLLARS IN THOUSANDS)

                                                      YEAR ENDED MARCH 31,
                                                    ---------------------------
                                                      1998     1997      1996
                                                    --------  -------  --------
SALES:
  Domestic Sales................................... $ 66,610  $56,072  $ 70,220
  International Sales..............................   33,630   32,578    30,603
                                                    --------  -------  --------
Total Sales........................................ $100,240  $88,650  $100,823
                                                    ========  =======  ========
AS A PERCENTAGE OF TOTAL SALES:
  Domestic Sales...................................     66.5%    63.3%     69.6%
  International Sales..............................     33.5     36.7      30.4
                                                    --------  -------  --------
  Total Sales......................................    100.0%   100.0%    100.0%
  Cost of Sales....................................     57.3     52.0      53.2
                                                    --------  -------  --------
  Gross Profit.....................................     42.7     48.0      46.8
                                                    --------  -------  --------
  Expenses:
    Sales and marketing............................     22.3     19.9      17.1
    Research and development.......................      5.5      6.2       5.5
    General and administrative.....................      9.6      9.6       8.1
    Non-recurring charge...........................      3.3        *         *
                                                    --------  -------  --------
      Total operating expenses.....................     40.7     35.7      30.7
                                                    --------  -------  --------
  Operating Income.................................      2.0     12.3      16.1
    Interest expense...............................     (3.4)    (0.8)        *
    Interest and investment income.................      1.9      0.6       0.5
                                                    --------  -------  --------
  Income Before Income Taxes.......................      0.5     12.1      16.6
  Income Tax (Benefit) Provision...................     (0.9)     4.6       6.3
                                                    --------  -------  --------
  Net Income.......................................      1.4%     7.5%     10.3%
                                                    ========  =======  ========

--------
* less than 0.1%

 Year Ended March 31, 1998 compared with Year Ended March 31, 1997

  Sales of $100.2 million for the year ended March 31, 1998 were 13.1% higher than sales of $88.7 million for the earlier year. The sales increase is attributable to higher sales in the domestic consumer market, including sales of the new REX PC Companion which began in September 1997. Growth of international sales, which had outpaced domestic sales growth over the past two years, slowed as those sales were only 3.2% higher than in the 1997 fiscal year primarily due to declines in sales in the United Kingdom and France. Foreign currency fluctuations did not have a significant effect on the Company's results of operations from year to year. Royalties for software licensing remained at 2% of sales.

  Gross profits were unchanged at $42.8 million in fiscal 1998 compared with $42.6 million last year, notwithstanding the large increase in sales. Gross profit margins decreased from 48.0% in fiscal 1997 to 42.7% in fiscal 1998 as a result of product mix shifting toward personal computer companion and organizer products that bear smaller profit margins because these products are sold into more competitive markets and do not have the content of reference products.

  Total operating expenses increased to $40.8 million in fiscal 1998 from $31.6 million in the prior year. The Company recorded $3.3 million non-recurring charges, of which $2.4 million were related to the contractual commitment to the former Chairman and Chief Executive Officer under his employment agreement on his departure from the Company. Non-recurring charges also included the costs of restructuring foreign operations and costs relating to the Company's evaluation of strategic alternatives. Sales and marketing expenses increased from $17.6 million in fiscal 1997 to $22.3 million in fiscal 1998 primarily due to increased expenditures for advertising and marketing in both domestic and international operations. Research and development expenses were constant at $5.5 million from year to year. General and administrative expenses increased from $8.5 million in fiscal 1997 to $9.6 million in fiscal 1998 due to increased personnel cost primarily in connection with the start up of new international subsidiaries and in connection with the acquisition of the ROLODEX(R) Electronics line. Net interest expense was $1.3 million higher than last year. The Company issued $40,000,000 in 7.71% Senior Notes at the end of March 1997. Interest expense of $3.4 million mainly in connection with interest paid on the Notes exceeded interest income of $1.9 million from the Company's investments during the 1998 fiscal year.

 Year Ended March 31, 1997 compared with Year Ended March 31, 1996

  Sales of $88.7 million for the year ended March 31, 1997 were 12.1% lower than sales of $100.8 million one year earlier. The sales decrease is attributable to lower sales of electronic books in the domestic consumer market offset in part mainly by increases in sales outside of the United States and secondarily by the Company's sales of personal information management products in the ROLODEX(R) Electronics line. While international sales increased 6.5% from year-to-year, this increase was less than in prior years and international growth slowed in the last quarter of the 1997 fiscal year. Foreign currency fluctuations did not have a significant effect on the Company's results of operations from year to year. Royalties from technology licensees were approximately 2% of sales in fiscal 1997, down from 3% of sales in fiscal 1996.

  Decreased sales primarily contributed to the decrease in gross profits from $47.2 million in fiscal 1996 to $42.6 million in fiscal 1997. Gross profit margins increased from 46.8% to 48.0% from year to year.

  Total operating expenses increased to $31.6 million in fiscal 1997 as compared with $30.9 million in fiscal 1996. Sales and marketing expenses increased slightly from $17.2 million in fiscal 1996 to $17.6 million in fiscal 1997 as advertising increases were offset in part by decreases in variable expenses linked to sales volume. Research and development expenses were level over the two years at $5.5 million. General and administrative expenses increased from $8.1 million in fiscal 1996 to $8.5 million in fiscal 1997 primarily because of increased expenses of international subsidiaries, both those newly organized and those continuing in their operations. Interest expense increased from year to year as the Company drew down $16,000,000 from its credit facility in October 1996 to finance the ROLODEX(R) Electronics acquisition.

INFLATION AND CURRENCY TRANSACTIONS

  Inflation has had no significant effect on the operations of the Company for the three years ended March 31, 1998. However, competitive pressures and market conditions in the future may limit the Company's ability to increase prices to compensate for general inflation or increases in prices charged by suppliers.

  The Company's operating results may be affected by fluctuations in currency exchange rates. The Company enters into foreign exchange forward contracts with financial institutions to limit its exposure to losses on anticipated cash flows resulting from fluctuations in the currency markets. Anticipated transactions are comprised of sales of the Company's products in currencies other than U.S. dollars made through the Company's subsidiaries and purchases of inventory in currencies other than the U.S. dollar. As of March 31, 1998 and 1997, the Company had approximately $18.6 million and $15.9 million, respectively, of outstanding foreign exchange contracts for the purchase or sale of foreign currencies. The deferred gains and losses on such contracts were immaterial at March 31, 1998 and 1997. Such hedging has had no significant effect on the operations of the Company for the three years ended March 31, 1998. The duration of these anticipated hedging transactions generally does not exceed one year.

SEASONALITY

  The Christmas selling season (October, November and December) and the "back to school" season (mid-August to mid-September) are the strongest selling periods for the Company's products. The timing of the publication of new books may also significantly affect revenues and cause quarterly revenues and earnings fluctuations.

  The following table sets forth unaudited net sales (in thousands) for each of the Company's last twelve fiscal quarters:

                         QUARTER ENDED QUARTER ENDED QUARTER ENDED QUARTER ENDED
                            JUNE 30    SEPTEMBER 30   DECEMBER 31    MARCH 31
                         ------------- ------------- ------------- -------------
Fiscal 1998.............    $16,614       $25,782       $36,016       $21,828
Fiscal 1997.............     15,071        24,231        31,986        17,362
Fiscal 1996.............     18,619        27,077        34,451        20,676

LIQUIDITY AND CAPITAL RESOURCES

  On March 27, 1997, the Company completed the issuance to insurance companies of $40,000,000 in aggregate principal amount of 7.71% senior notes in a private placement transaction and contemporaneously entered into a new $20,000,000 revolving credit agreement with the Chase Manhattan Bank ("Chase") and Summit Bank ("Summit"). Management believes that the proceeds of the senior note offering, cash flow from operations, and the revolving line of credit will be adequate to provide for the Company's liquidity and capital needs for the foreseeable future.

  Prior to the issuance of the senior notes and the execution of the new revolving credit agreement, in order to accommodate seasonal inventory and accounts receivable buildup, the Company financed its day to day operations by drawing down advances, on an as needed basis, against its then existing credit facility with Chase. Borrowing against the line of credit bear interest at the bank's prime rate or 1% over LIBOR. The Company pays a commitment fee of one quarter of one percent per annum on the unused portion of the line of credit. At March 31, 1998, there were no borrowings under the revolving line of credit.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
INDEPENDENT AUDITOR'S REPORT...............................................  21
CONSOLIDATED STATEMENT OF OPERATIONS
   Years ended March 31, 1998, 1997 and 1996...............................  22
CONSOLIDATED BALANCE SHEETS
   March 31, 1998 and 1997.................................................  23
CONSOLIDATED STATEMENT OF CASH FLOWS
   Years ended March 31, 1998, 1997 and 1996...............................  24
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
   Years ended March 31, 1998, 1997 and 1996...............................  25
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   Years ended March 31, 1998, 1997 and 1996...............................  26

                         INDEPENDENT AUDITOR'S REPORT

Shareholders and Directors
Franklin Electronic Publishers, Inc.
Burlington, New Jersey 08016

  We have audited the accompanying balance sheet of Franklin Electronic Publishers, Incorporated and subsidiaries as of March 31, 1998 and March 31, 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklin Electronic Publishers, Inc. and subsidiaries as of March 31, 1998 and March 31, 1997, and the results of its operations and cash flows for each of the three years ended March 31, 1998 in conformity with generally accepted accounting principles.

                                          RADIN, GLASS & CO., LLP
                                          Certified Public Accountants

New York, New York
May 26, 1998

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                      YEAR ENDED MARCH 31,
                                                    ---------------------------
                                                      1998     1997      1996
                                                    --------  -------  --------
SALES.............................................. $100,240  $88,650  $100,823
COST OF SALES......................................   57,456   46,074    53,666
                                                    --------  -------  --------
GROSS PROFIT.......................................   42,784   42,576    47,157
                                                    --------  -------  --------
EXPENSES:
  Sales and marketing..............................   22,303   17,621    17,237
  Research and development.........................    5,537    5,472     5,544
  General and administrative.......................    9,585    8,534     8,125
  Non-recurring charge.............................    3,327      --        --
                                                    --------  -------  --------
    Total operating expenses.......................   40,752   31,627    30,906
                                                    --------  -------  --------
OPERATING INCOME...................................    2,032   10,949    16,251
  Interest expense.................................   (3,385)    (775)      (36)
  Interest and investment income...................    1,883      560       505
                                                    --------  -------  --------
INCOME BEFORE INCOME TAXES.........................      530   10,734    16,720
INCOME TAX (BENEFIT) PROVISION.....................     (899)   4,079     6,354
                                                    --------  -------  --------
NET INCOME......................................... $  1,429  $ 6,655  $ 10,366
                                                    ========  =======  ========
NET INCOME PER SHARE:
  EARNINGS PER COMMON SHARE........................ $   0.18  $  0.83  $   1.33
                                                    ========  =======  ========
  EARNINGS PER COMMON SHARE--ASSUMING DILUTION..... $   0.18  $  0.82  $   1.25
                                                    ========  =======  ========
WEIGHTED AVERAGE SHARES............................    8,069    8,006     7,799
                                                    ========  =======  ========
WEIGHTED AVERAGE SHARES--ASSUMING DILUTION.........    8,156    8,123     8,281
                                                    ========  =======  ========


                See notes to consolidated financial statements.

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                MARCH 31,
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents (Note 3)....................... $ 33,923  $ 45,040
  Accounts receivable, less allowance for doubtful accounts
   of $903 and $839........................................   16,684     9,806
  Inventories (Note 4).....................................   34,692    30,617
  Deferred income tax asset (Note 13)......................    1,677     2,122
  Prepaids and other assets................................    4,160     3,145
                                                            --------  --------
  TOTAL CURRENT ASSETS.....................................   91,136    90,730
                                                            --------  --------
PROPERTY AND EQUIPMENT (Note 5)............................   10,712    11,211
                                                            --------  --------
OTHER ASSETS:
  Trademark, less accumulated amortization of $583 and $194
   (Note 9)................................................   14,964    15,353
  Advance royalties and licenses...........................    5,577     2,221
  Software development costs...............................    5,360     4,982
  Other assets.............................................    8,439     6,558
                                                            --------  --------
  TOTAL OTHER ASSETS.......................................   34,340    29,114
                                                            --------  --------
TOTAL ASSETS............................................... $136,188  $131,055
                                                            ========  ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses (Note 6)........... $ 15,950  $ 12,650
  Current portion of long-term liabilities.................      403       284
                                                            --------  --------
  TOTAL CURRENT LIABILITIES................................   16,353    12,934
                                                            --------  --------
LONG-TERM LIABILITIES (Note 7).............................   45,089    44,518
                                                            --------  --------
SHAREHOLDERS' EQUITY: (Note 11)
  Preferred stock, $2.50 par value, authorized 10,000,000
   shares, none issued or outstanding......................      --        --
  Common stock, no par value, authorized 50,000,000 shares,
   issued and outstanding 8,072,026 and 8,060,133 shares...   50,489    50,235
  Retained earnings........................................   25,249    23,820
  Foreign currency translation adjustment (Note 12)........     (992)     (452)
                                                            --------  --------
  TOTAL SHAREHOLDERS' EQUITY...............................   74,746    73,603
                                                            --------  --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY................. $136,188  $131,055
                                                            ========  ========

                See notes to consolidated financial statements.

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                                     YEAR ENDED MARCH 31,
                                                  ----------------------------
                                                    1998      1997      1996
                                                  --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME..................................... $  1,429  $  6,655  $ 10,366
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:
    Depreciation and amortization................    5,871     4,909     3,790
    Provision for losses on accounts receivable..       75        83        51
    Loss on disposal of property and equipment...       43        13        96
    Deferred income taxes........................      446      (399)     (101)
    Source (use) of cash from change in operating
     assets and liabilities excluding the effects
     of acquisition:
      Accounts receivable........................   (6,439)    2,905    (2,239)
      Inventories................................   (3,118)    5,177   (13,974)
      Prepaids and other assets..................     (838)     (116)     (990)
      Accounts payable and accrued expenses......    1,894    (4,298)       77
                                                  --------  --------  --------
  NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES....................................     (637)   14,929    (2,924)
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment...........   (2,419)   (2,671)   (5,624)
    Proceeds from sale of property and equip-
     ment........................................      118       107       471
    Change in other assets.......................   (7,966)   (5,908)   (3,852)
    Cash paid for acquisitions, net of cash ac-
     quired......................................     (304)  (17,526)      --
                                                  --------  --------  --------
  NET CASH USED IN INVESTING ACTIVITIES..........  (10,571)  (25,998)   (9,005)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of Notes..............      --     40,000       --
    Proceeds from mortgage.......................      --      4,260       --
    Principal payments of mortgage...............     (284)     (213)      --
    Proceeds from issuance of common shares and
     warrants....................................      121       162     1,099
    Income tax credit-stock options..............      --      1,196       --
    Other liabilities............................      794       103       653
                                                  --------  --------  --------
  NET CASH PROVIDED BY FINANCING ACTIVITIES......      631    45,508     1,752
EFFECT OF EXCHANGE RATE CHANGES ON CASH..........     (540)     (226)      (14)
                                                  --------  --------  --------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS.....................................  (11,117)   34,213   (10,191)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD..........................................   45,040    10,827    21,018
                                                  --------  --------  --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD....... $ 33,923  $ 45,040  $ 10,827
                                                  ========  ========  ========
SUPPLEMENTAL DATA:
  Cash paid during the year:
    Income taxes................................. $    851  $  3,472  $  5,152
    Interest..................................... $  3,377  $    741  $     36
SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
  Purchase and retirement of treasury shares
   received under employee stock option plan and
   warrants exercised............................ $     96  $  1,582  $    378
  Issuance of common shares related to acquisi-
   tion.......................................... $    --   $    152  $    --

                See notes to consolidated financial statements.

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                COMMON STOCK                          TOTAL
                              ------------------  RETAINED        SHAREHOLDERS'
                               SHARES    AMOUNT   EARNINGS OTHER     EQUITY
                              ---------  -------  -------- -----  -------------
BALANCE--MARCH 31, 1995...... 7,710,150  $47,386  $ 6,799  $(212)    $53,973
  Issuance of common shares
   under employee stock
   option plan...............   154,741    1,427      --     --        1,427
  Issuance of shares and
   amortization of deferred
   compensation expense for
   shares issued for services
   (unearned portion $118)...    (2,150)     114      --     --          114
  Issuance of common shares
   for warrants exercised....     7,692       50      --     --           50
  Purchase and retirement of
   treasury shares received
   under employee stock
   option plan...............   ( 8,718)    (378)     --     --         (378)
  Income for the period......       --       --    10,366    --       10,366
  Foreign currency
   translation adjustment....       --       --       --     (14)        (14)
                              ---------  -------  -------  -----     -------
BALANCE--MARCH 31, 1996...... 7,861,715   48,599   17,165   (226)     65,538
  Issuance of common shares
   under employee stock
   option plan...............    43,121      509      --     --          509
  Issuance of shares and
   amortization of deferred
   compensation expense for
   shares issued for services
   (unearned portion $290)...    27,150      126      --     --          126
  Issuance of common shares
   for warrants exercised....   189,993    1,235      --     --        1,235
  Issuance of common shares
   related to acquisition....     6,748      152      --     --          152
  Purchase and retirement of
   treasury shares received
   under employee stock
   option plan and warrants
   exercised.................   (68,594)  (1,582)     --     --       (1,582)
  Income tax credit--stock
   options...................       --     1,196      --     --        1,196
  Income for the period......       --       --     6,655    --        6,655
  Foreign currency
   translation adjustment....       --       --       --    (226)       (226)
                              ---------  -------  -------  -----     -------
BALANCE--MARCH 31, 1997...... 8,060,133   50,235   23,820   (452)     73,603
  Issuance of common shares
   under employee stock
   option plan...............    25,960      217      --     --          217
  Issuance of shares and
   amortization of deferred
   compensation expense for
   shares issued for services
   (unearned portion $67)....    (7,300)     133      --     --          133
  Purchase and retirement of
   treasury shares received
   under employee stock
   option plan...............    (6,767)     (96)     --     --          (96)
  Income for the period......       --       --     1,429    --        1,429
  Foreign currency
   translation adjustment....       --       --       --    (540)       (540)
                              ---------  -------  -------  -----     -------
BALANCE--MARCH 31, 1998...... 8,072,026  $50,489  $25,249  $(992)    $74,746
                              =========  =======  =======  =====     =======

                See notes to consolidated financial statements.

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. LINE OF BUSINESS

  Franklin Electronic Publishers, Incorporated and its wholly-owned subsidiaries (the "Company") design, develop and publish electronic reference products and related software. Other activities represent less than 10% of sales, operating income and identifiable assets.

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

 Trademark and Goodwill:

  Trademark and Goodwill are recorded at cost. The ROLODEX(R) Electronics trademark is being amortized over a 40 year period. Goodwill of purchased businesses is being amortized over a 30 year period.

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

 Price Protection:

  The Company maintains a policy of providing price protection to its dealers under which the Company issues credits in the event it reduces its prices. These credits are generally computed by multiplying either the

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

number of units purchased within ninety days prior to the price reduction or the number of units on hand at retail at the time of the price reduction by the dollar amount of the price reduction. A provision for costs related to a reduction in prices is made at such time as the Company determines that a price reduction will be effective or is reasonably anticipated.

 Software Development Costs:

  The capitalization of such costs and the related amortization is in accordance with SFAS No. 86. Software costs, which are capitalized after technological feasibility is established, totaled $2,100,000, $2,440,000 and $2,100,000 for the fiscal years ended March 31, 1998, 1997 and 1996, respectively.

  Amortization included in the accompanying Consolidated Statement of Operations for fiscal years ended March 31, 1998, 1997 and 1996 was $1,721,000, $1,375,000 and $1,089,000, respectively.

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

 Accounting for Long-Lived Assets:

  The Company reviews long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. At March 31, 1998 the Company believes that there has been no impairment of its long-lived assets.

 Income Taxes:

  The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, "Accounting for Income Taxes". Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

 Earnings Per Share:

  On December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share." Earnings per common share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. The earnings per common share, assuming dilution, computation gives effect to all dilutive potential common shares during the period. The computation assumes that the outstanding stock options and warrants were exercised and that the proceeds were used to purchase common shares of the Company. Earnings per share computation for the years ended March 31, 1997 and 1996 have been restated to reflect this new standard.

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

 Stock Based Compensation:

  The Company accounts for stock transactions in accordance with APB Opinion No. 25, "Accounting For Stock Issued To Employees." Accordingly, no compensation is recorded on the issuance of employee stock options at fair market value.

3. CASH AND CASH EQUIVALENTS

  The Company classifies as cash equivalents highly liquid investments with maturities of less than ninety days totaling $32,608,000 and $42,537,000 at March 31, 1998 and 1997, respectively.

4. INVENTORIES

  Inventories consist of the following (in thousands):

                                                                    MARCH 31,
                                                                 ---------------
                                                                  1998    1997
                                                                 ------- -------
   Finished products............................................ $29,528 $25,698
   Parts........................................................   5,164   4,919
                                                                 ------- -------
                                                                 $34,692 $30,617
                                                                 ======= =======

5. PROPERTY AND EQUIPMENT

  Property and equipment consist of the following (in thousands):

                                                                   MARCH 31,
                                                                ---------------
                                                                 1998    1997
                                                                ------- -------
   Land........................................................ $   849 $   497
   Building and improvements...................................   5,649   5,434
   Furniture and equipment.....................................   5,993   6,562
   Tooling.....................................................   4,419   5,327
   Computer software purchased.................................   1,855   2,894
                                                                ------- -------
                                                                 18,765  20,714
   Accumulated depreciation....................................   8,053   9,503
                                                                ------- -------
                                                                $10,712 $11,211
                                                                ======= =======

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

  Accounts payable and accrued expenses consist of the following (in thousands):

                                                                   MARCH 31,
                                                                ---------------
                                                                 1998    1997
                                                                ------- -------
   Trade accounts payable...................................... $ 7,164 $ 4,496
   Accrued payroll, bonus, payroll benefits and taxes..........   4,769   2,955
   Accrued royalties...........................................   1,154   1,031
   Accrued advertising.........................................     255     961
   Advance payments by customers...............................     104     656
   Income taxes payable........................................     --    1,296
   Accrued expenses--other.....................................   2,504   1,255
                                                                ------- -------
                                                                $15,950 $12,650
                                                                ======= =======

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

7. LONG-TERM LIABILITIES

  Long-term liabilities consists of the following (in thousands):

                                                                    MARCH 31,
                                                                 ---------------
                                                                  1998    1997
                                                                 ------- -------
   Notes payable................................................ $40,000 $40,000
   Mortgage note payable........................................   3,763   4,047
   Other........................................................   1,729     755
                                                                 ------- -------
                                                                  45,492  44,802
   Less current portion.........................................     403     284
                                                                 ------- -------
                                                                 $45,089 $44,518
                                                                 ======= =======

  During the year ended March 31, 1997, the Company sold $40,000,000 of 10-year promissory notes (the "Notes") to institutional investors. The Notes, which mature on March 31, 2007, carry an interest rate of 7.71% per year. Principal payments are required over seven years starting at the end of the fourth year. The Note agreement contains normal financial covenants, including a restriction on dividends and other restricted payments in excess of $7,500,000, subject to adjustments for earnings and sales of common stock. The Note agreement contains a prepayment penalty and a provision for repurchase should there be a change of control, in addition to financial covenants.

  Also in connection with the Note offering, the Company reduced its Revolving Credit Agreement with a bank to $20,000,000. Repayment on borrowings is due on March 31, 2000. Interest on loan advances is payable at either the bank's prime rate (8.50% at March 31, 1998) or 1% over LIBOR. The Company also pays a commitment fee of one quarter of one percent per annum on the unused portion of the line of credit. The line of credit requires the Company to maintain minimum working capital levels and ratios in addition to normal bank covenants. As of March 31, 1998 and 1997, there were no amounts outstanding under this credit agreement.

  During the year ended March 31, 1997, the Company obtained a $4,260,000 mortgage on its new facility in Burlington, New Jersey. The mortgage carries an interest rate of 1% over LIBOR (5.7% at March 31, 1998) and matures on June 28, 2006. The Company has the option to convert the mortgage to a fixed interest rate.

  The maturities of long-term liabilities for the five years after March 31, 1998 are as follows: 1999--$403,000; 2000--$403,000; 2001--$6,117,000; 2002--
$6,117,000; 2003--$6,117,000.

8. ADVERTISING AND MEDIA COSTS

  Advertising costs for the years ended March 31, 1998, 1997 and 1996 were $7,626,000, $6,632,000 and $6,625,000, respectively. Deferrals of direct response advertising were not material.

  The Company has sold certain products in exchange for credits entitling the Company to purchase media placements, travel and other items. Such products are expected to be sold so as not to compete with the Company's normal distribution. These credits have been recorded at their estimated fair market value, which is less than their face amount and approximates their cost to the Company.

9. TRADEMARK

  During the year ended March 31, 1997, the Company acquired the trademark license of the ROLODEX(R) Electronics product line and certain other assets from Insilco Corporation. The purchase price exceeded the fair value of the net assets acquired by $15,547,000, which is being amortized over 40 years.

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

10. COMMITMENTS AND CONTINGENCIES

 Lease Commitments:

  Rent expense under all operating leases was $1,110,000, $858,000 and $792,000 for the years ended March 31, 1998, 1997 and 1996, respectively. The future minimum rental payments to be made under noncancellable operating leases, principally for facilities, as of March 31, 1998 were as follows (in thousands):

                            YEARS ENDING MARCH 31,
      ----------------------------------------------------------

1999............. $633
2000............. $589
2001............. $359

2002............. $198
2003............. $176

 Royalty and License Agreements:

  The Company acquires the rights to reference works, databases and software from various publishers and technology companies under renewable contracts of varying terms. Royalties and license fees are based on a per unit charge or as a percentage of revenue from products utilizing such databases or software licenses.

 Employment Agreement and Bonus Plan:

  During the year ended March 31, 1998, the Company incurred a non-recurring charge of $2,434,000 under the employment agreement with its former chief executive officer.

  In April 1998, the Company hired a new President and Chief Executive Officer pursuant to the terms of a letter agreement which provided for an annual compensation of $300,000 for the year ending March 31, 1999. Pursuant to the agreement, the Company issued two stock options to the President. The first is a five-year option to purchase 35,000 shares of the Company's common stock at $3.50 per share, vesting at the rate of 2,916 shares per month during the first year of employment. The second is a ten-year option to purchase 275,000 shares of the Company's common stock at $12.25 per share, vesting at the rate of 68,750 shares per year during the first four years of employment.

  The Company maintains a bonus plan approved by the Board of Directors. In the year ended March 31, 1998, an aggregate of 8% of the Company's consolidated pretax earnings for the year were set aside for distribution pursuant to the employment agreement described above and to employees at the discretion of the Board. For the year ending March 31, 1999, 2% of consolidated pretax earnings have been set aside for payment to the President pursuant to the letter agreement and a bonus plan, based on a formula relating to achieving target objectives and employees' salary, has been instituted by the Board of Directors.

 Litigation:

  In 1998, the Company was served with a class action complaint in the Superior Court of New Jersey having warranty, negligence, and state consumer statute claims based on an alleged defect in the "to-do list" function of the desktop software provided with the REX PC Companion. The Company intends to vigorously defend this class action litigation. The Company is subject to litigation from time to time arising in the ordinary course of its business. The Company does not believe that any such litigation, including the class action litigation identified above, is likely, individually or in the aggregate, to have a material adverse effect on the financial condition of the Company.

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

11. SHAREHOLDERS' EQUITY

 Restricted Stock Plan and Unearned Portion of Common Stock Issued for
Services:

  The Company maintains a Restricted Stock Plan which provides for the grant of shares of common stock for services. The shares are subject to a restriction on transfer which requires the holder to remain employed by the Company for up to three years in order to receive the shares. As of March 31, 1998, under the Plan, 25,100 shares of common stock were available for distribution by the Board of Directors.

 Employee Stock Options:

  The Company's 1988 Employee Stock Option Plan expired by its terms on April 25, 1998. Because the Plan terminated, no further option grants may be made under the Plan. On May 1, 1998, the Board of Directors approved the Company's 1998 Stock Option Plan to replace the expired plan, subject to shareholder approval at the Company's 1998 Annual Meeting of Shareholders. Under the 1998 Plan, 750,000 shares of the Company's common stock have been reserved for issuance, subject to shareholder approval. The Plan will authorize the Company to grant options to purchase shares of common stock to key employees, consultants and outside directors of the Company.

  The Plan provided for granting of options to purchase shares of common stock at not less than the fair market value on the date of grant for incentive stock options and at not less than 75% of the fair market value on the date of grant for non-incentive stock options. An option may not be granted for a period in excess of ten years from the date of grant. Options are not transferable by the optionee other than upon death.

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

  During the fiscal year ended March 31, 1998, under the Plan options to purchase 464,500 shares at $9.63 to $14.88 were granted to employees and outside directors of the Company.

 Accounting for Employee Stock Options:

  The Company accounts for its stock option plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation expense is recognized. In fiscal 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", for disclosure purposes; accordingly, no compensation expense is recognized for options granted at fair market value in the results of operations for its stock option plan as required by APB Opinion No. 25.

  For disclosure purposes the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock options granted during the years ended March 31, 1998, 1997 and 1996, respectively: annual dividends of $0.00 for all years, expected volatility of 46.6%, 46.6% and 43.3%, risk-free interest rate of 5.7%, 6.0% and 6.5% and expected life of five years for all grants. The weighted-average fair value of the stock options granted during the years ended March 31, 1998, 1997 and 1996 was $5.50, $9.48 and $13.33, respectively.

  If the Company recognized compensation cost for the employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net income and earnings per share would have been $0.1 million and $0.01 in 1998, $5.8 million and $0.72 in 1997 and $10.1 million and $1.22 in 1996. The SFAS No. 123 method of accounting does not apply to options granted prior to March 31, 1995 and, accordingly, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARES

11. SHAREHOLDERS' EQUITY--CONTINUED

  The following table summarizes the changes in options outstanding and the related price ranges for shares of the Company's common stock:

                                                           STOCK OPTIONS
                                                     ---------------------------
                                                                WEIGHTED AVERAGE
                                                      SHARES     EXERCISE PRICE
                                                     ---------  ----------------
   Outstanding at March 31, 1995....................   633,363       $12.07
     Granted........................................   234,250        28.59
     Exercised......................................  (154,741)        9.22
     Expired or cancelled...........................   (64,668)       20.54
                                                     ---------
   Outstanding at March 31, 1996....................   648,204        18.47
     Granted........................................   376,301        19.32
     Exercised......................................   (43,121)       11.80
     Expired or cancelled...........................   (39,543)       25.70
     Adjustment due to "like-value exchange"........   (84,707)         --
                                                     ---------
   Outstanding at March 31, 1997....................   857,134        14.44
     Granted........................................   464,500        11.79
     Exercised......................................   (25,960)        8.38
     Expired or cancelled...........................  (281,200)       15.10
                                                     ---------
   Outstanding at March 31, 1998.................... 1,014,474        13.21
                                                     =========

  The following table summarizes information about stock options outstanding at March 31, 1998:

                                        OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                            ------------------------------------------- --------------------------
                                            WEIGHTED
                                            AVERAGE         WEIGHTED                   WEIGHTED
   RANGE OF                   NUMBER       REMAINING        AVERAGE       NUMBER       AVERAGE
 EXRCISE PRICESE            OUTSTANDING CONTRACTUAL LIFE EXERCISE PRICE EXERCISABLE EXERCISE PRICE
---------------             ----------- ---------------- -------------- ----------- --------------
   $ 3.00 -$10.13..........    281,215        7.55           $ 8.82       104,715       $ 6.75
    11.25 - 13.50..........    156,068        7.50            11.85       126,402        11.68
    14.00 - 14.63..........    273,291        7.37            14.02       193,073        14.04
    14.88 - 15.75..........    155,400        9.28            14.90         8,900        15.28
    16.25 - 31.63..........    148,500        6.28            19.73       148,500        19.73
                             ---------                                    -------
   $ 3.00 -$31.63..........  1,014,474                                    581,590
                             =========                                    =======

  Options exercisable and the weighted average exercise price at March 31, 1997 and March 31, 1996 were 386,016 options and $13.58, and 297,486 options and $12.54, respectively.

12. FOREIGN CURRENCY TRANSLATION

  Unrealized gains and losses resulting from translating foreign subsidiaries' assets and liabilities into U.S. dollars are deferred in an equity account on the balance sheet until such time as the subsidiary is sold or liquidated.

  The Company enters into foreign exchange forward contracts with financial institutions to limit its exposure to loss resulting from fluctuations in the currency markets on anticipated cash flows associated with certain firmly committed transactions. Anticipated transactions are comprised of sales of the Company's products made through

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

12. FOREIGN CURRENCY TRANSLATION--CONTINUED

the Company's international subsidiaries and purchases of inventory in currencies other than the U.S. dollar. As of March 31, 1998 and 1997, the Company had approximately $18,650,000 and $15,900,000, respectively, of outstanding foreign exchange contracts for the purchase or sale of foreign currencies. The major currency exposures hedged were the Japanese Yen, the British Pound, the French Franc and the German Mark. The deferred gains and losses on such contracts were immaterial at March 31, 1998 and 1997. The duration of these hedging transactions generally does not exceed one year.

  Unrealized gains and losses on foreign exchange forward contracts designated as hedges are deferred and recognized in income in the same period as the hedged transactions.

13. INCOME TAXES

  The components of the net deferred tax asset consist of the following (in thousands):

                                                                    MARCH 31,
                                                                  -------------
                                                                   1998   1997
                                                                  ------ ------
   Temporary differences......................................... $1,319 $1,668
   Foreign loss carryforwards....................................    358    454
                                                                  ------ ------
   Deferred tax asset............................................ $1,677 $2,122
                                                                  ====== ======

  Temporary differences primarily represent non-deductible and financial reporting allowances for uncollectibles and other non-deductible allowances.

  The income tax provision consists of the following (in thousands):

                                                              MARCH 31,
                                                        -----------------------
                                                         1998     1997    1996
                                                        -------  ------  ------
   Current
     Federal........................................... $(1,289) $3,978  $5,617
     State.............................................    (115)    369     838
     Foreign...........................................      60     131     --
                                                        -------  ------  ------
                                                         (1,344)  4,478   6,455
                                                        -------  ------  ------
   Deferred
     Federal...........................................     321    (383)    157
     State.............................................      28     (36)     24
     Foreign...........................................      96      20    (282)
                                                        -------  ------  ------
                                                            445    (399)   (101)
                                                        -------  ------  ------
   Provision (benefit) for income taxes................ $  (899) $4,079  $6,354
                                                        =======  ======  ======

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

13. INCOME TAXES--CONTINUED

  Reconciliation of income taxes shown in the financial statements and amounts computed by applying the Federal income tax rate of 35% for the years ended March 31, 1998, 1997 and 1996 is as follows (in thousands):

                                                              MARCH 31,
                                                       ------------------------
                                                        1998     1997    1996
                                                       -------  ------- -------
   Income before income taxes......................... $   530  $10,734 $16,720
                                                       =======  ======= =======
   Computed expected tax.............................. $   185  $ 3,757 $ 5,852
   Reversal of income tax accruals....................  (1,100)     --      --
   State tax provision................................      16      322     502
                                                       -------  ------- -------
   Provision (benefit) for income taxes............... $  (899) $ 4,079 $ 6,354
                                                       =======  ======= =======

  Effective April 1, 1997, the Company filed elections with the Internal Revenue Service to treat most of its foreign subsidiaries as divisions of the parent for U.S. income tax reporting.

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

  For the years ended March 31, 1998, 1997 and 1996, the Company's foreign operations as conducted in Europe generated sales of $22,354,000, $24,963,000 and $22,074,000, and operating profits (losses) of ($1,508,000), $214,000 and
($971,000), respectively. Their identifiable assets were $18,312,000, $16,833,000 and $15,270,000 as of March 31, 1998, 1997 and 1996, respectively.

  Sales in the United States, including exports to non-affiliates, totaled $73,588,000, $60,804,000 and $76,393,000, and operating profits of $901,000,
$10,505,000 and $17,049,000 for the years ended March 31, 1998, 1997 and 1996, respectively. Their identifiable assets totaled $124,324,000, $121,554,000 and $77,646,000 for the years ended March 31, 1998, 1997 and 1996, respectively. The remaining sales, profits and assets represent other locations, none of which is material.

  For the fiscal years ended 1998, 1997 and 1996, no customer accounted for more than 10% of the Company's revenues.

15. NON-RECURRING CHARGES

  Earnings for the year ended March 31, 1998 are net of non-recurring charges relating to the former Chairman and Chief Executive Officer's employment contract, the costs of restructuring certain foreign operations, and costs relating to the Company's evaluation of strategic alternatives. Charges totaling $2,434,000 of the total charges of $3,327,000 were associated with the Company's contractual obligation to the former Chairman and Chief Executive Officer. The effect of the total charges was $2,063,000 net of income taxes or $0.25 per share.

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARES

16. SUBSEQUENT EVENT

  During the year ended March 31, 1998, the Company made loans to and investments in Voice Powered Technology International, Inc. ("VPTI"), a publicly traded company, of approximately $2,000,000. In September 1997, VPTI filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. In May 1998, VPTI emerged from bankruptcy as an 82% subsidiary of the Company. The Company expects to recover its loans to and investment in VPTI on the basis of VPTI's continuing utilization of its technology and product lines and utilization of VPTI's tax loss carryforward of approximately $27 million.

17. SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                   QUARTER ENDED
                                     ------------------------------------------
                                     JUNE 30  SEPTEMBER 30 DECEMBER 31 MARCH 31
                                     -------  ------------ ----------- --------
Fiscal 1998
------------------------------------
Net sales........................... $16,614    $25,782      $36,016   $21,828
Gross profit........................   7,292     11,632       14,808     9,052
Net income (loss)...................    (420)     1,507        1,209      (867)
Net income (loss) per share:
  Earnings per common share*........   (0.05)      0.19         0.15     (0.11)
  Earnings per common share--
   assuming dilution*...............   (0.05)      0.18         0.15     (0.11)
Fiscal 1997
------------------------------------
Net sales........................... $15,071    $24,231      $31,986   $17,362
Gross profit........................   7,135     11,748       15,531     8,162
Net income..........................     640      2,457        3,247       311
Net income per share:
  Earnings per common share*........    0.08       0.31         0.40      0.04
  Earnings per common share--
   assuming dilution*...............    0.08       0.30         0.40      0.04
Fiscal 1996
------------------------------------
Net sales........................... $18,619    $27,077      $34,451   $20,676
Gross profit........................   8,261     12,468       16,702     9,726
Net income..........................   1,408      3,246        4,168     1,544
Net income per share:
  Earnings per common share*........    0.18       0.42         0.53      0.20
  Earnings per common share--
   assuming dilution.*..............    0.17       0.39         0.50      0.19

--------
*Reflects the adoption of SFAS No. 128 including the restatement of prior years.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE--NONE

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information called for by Item 10 is set forth under the heading "Election of Directors" in the Company's Proxy Statement for its 1998 annual meeting of stockholders (the "1998 Proxy Statement"), which is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

  Information called for by Item 11 is set forth under the heading "Executive Compensation" in the 1998 Proxy Statement, which is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information called for by Item 12 is set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 1998 Proxy Statement, which is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information called for by Item 13 is set forth under the heading "Certain Relationships and Related Transactions" in the 1998 Proxy Statement, which is incorporated herein by this reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended March 31, 1998.

  Financial statements and schedules filed as a part of this report are listed on the "Index to Financial Statements" at page 21 herein. All other schedules are omitted because (i) they are not required under the instructions, (ii) they are inapplicable or (iii) the information is included in the financial statements.

                                   EXHIBITS

 EXHIBIT NO.
 -----------
    3.01     --Certificate of Incorporation of Franklin (Incorporated by
              reference to Exhibit 3.01 to the Company's Registration Statement
              on Form S-1, File No. 3-6612 (the "Company's 1986 S-1
              Registration Statement"))
    3.02     --Articles of Amendment to the Certificate of Incorporation of
              Franklin (Incorporated by reference to Exhibit 3.02 to the
              Company's 1990 report on Form 10-K for the year ended March 31,
              1990 (the "Company's 1990 10-K")
    3.03     --By-laws of Franklin (Incorporated by reference to Exhibit 3.02 to the Company's 1986 S-1 Registration Statement)
    3.04     --Amendment to By-laws of Franklin (Incorporated by reference to
              Exhibit A to the Company's Proxy Statement relating to the 1987
              Annual Meeting of Shareholders)
    3.05     --Amendment to By-laws of Franklin (Incorporated by reference to
              Exhibit 3.05 to the Company's 1990 10-K)
   10.01**   --Letter Agreement dated as of March 25, 1998 between the Company and H. Andrew Cross
   10.02**   --Franklin Restricted Stock Plan, as amended (Incorporated by reference to Exhibit 10.13 to the Company's report on Form 10-K for the year ended March 31, 1987)
   10.03**   --Franklin Stock Option Plan as Amended and Restated effective as of July 24, 1996 (Incorporated by reference to the Company's
              Proxy Statement relating to the 1996 Annual Meeting of
              Shareholders)
   11        --Statement regarding computation of per share earnings
   21        --Subsidiaries of the Registrant
   23        --Consent of independent auditors

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

                                         FRANKLIN ELECTRONIC PUBLISHERS,
                                         INCORPORATED

                                                   /s/ H. Andrew Cross
Dated: June 15, 1998                     By ___________________________________
                                             H. Andrew Cross, Chief Executive
                                                         Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

        SIGNATURE AND TITLE                               DATE

        /s/ Edward H. Cohen                          June 24, 1998
____________________________________
     Edward H. Cohen, Director

        /s/ H. Andrew Cross                          June 15, 1998
____________________________________
     H. Andrew Cross, Director

       /s/ Bernard Goldstein                         June 15, 1998
____________________________________
    Bernard Goldstein, Director

        /s/ Barry J. Lipsky                          June 24, 1998
____________________________________
     Barry J. Lipsky, Director

       /s/ Leonard M. Lodish                         June 10, 1998
____________________________________
    Leonard M. Lodish, Director

         /s/ James Meister                           June 10, 1998
____________________________________
      James Meister, Director

        /s/ Howard L. Morgan                         June 24, 1998
____________________________________
     Howard L. Morgan, Director

        /s/ Jerry R. Schubel                         June 10, 1998
____________________________________
     Jerry R. Schubel, Director

        /s/ James H. Simons                          June 11, 1998
____________________________________
     James H. Simons, Director

       /s/ Michael R. Strange                        June 24, 1998
____________________________________
    Michael R. Strange, Director

       /s/ William H. Turner                         June 11, 1998
____________________________________
    William H. Turner, Director

        /s/ Kenneth H. Lind                          June 24, 1998
____________________________________
    Kenneth H. Lind, Senior Vice
President, (Principal Financial and
        Accounting Officer)