Form 10-Q
period 1998-06-30
FRANKLIN ELECTRONIC PUBLISHERS INC
filed 1998-08-14
CIK 356841

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended June 30, 1998                     Commission File No. 0-14841

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

                                Yes  X  No

                        COMMON STOCK OUTSTANDING AS OF
                        JUNE 30, 1998--7,993,655 SHARES

                  FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                           June 30,  March 31,
                                                             1998      1998
                                                           --------  ---------
                                   ASSETS
                                   ------
Current Assets:
 Cash and cash equivalents                                 $ 24,262  $ 33,923
 Accounts receivable, less allowance for doubtful accounts
   of $915 and $903                                          17,352    16,684
 Inventories                                                 44,237    34,692
 Deferred income tax asset                                    2,097     1,677
 Prepaids and other assets                                    3,847     4,160
                                                           --------  --------
 Total Current Assets                                        91,795    91,136
                                                           --------  --------
Property and Equipment                                       10,460    10,712
                                                           --------  --------
Other Assets:
 Trademark, less accumulated amortization of $680 and $583   14,867    14,964
 Advance royalties and licenses                               6,558     5,577
 Software development costs                                   5,421     5,360
 Other assets                                                 8,663     8,439
                                                           --------  --------
 Total Other Assets                                          35,509    34,340
                                                           --------  --------
Total Assets                                               $137,764  $136,188
                                                           ========  ========
                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------
Current Liabilities:
 Accounts payable and accrued expenses                     $ 19,066  $ 15,950
 Current portion of long-term liabilities                       403       403
                                                           --------  --------
 Total Current Liabilities                                   19,469    16,353
                                                           --------  --------
Long-term Liabilities:
 Notes payable                                               40,000    40,000
 Mortgage note payable                                        3,408     3,479
 Other liabilities                                            1,506     1,610
                                                           --------  --------
 Total Long-term Liabilities                                 44,914    45,089
                                                           --------  --------
Shareholders' Equity:
 Preferred stock, $2.50 par value, authorized 10,000,000
   shares, none issued or outstanding                            --        --
 Common stock, no par value, authorized 50,000,000 shares,
   issued and outstanding 7,993,655 and 8,072,026 shares     49,778    50,489
 Retained earnings                                           24,565    25,249
 Foreign currency translation adjustment                       (962)     (992)
                                                           --------  --------
 Total Shareholders' Equity                                  73,381    74,746
                                                           --------  --------
Total Liabilities and Shareholders' Equity                 $137,764  $136,188
                                                           ========  ========

                See notes to consolidated financial statements.

                  FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            Three Months Ended
                                                 June 30,
                                            --------------------
                                              1998       1997
                                            ---------  ---------
Sales                                       $  21,041  $  16,614
Cost of Sales                                  11,976      9,322
                                            ---------  ---------
Gross Profit                                    9,065      7,292
                                            ---------  ---------
Expenses:
 Sales and marketing                            5,827      3,925
 Research and development                       1,248      1,501
 General and administrative                     2,577      2,266
                                            ---------  ---------
  Total operating expenses                      9,652      7,692
                                            ---------  ---------
Operating Loss                                   (587)      (400)
 Interest expense                                (872)      (841)
 Interest and investment income                   355        564
                                            ---------  ---------
Loss Before Income Taxes                       (1,104)      (677)
Income Tax (benefit)                             (420)      (257)
                                            ---------  ---------
Net Loss                                    $    (684) $    (420)
                                            =========  =========
Net Loss Per Share:
 Loss Per Common Share                      $    (.08) $    (.05)
                                            =========  =========
 Loss Per Common Share--Assuming Dilution   $    (.08) $    (.05)
                                            =========  =========
Weighted Average Shares                         8,072      8,068
                                            =========  =========
Weighted Average Shares--Assuming Dilution      8,147      8,109
                                            =========  =========

                See notes to consolidated financial statements.

                 FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                               AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                              Common Stock                           Total
                            ------------------  Retained         Shareholders'
                             Shares    Amount   Earnings  Other     Equity
                            ---------  -------  --------  -----  -------------
Balance--March 31, 1998     8,072,026  $50,489  $25,249   $(992)    $74,746
Issuance of common shares
  under employee stock
  option plan                  15,877      174       --      --         174
Issuance of shares and
  options and amortization
  of deferred compensation
  expense for shares
  issued for services net
  of forfeitures (unearned
  portion $31)                 (1,400)      94       --      --          94
Adjustment of number of
  shares issued related to
  acquisition                   5,752      --        --      --          --
Purchase and retirement of
  common shares               (98,600)    (979)      --      --        (979)
Loss for the period                --       --     (684)     --        (684)
Foreign currency
  translation adjustment           --       --       --      30          30
                            ---------  -------  -------   -----     -------
Balance--June 30, 1998      7,993,655  $49,778  $24,565   $(962)    $73,381
                            =========  =======  =======   =====     =======


                See notes to consolidated financial statements.

                  FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                        THREE MONTHS ENDED
                                                             JUNE 30,
                                                        --------------------
                                                          1998       1997
                                                        ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                               $    (684) $    (420)
 Adjustments To Reconcile Net Loss To Net Cash Provided
   By Operating Activities:
   Depreciation and amortization                            1,488      1,445
   Provision for losses on accounts receivable                 12          7
   Loss on disposal of property and equipment                  --          9
   Deferred income taxes                                     (420)       167
   Source (use) of cash from change in operating assets
     and liabilities:
    Accounts receivable                                      (668)    (1,031)
    Inventories                                            (9,545)    (1,972)
    Prepaids and other assets                                 313        (91)
    Accounts payable and accrued expenses                   3,116     (2,026)
                                                        ---------  ---------
 Net Cash Used In Operating Activities                     (6,388)    (3,912)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                         (445)      (753)
  Proceeds from sale of property and equipment                 --         63
  Change in other assets                                   (1,878)    (3,896)
                                                        ---------  ---------
 Net Cash Used In Investing Activities                     (2,323)    (4,586)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of mortgage                              (71)       (71)
  Proceeds from issuance of common shares                     174         80
  Purchase of Company common shares                          (979)        --
  Other liabilities                                          (104)        29
                                                        ---------  ---------
 Net Cash (used in) Provided By Financing Activities         (980)        38
Effect Of Exchange Rate Changes On Cash                        30       (207)
                                                        ---------  ---------
Decrease In Cash And Cash Equivalents                      (9,661)    (8,667)
Cash And Cash Equivalents At Beginning Of Period           33,923     45,040
                                                        ---------  ---------
Cash And Cash Equivalents At End Of Period              $  24,262  $  36,373
                                                        =========  =========

                See notes to consolidated financial statements.

                 FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reference is made to the financial statements included in the Company's Annual Report (Form 10-K) filed with the Securities and Exchange Commission for the year ended March 31, 1998.

The financial statements for the periods ended June 30, 1998 and 1997 are unaudited and include all adjustments which, in the opinion of management, are necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

STOCK BUY BACK

During the quarter ended June 30, 1998, the Company purchased 98,600 shares of its common stock in the open market at an average purchase price of $9.93 per share under its previously announced share buy back plan. The Company may expend up to a total of $5,000,000 under the plan authorized by the Company's Board of Directors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED WITH JUNE 30, 1997:

Net Sales

Sales of $21,041,000 for the quarter ended June 30, 1998 were 27% higher than sales of $16,614,000 for the same quarter one year earlier. The sales increase is attributed to sales of the REX(TM) PC Companion which was not sold during the first quarter in the preceding year and increased sales of the ROLODEX(R) Electronics line of products. Sales were augmented by $459,000 representing sales by Voice Powered Technology International, Inc. ("VPTI") which became an 82% owned subsidiary of the Company in May 1998 when VPTI's reorganization plan was confirmed by the U.S. Bankruptcy Court for the Central District of California. Royalties from technology licenses remained at 2% of sales.

Gross Profits

Gross profits increased by 24% to $9,065,000 from $7,292,000 last year as sales increased. Gross profit margins varied little from year to year, decreasing slightly from 44% last year to 43% in the current period as the Company's product mix continued to shift from reference products toward PC companion and organizer products.

Operating Expenses

The Company reported a loss of $684,000, or $.08 per share, as compared with a loss of $420,000, or $.05 per share, last year primarily due to an increase in sales and marketing expenses. Total operating expenses increased by $1,960,000 to $9,652,000 in the June 1998 quarter as compared with $7,692,000 in the same quarter last year. Sales and marketing expenses were up by $1,902,000 from last year's level of $3,925,000 (24% of sales) to $5,827,000 (28% of sales). The increase in sales and marketing expenses is attributable to higher expenditures in connection with promoting the new REX line and expenditures for market research. Research and development expenses decreased slightly to $1,248,000 (6% of sales) from $1,501,000 (9% of sales) in the period one year earlier primarily due to reduced headcount in the engineering staff. The Company expects to increase staffing levels for research and development in the near term. General and administrative expenses increased to $2,577,000 but fell as a percentage of sales to 12% of sales from $2,266,000 (14% of sales) last year primarily due to expenses of new subsidiaries. Results were negatively impacted by an increase in net interest expense of $240,000 over last year's level primarily due to lower levels of cash available for investments. Interest expense was $872,000 compared with $841,000 last year, while interest income decreased to $355,000 from $564,000 last year.

CHANGES IN FINANCIAL CONDITION

Inventories increased from $34,692,000 at March 31, 1998 to $44,237,000 at the end of the June quarter in anticipation of higher sales in the seasonally active second and third quarters. The inventory increase is primarily attributable to the REX line. Cash and cash equivalents decreased from $33,923,000 at March 31, 1998 to $24,262,000 as working capital was employed in order to support inventory build-up and in connection with the Company's acquisition of certain technologies. Cash of approximately $1,000,000 was utilized during the period as the Company purchased 98,600 shares of its common stock in the open market in connection with its on-going stock buy back program. Accounts receivable increased from $16,684,000 to $17,352,000 and accounts payable and accrued expenses increased from $15,950,000 to $19,066,000.

LIQUIDITY AND CAPITAL RESOURCES

On March 27, 1997, the Company completed the issuance to insurance companies of $40,000,000 in aggregate principal amount of 7.71% senior notes in a private placement transaction and contemporaneously entered into a new $20,000,000 revolving credit agreement with the Chase Manhattan Bank ("Chase") and Summit Bank ("Summit").

Prior to the issuance of the senior notes and the execution of the new revolving credit agreement, in order to accommodate seasonal inventory and accounts receivable buildup, the Company financed its day to day operations by drawing down advances, on an as needed basis, against its then existing credit facility with Chase. Borrowings against the line of credit bear interest at the bank's prime rate or 1% over LIBOR. The Company pays a commitment fee of 1/4 of 1% per annum on the unused portion of the line of credit. At June 30, 1998, there were no borrowings under the revolving line of credit. Management believes that the proceeds of the senior note offering, cash flow from operations, and the revolving line of credit will be adequate to provide for the Company's liquidity and capital needs for the foreseeable future.

The Company evaluates, on a continuous basis, software enhancements and updates based on new technologies to improve its information systems. The Company has finished its assessment of its current systems that support the Company's operations in conjunction with year 2000 compliance. The Company has begun or, in certain cases, completed remediation of its existing operational software to insure functionality and continued operations beyond the year 2000. The Company expects to complete such remediation by March 31, 1999. The cost is estimated to be less than $500,000, of which approximately $90,000 was expensed during the year ended March 31, 1998. The remainder is expected to be expensed as incurred in the current fiscal year. The Company does not believe that the failure of any customer to be year 2000 compliant would have a material adverse effect on the financial condition of the Company. The Company is in the process of evaluating the progress of its major suppliers toward year 2000 compliance.

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

No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.

                                  SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                      FRANKLIN ELECTRONIC PUBLISHERS,
                                               INCORPORATED
                                                REGISTRANT

AUGUST 13, 1998                    /s/ H. Andrew Cross
--------------                 ------------------------------------------------
Date                           H. Andrew Cross
                               Chief Executive Officer and President
                               (Duly Authorized Officer)

AUGUST 13, 1998                    /s/ Kenneth H. Lind
--------------                 ------------------------------------------------
Date                           Kenneth H. Lind
                               Senior Vice President,
                               (Principal Financial and Accounting Officer)