Form 10-Q
period 1998-09-30
FRANKLIN ELECTRONIC PUBLISHERS INC
filed 1998-11-13
CIK 356841

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


       For Quarter ended September 30, 1998  Commission File No. 0-14841


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

                                 Yes  X    No ___
                                     ---



                        COMMON STOCK OUTSTANDING AS OF
                     SEPTEMBER 30, 1998 - 7,817,955 SHARES

                 FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                           September 30,          March 31,
                                                                               1998                 1998
                                                                          ---------------      --------------
                                     ASSETS
                                     ------
CURRENT ASSETS:
   Cash and cash equivalents                                                   $   9,326          $  33,923
   Investments in limited partnerships                                             6,000                -
   Accounts receivable, less allowance for doubtful accounts
      of $982 and $903                                                            27,421             16,684
   Inventories                                                                    42,676             34,692
   Deferred income tax asset                                                       2,097              1,677
   Prepaids and other asset                                                        4,572              4,160
                                                                               ---------          ---------
   TOTAL CURRENT ASSETS                                                           92,092             91,136
                                                                               ---------          ---------
PROPERTY AND EQUIPMENT                                                            10,045             10,712
                                                                               ---------          ---------
OTHER ASSETS:
   Trademark, less accumulated amortization of $777 and $583                      14,770             14,964
   Advance royalties and licenses                                                  6,338              5,577
   Software development costs                                                      5,465              5,360
   Other assets                                                                    7,948              8,439
                                                                               ---------          ---------
   TOTAL OTHER ASSETS                                                             34,521             34,340
                                                                               ---------          ---------
TOTAL ASSETS                                                                   $ 136,658          $ 136,188
                                                                               =========          =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                       $  18,646          $  15,950
   Current portion of long-term liabilities                                          403                403
                                                                               ---------          ---------
   TOTAL CURRENT LIABILITIES                                                      19,049             16,353
                                                                               ---------          ---------
LONG-TERM LIABILITIES:
   Notes payable                                                                  40,000             40,000
   Mortgage note payable                                                           3,337              3,479
   Other liabilities                                                               1,534              1,610
                                                                               ---------          ---------
   TOTAL LONG-TERM LIABILITIES                                                    44,871             45,089
                                                                               ---------          ---------
SHAREHOLDERS' EQUITY:
   Preferred stock, $2.50 par value, authorized 10,000,000 shares,
      none issued or outstanding                                                  -                   -
   Common stock, no par value, authorized 50,000,000 shares,
      issued and outstanding 7,817,955 and 8,072,026 shares                       48,530             50,489
   Retained earnings                                                              24,606             25,249
   Foreign currency translation adjustment                                          (398)              (992)
                                                                               ---------          ---------
   TOTAL SHAREHOLDERS' EQUITY                                                     72,738             74,746
                                                                               ---------          ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $ 136,658          $ 136,188
                                                                               =========          =========

                See notes to consolidated financial statements.

                 FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands, except for per share data)

                                                                         Three Months Ended         Six Months Ended
                                                                           September 30,               September 30,
                                                                     -------------------------     ---------------------
                                                                        1998           1997           1998       1997
                                                                     -----------    ----------     ----------  ---------
SALES                                                                $  32,089      $ 25,782       $ 53,130    $  42,396
COST OF SALES                                                           20,489        14,150         32,465       23,472
                                                                     -----------    ----------     ----------  ---------
GROSS PROFIT                                                            11,600        11,632         20,665       18,924
                                                                     -----------    ----------     ----------  ---------
EXPENSES:
    Sales and marketing                                                  6,343         4,975         12,170        8,900
    Research and development                                             1,253         1,362          2,501        2,863
    General and administrative                                           3,209         2,486          5,786        4,752
                                                                     -----------    ----------     ----------  ---------
       Total operating expenses                                         10,805         8,823         20,457       16,515
                                                                     -----------    ----------     ----------  ---------

OPERATING INCOME                                                           795         2,809            208        2,409
    Interest expense                                                      (850)         (846)        (1,722)      (1,687)
    Interest and investment income                                         121           467            476        1,031
                                                                     -----------    ----------     ----------  ---------
INCOME (LOSS) BEFORE INCOME TAXES                                           66         2,430         (1,038)       1,753
INCOME TAX  (BENEFIT) PROVISION                                             25           923           (395)         666
                                                                     ===========   ===========     ==========  ==========

NET INCOME (LOSS)                                                    $      41      $  1,507       $   (643)   $   1,087
                                                                     ===========   ===========     ==========  ==========
NET INCOME (LOSS) PER SHARE:
    BASIC                                                            $    0.01      $   0.19       $  (0.08)   $    0.13
                                                                     ===========   ===========     ==========  ==========
    DILUTED                                                          $    0.01      $   0.18       $  (0.08)   $    0.13
                                                                     ===========   ===========     ==========  ==========
WEIGHTED AVERAGE SHARES:
    BASIC                                                                7,966         8,068          7,930        8,068
                                                                     ===========   ===========     ==========  ==========
    DILUTED                                                              8,012         8,159          7,985        8,127
                                                                     ==========    ===========     ==========  ==========

                See notes to consolidated financial statements.

                 FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                               AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                                     TOTAL
                                                                     COMMON STOCK          RETAINED               SHAREHOLDERS'
                                                             -------------------------
                                                                SHARES       AMOUNT        EARNINGS      OTHER       EQUITY
                                                             -----------   -----------    ----------    --------  -------------
BALANCE--MARCH 31, 1998                                        8,072,026   $ 50,489       $ 25,249      $ (992)        $74,746

  Issuance of common shares under
    employee stock option plan                                    15,877        174            -           -               174

  Issuance of shares and options and amortization of
    deferred compensation expense for shares
    issued for services net of forfeitures                        (1,700)       199            -           -               199

  Adjustment of number of shares issued related
    to acquisition                                                 5,752        -              -           -               -

  Purchase and retirement of common shares                      (274,000)    (2,332)           -           -            (2,332)

  Loss for the period                                                -          -           (643)          -              (643)

  Foreign currency translation adjustment                            -          -              -           594             594
                                                             -----------   -----------    ----------    --------       ---------
BALANCE--SEPTEMBER 30, 1998                                    7,817,955   $ 48,530       $ 24,606       $(398)        $72,738
                                                             ===========   ===========    ==========    ========       =========

                See notes to consolidated financial statements.

                 FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                  Three Months Ended          Six Months Ended
                                                                                     September 30,               September 30,
                                                                                 ----------------------     ---------------------
                                                                                   1998          1997          1998        1997
                                                                                 --------     ---------     ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                                                $     41     $   1,507     $    (643)   $  1,087
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
   CASH USED IN OPERATING ACTIVITIES:
   Depreciation and amortization                                                    1,578         1,454         3,066       2,899
   Provision for losses on accounts receivable                                         67             7            79          14
   Loss on disposal of property and equipment                                          54             4            54          13
   Deferred income taxes                                                                -          (120)         (420)         47
   Source (use) of cash from change in operating assets
      and liabilities:
      Accounts receivable                                                         (10,148)       (7,133)      (10,816)     (8,164)
      Inventories                                                                   1,561        (3,018)       (7,984)     (4,990)
      Prepaids and other assets                                                        51          (559)          364        (650)
      Accounts payable and accrued expenses                                          (420)        2,436         2,696         410
                                                                                 --------     ---------     ---------    --------
   NET CASH USED IN OPERATING ACTIVITIES                                           (7,216)       (5,422)      (13,604)     (9,334)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                (337)         (884)         (782)     (1,637)
   Proceeds from sale of property and equipment                                        14            46            14         109
   Investments in limited partnerships                                             (6,000)            -        (6,000)          -
   Change in other assets                                                            (565)         (854)       (2,443)     (4,750)
   Cash paid for acquisitions, net of cash acquired                                     -          (304)            -        (304)
                                                                                 --------     ---------     ---------    --------
   NET CASH USED IN INVESTING ACTIVITIES                                           (6,888)       (1,996)       (9,211)     (6,582)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of mortgage                                                     (71)          (71)         (142)       (142)
   Proceeds from issuance of common shares                                              -            41           174         121
   Purchase of Company common shares                                               (1,353)            -        (2,332)          -
   Other liabilities                                                                   28            29           (76)         58
                                                                                 --------     ---------     ---------    --------
   NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                             (1,396)           (1)       (2,376)         37

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               564            17           594        (190)
                                                                                 --------     ---------     ---------     -------
DECREASE IN CASH AND CASH EQUIVALENTS                                             (14,936)       (7,402)      (24,597)    (16,069)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   24,262        36,373        33,923      45,040
                                                                                 --------     ---------     ---------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $  9,326     $  28,971     $   9,326    $ 28,971
                                                                                 ========     =========     =========    ========


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

The financial statements for the periods ended September 30, 1998 and 1997 are unaudited and include all adjustments which, in the opinion of management, are necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

STOCK BUY BACK

During the six month period ended September 30, 1998, the Company purchased 274,000 shares of its common stock in the open market at an average purchase price of $8.51 per share under its previously announced share buy back plan. The Company may expend up to a total of $5,000,000 under the plan authorized by the Company's Board of Directors.

INVESTMENTS IN LIMITED PARTNERSHIPS

During the quarter ended September 30, 1998, the Company invested $6,000,000 in two limited partnerships which plan to invest the funds to return a high yield. The funds can be withdrawn quarterly on thirty days notice. The Company is accounting for these investments at cost. As of September 30, 1998, the funds reported that the underlying values were approximately $160,000 less than the Company's cost.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED WITH SEPTEMBER 30, 1997:

Net Sales

Sales of $32,089,000 for the quarter ended September 30, 1998 were 24% higher than sales of $25,782,000 for the same quarter one year earlier. The sales increase is attributable to sales of PC Companion products in the REX(TM) line, including the new REX PRO product which began to ship in September 1998, as well as increased sales of organizers sold under the ROLODEX(R) Electronics brand and electronic reference products. REX sales began only in September 1997. Sales were augmented by $588,000 in sales by Voice Powered Technology International, Inc. ("VPTI") which became an 82% owned subsidiary of the Company in May 1998 when VPTI's reorganization plan was confirmed by the U. S. Bankruptcy Court for the Central District of California. Royalties from technology licenses decreased from 3% of sales to 1% of sales.

Gross Profits

Gross profits were flat at $11,600,000 as compared with $11,632,000 last year as a result of margins decreasing to 36% as compared with 45% last year. In the current period, product mix shifted from electronic reference products to REX and ROLODEX(R) Electronics products; both types of products generally bear lower profit margins than electronic reference products.

Operating Expenses

The Company had net income of $41,000 or $.01 per share for the second quarter ending September 30, 1998 compared with earnings of $1,507,000 or $.18 per share last year. The Company's results were negatively impacted by the consolidation of the pre-tax loss of $168,000 generated by VPTI. Total operating expenses increased by $1,982,000 to $10,805,000 in the current quarter as compared with $8,823,000 in the same quarter last year, but in each year those expenses were 34% of sales. Sales and marketing expenses increased from $4,975,000 (19% of sales) to $6,343,000 (20% of sales) due to promotion of the REX line, an expenditure that was not made in the same period last year, and expenditures for market development. Research and development expenses were relatively level at $1,253,000 compared with $1,362,000 last year, decreasing from 5% of sales to 4% of sales as sales increased. General and administrative expenses increased in the present period to $3,209,000 (10% of sales) as compared with $2,486,000 (10% of sales) last year due to VPTI's expenses and severance payments. Total severance expenses in the quarter were $664,000. Interest expense was $850,000 compared with $846,000 last year; interest income, however, decreased by $346,000 from $467,000 last year to $121,000 this year as a result of decreased cash and because of investment performance.

SIX MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED WITH SEPTEMBER 30, 1997:

Net Sales

Sales of $53,130,000 were 25% higher than sales of $42,396,000 for the comparable period one year earlier. The sales increase is attributable to availability of the full range of products in the REX line (for which the initial offering in the line began to ship only in September 1997) as well as increased sales of ROLODEX(R) Electronics products and electronic reference products. Sales were augmented by $1,048,000 representing sales by VPTI. Royalties from technology licenses were 1% of total sales, down from 2% of total sales last year.

Gross Profits

Gross profits increased from $18,924,000 to $20,665,000 as sales increases were offset in part by lower product margins. The Company's gross profit margin decreased from 45% last year to 39% due to product mix as explained in the quarterly comparison.

Operating Expenses

The Company reported a net loss of $643,000, or $.08 per share, for the six months ending

September 30, 1998 compared with net income of $1,087,000, or $.13 per share, last year. Results were negatively impacted by VPTI's pre-tax loss of $226,000 for the six months ended September 30, 1998. Total operating expenses were $20,457,000 (39% of sales) in the period up from $16,515,000 (also 39% of sales) last year. Sales and marketing expenses increased from last year's level of $8,900,000 (21% of sales) to $12,170,000 (23% of sales). The increase in sales and marketing expenses is attributable to higher expenditures in connection with advertising for REX and market development and research. Research and development expenses were $2,501,000 (5% of sales) as compared with $2,863,000 (7% of sales) in the period one year earlier. General and administrative expenses of $5,786,000 (11% of sales) were higher than $4,752,000 (also 11% of sales) last year due to expenses at VPTI and severance payments. Interest and investment income decreased from $1,031,000 last year to $476,000 this year for the reasons stated in the quarterly comparisons, and interest expense was $1,722,000 as compared with $1,687,000 last year.

CHANGES IN FINANCIAL CONDITION

Inventories increased from $34,692,000 at March 31, 1998 to $42,676,000 at the end of the September quarter in anticipation of higher sales in the seasonally active third quarter. The Company expects to re-evaluate its product lines during the quarter ending December 31, 1998 with the intention of reducing the number of stock keeping units sold by the Company to enable management to concentrate its sales efforts on the Company's most profitable products. This review may result in markdowns or write-offs in the quarter ending December 31, 1998. Cash and cash equivalents decreased from $33,923,000 at March 31, 1998 to $9,326,000 as working capital was employed in order to support inventory build-up and increased advertising expenditures. Additionally, the Company made an investment of $6,000,000 in limited partnerships and cash of approximately $2,332,000 was utilized during the six month period as the Company bought back approximately 274,000 shares of its common stock in the open market under its stock buy back program. Accounts receivable increased from $16,684,000 to $27,421,000 due to sales increasing in the September quarter and, as well, accounts payable and accrued expenses increased from $15,950,000 to $18,646,000. Advance royalties and licenses increased by $761,000 as the Company prepaid royalties for certain products.

LIQUIDITY AND CAPITAL RESOURCES

On March 27, 1997, the Company completed the issuance to insurance companies of $40,000,000 in aggregate principal amount of 7.71% senior notes in a private placement transaction and contemporaneously entered into a new $20,000,000 revolving credit agreement with the Chase Manhattan Bank ("Chase") and Summit Bank ("Summit").

Prior to the issuance of the senior notes and the execution of the new revolving credit agreement, in order to accommodate seasonal inventory and accounts receivable buildup, the Company financed its day to day operations by drawing down advances, on an as needed basis, against its then existing credit facility with Chase. Borrowings against the line of credit bear interest at the bank's prime rate or 1% over LIBOR. The Company pays a commitment fee of 1/4 of 1% per annum on the unused portion of the line of credit. At September 30, 1998, there were no borrowings under the revolving line of credit. Management believes that the proceeds of the senior note offering, cash flow from operations, and the revolving line of credit will be adequate to provide for the Company's liquidity and capital needs for the foreseeable future.

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

PART II.

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

ITEM 2.   CHANGES IN SECURITIES - NONE

ITEM 3.   DEFAULT UPON SENIOR SECURITIES - NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          The Annual Meeting of Shareholders of the Company was held on August 5, 1998. Reference is made to the Company's Proxy Statement furnished to shareholders in connection with the solicitation of proxies in connection with that Annual Meeting. In connection with the annual election of directors, eleven incumbent directors were re-elected with Edward H. Cohen receiving 7,164,162 votes with 59,865 votes withheld;
          H. Andrew Cross receiving 7,166,679 votes with 57,348 votes withheld; Barry J. Lipsky receiving 7,163,179 votes with 60,848 votes withheld; Leonard M. Lodish, Howard L. Morgan and James H. Simons each receiving 7,164,079 votes with 59,948 votes withheld; Bernard Goldstein receiving 7,003,474 votes with 220,553 votes withheld; James Meister receiving 7,166,909 votes with 57,118 votes withheld; Jerry R. Schubel receiving 7,164,069 votes with 59,958 withheld; and Michael R. Strange and William H. Turner each receiving 7,164,179 votes with 59,848 votes withheld. The adoption of the Company's 1998 Stock Option Plan was approved by a vote of 4,228,913 in favor, 959,307 against, and 15,796 abstentions. Shareholders ratified the appointment of Radin, Glass & Co. as auditors for the Company's 1999 fiscal year by vote of 7,171,001 in favor, 40,376 against, and 12,650 abstentions.

ITEM 5. OTHER INFORMATION - ROLODEX(R) is a registered trademark of Sterling Plastics Co., a division of Newell Co.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.


                                  SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



                              FRANKLIN ELECTRONIC PUBLISHERS,
                                    INCORPORATED
                                      REGISTRANT



November 13, 1998             /s/  H. Andrew Cross
-----------------             ----------------------------------------
Date                          H. Andrew Cross
                              President and Chief Executive Officer
                              (Duly Authorized Officer)



NOVEMBER 13, 1998             /s/  John G. Day
-------------------           ----------------------------------------
Date                          John G. Day
                              Senior Vice President

                              (Principal Financial and Accounting Officer)