Form 10-Q
period 1998-12-31
FRANKLIN ELECTRONIC PUBLISHERS INC
filed 1999-02-16
CIK 356841

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended December 31, 1998                  Commission file No. 0-14841

                 FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
            (Exact name of registrant as specified in it's charter)


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

(609)386-2500
(Registrant's telephone number)


        Indicate by check mark whether Registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the Registrant was required to file such reports) and (2) has been subject filing requirements for the past 90 days.

                                 Yes_X_ No___



                        COMMON STOCK OUTSTANDING AS OF
                     DECEMBER 31, 1998 - 7,830,955 SHARES

           FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                         AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share data)


                                                                     December 31,     March 31,
                                                                        1998            1998
                                                                     ------------     ---------
                              ASSETS
                              ------
CURRENT ASSETS:
  Cash and cash equivalents                                           $  9,652        $  33,923
  Investments in limited partnerships                                    5,900                -
  Accounts receivable, less allowance for doubtful accounts
    of $1,092 and $903                                                  29,124           16,684
  Inventories                                                           29,726           34,692
  Deferred income tax asset                                              4,177            1,677
  Prepaids and other assets                                              6,971            4,160
                                                                     ---------        ---------
  TOTAL CURRENT ASSETS                                                  85,550           91,136
                                                                     ---------        ---------

PROPERTY AND EQUIPMENT                                                  10,061           10,712
                                                                     ---------        ---------
OTHER ASSETS:
  Trademark, less accumulated amortization of $875 and $583             14,673           14,964
  Advance royalties and licenses                                         5,140            5,577
  Software development costs                                             5,496            5,360
  Other assets                                                           7,765            8,439
                                                                     ---------        ---------
  TOTAL OTHER ASSETS                                                    33,074           34,340
                                                                     ---------        ---------

TOTAL ASSETS                                                          $128,685        $ 136,188
                                                                     =========        =========

               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                               $ 17,679        $  15,950
  Current portion of long-term liabilities                               1,403              403
                                                                     ---------        ---------
  TOTAL CURRENT LIABILITIES                                             19,082           16,353
                                                                     ---------        ---------

LONG-TERM LIABILITIES
  Notes payable                                                         40,000           40,000
  Mortgage note payable                                                  3,266            3,479
  Other liabilities                                                      1,550            1,610
                                                                     ---------        ---------
  TOTAL LONG-TERM LIABILITIES                                           44,816           45,089
                                                                     ---------        ---------

SHAREHOLDERS' EQUITY:
  Preferred stock, $2.50 par value, authorized 10,000,000 shares,
     none issued or outstanding                                              -                -
  Common stock, no par value, authorized 50,000,000 shares, issued
  and outstanding, 7,830,955 and 8,072,026 shares                       48,700           50,489
  Retained earnings                                                     16,475           25,249
  Foreign currency translation adjustment                                 (388)            (992)
                                                                     ---------        ---------
  TOTAL SHAREHOLDERS' EQUITY                                            64,787           74,746
                                                                     ---------        ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 128,685        $ 136,188
                                                                     =========        =========

                See notes to consolidated financial statements.

                 FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands, except for per share data)

                                            Three Months Ended             Nine Months Ended
                                               December 31,                   December 31,
                                       -------------------------        ------------------------
                                         1998             1997            1998            1997
                                       --------         --------        --------        --------

SALES                                  $ 34,502         $ 36,016        $ 87,632        $ 78,412
COST OF SALES BEFORE
  INVENTORY WRITEDOWN                    19,571          21,208           52,036          44,680
INVENTORY WRITEDOWN                      11,216               -           11,216               -
                                       --------        --------         --------        --------

GROSS PROFIT                              3,715          14,808           24,380          33,732
                                       --------        --------         --------        --------

EXPENSES:
 Sales and marketing                     10,688           7,946           22,858          16,845
 Research and development                 1,503           1,357            4,004           4,220
 General and administrative               3,741           4,858            9,527           9,611
                                       --------        --------         --------         -------
    Total operating expenses             15,932          14,161           36,389          30,676
                                       --------        --------         --------         -------

OPERATING INCOME (LOSS)                 (12,217)            647          (12,009)          3,056
 Interest expense                          (856)           (863)          (2,578)         (2,550)
 Interest and investment income (loss)      (41)            391              435           1,422
                                       --------        --------         --------        --------
INCOME (LOSS) BEFORE INCOME TAXES       (13,114)            175          (14,152)          1,928
INCOME TAX  (BENEFIT) PROVISION          (4,983)         (1,034)          (5,378)           (368)
                                       --------        --------         --------        --------

NET INCOME (LOSS)                      $ (8,131)       $  1,209         $ (8,774)       $  2,296
                                       ========        ========         ========        ========

NET INCOME (LOSS) PER SHARE:
 BASIC                                 $  (1.04)       $   0.15         $  (1.11)       $   0.28
                                       ========        ========         ========        ========
 DILUTED                               $  (1.04)       $   0.15         $  (1.11)       $   0.28
                                       ========        ========         ========        ========

WEIGHTED AVERAGE SHARES:
 BASIC                                    7,820           8,069            7,894           8,068
                                       ========        ========         ========        ========
 DILUTED                                  7,820           8,203            7,894           8,152
                                       ========        ========         ========        ========

                See notes to consolidated financial statements.
                                    Page 3

                 FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                               AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                       (in thousands, except share data)

                                              Common Stock                                              Total
                                         -------------------------       Retained                    Shareholders'
                                             Shares       Amount         Earnings         Other         Equity
                                         ------------- ------------   -------------   -------------  -------------
BALANCE - MARCH 31, 1998                     8,072,026 $     50,489   $      25,249   $        (992) $      74,746

 Issuance of common shares under
 employee option plan                           28,877          268               -               -            268

 Issuance of shares and options and
 amortization of deferred compensation
 expense for shares issued for services
 net of fortfeitures                            (1,700)         275               -               -            275

 Adjustment of number of shares
 issued related to acquistion                    5,752            -               -               -

 Purchase and retirement of common
 shares                                       (274,000)      (2,332)                                        (2,332)

 Loss for the period                                 -            -          (8,774)              -         (8,774)

 Foreign currency transition adjustment              -            -               -             604            604
                                         ------------- ------------   -------------   -------------  -------------
BALANCE - DECEMBER 31, 1998                  7,830,955 $     48,700   $      16,475       $    (388) $      64,787
                                         ============= ============   =============   =============  =============

                See notes to consolidated financial statements.
                                    Page 4

                 FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)

                                                                            Nine Months
                                                                               Ended
                                                                            December 31,
                                                                    ---------------------------
                                                                         1998         1997
                                                                    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                                      $ (8,774)    $  2,296
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
   Depreciation and amortization                                          4,441        4,384
   Provision for losses on accounts receivable                              188           68
   Provision for inventory revaluation                                   11,216           --
   Loss on disposal of property and equipment                                40           17
   Deferred income taxes                                                 (2,500)         310

   Source (use) of cash from change in operating assets and liab
    Accounts receivable                                                 (12,629)     (13,039)
    Inventories                                                          (4,999)      (1,002)
    Prepaids and other assets                                            (2,035)         158
    Accounts payable and accrued expenses                                 1,729        2,282
   Other, net                                                               100            -
                                                                       --------     --------

   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  (13,223)      (4,526)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                    (1,392)      (2,085)
   Proceeds from sale of property and equipment                              52          124
   Investments in limited partnerships                                   (6,000)           -
   Change in other assets                                                (2,974)      (5,438)
   Cash paid for acquisitions, net of cash acquired                           -         (304)
                                                                       --------     --------

   NET CASH USED IN INVESTING ACTIVITIES                                (10,314)      (7,703)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of mortgage                                          (213)        (213)
   Proceeds from short-term borrowings                                    1,000            -
   Proceeds from issuance of common shares                                  268          121
   Purchase of Company common shares                                     (2,332)           -
   Other liabilities                                                        (61)         677
                                                                       --------     --------

   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   (1,338)         585
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                     604         (345)
                                                                       --------     --------

DECREASE IN CASH AND CASH EQUIVALENTS                                   (24,271)     (11,989)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         33,923       45,040
                                                                       --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  9,652     $ 33,051
                                                                       ========     ========

                See notes to consolidated financial statements

                  FRANKLIN ELECTRONIC PUBLISHER, INCORPORATED
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Reference is made to the financial statements included in the Company's Annual Report (Form 10-K) filed with the Securities and Exchange Commission for the year ended March 31, 1998.

The financial statements for the periods ended December 31, 1998 and 1997 are unaudited and include all adjustments which, in the opinion of management, are necessary to a fair statement of the results of operations for the period then ended. All such adjustments are of a normal recurring nature. The results of the company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

NOTES PAYABLE

Because of the operating loss in the third quarter, the Company did not meet EBITDA covenants under the agreement by which its Notes Payable were issued and its Credit Agreement, but the Company received waivers of such compliance that are effective for thirty days. The Company believes that the holders of the Notes Payable and its banks will agree to provide the Company with permanent waivers without acceleration of the maturity dates of indebtedness if the Company agrees to higher interest rates. The Notes Payable continue to be classified as a long term liability on the financial statements due to the Company's belief in this regard. In light of the Company's cash position, the Company intends to negotiate with the holders of the Notes Payable and its banks to restructure these agreements with a view toward limiting its interest expense. However, no assurances can be given that the Company will be successful in obtaining permanent waivers or in restructuring these agreements on acceptable conditions. Management believes that restructured financing arrangements and cash flow from operations will be adequate to provide for the Company's liquidity and capital needs for the foreseeable future.

STOCK BUY BACK

During the nine month period ended December 31, 1998, the Company purchased 274,000 shares of its common stock in the open market at an average purchase price of $8.51 per share under it's previously announced share buy back plan. The Company may expend up to a total of $5,000,000 under the plan authorized by the Company's Board of Directors.

INVESTMENT IN LIMITED PARTNERSHIPS

During the quarter ended September 30, 1998, the Company invested $6,000,000 in two limited partnerships which plan to invest the funds to return a high yield. The funds can be withdrawn on notice prior to certain redemption dates. As of December 31, 1998, the funds reported that the underlying values were approximately $100,000 less than the Company's cost. This loss was recorded in the quarter ended December 31, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1998 AS COMPARED WITH DECEMBER 31, 1997:

Net Sales

Sales for the quarter ended December 31, 1998 were lower by approximately $1,500,000, or 4%, than sales for the same quarter one year earlier. The sales decrease was attributable to lower sales of the Company's reference and organizer product lines, which were down approximately 17% and 13%, respectively, offset in part by approximately 60% higher sales in its REX product line and by $748,000 in sales by Voice Powered Technology International, Inc. ("VPTI") which became an 82% owned subsidiary of the Company in May 1998.

Gross Profits

During the quarter, the Company re-evaluated its product lines to reduce the number of stock keeping units sold by the Company, which will permit management to concentrate its sales efforts on the Company's most profitable products. This review resulted in a pre-tax inventory write-off of $11,216,000 for the quarter ending December 31, 1998. Gross profit margins for the quarter, prior to the effect of the write-down, increased to 43% as compared with 41% last year. That increase resulted from the product mix shift from electronic reference and organizer products to REX Pro products.

Operating Expenses

Total operating expenses increased to 46% of sales in the current quarter as compared with 39% of sales in the same quarter last year. All of this increase resulted from an increase in sales and marketing expenses to 31% of sales from 22% of sales in the prior period. Most of the increase in sales and marketing expenses was due to advertising of the REX line. Research and development expenses were relatively level at 4% of sales. General and administrative expenses decreased in the current period to 11% of sales as compared with 13% of sales last year. The expenses in the prior period included a $2,434,000 non-recurring charge related to severance. The expenses in the current period were adversely affected primarily by accruals related to a class action litigation, the inclusion of the operating expenses of VPTI, and the cost of certain personnel changes. Interest expense was flat, but interest income declined as a result of decreased cash and poor investment performance.

Net Income (Loss)


The Company had a net loss of $8,131,000, or $1.04 per share, for the third quarter ending December 31, 1998 compared with earnings of $1,209,000, or $.15 per share, last year. The loss was primarily the result of the write-down referenced above. The Company's results were also negatively impacted by the pre-tax loss of $180,000 generated by VPTI.


NINE MONTHS ENDED DECEMBER 31, 1998 AS COMPARED WITH DECEMBER  31, 1997:


Net Sales


Sales for the nine months ended December 31, 1998 were higher by approximately

$9,200,000, or 12%, than sales for the comparable period one year earlier. The sales increase in the current period was attributable to sales of a range of products in the REX line (a 173% increase), as well as increased sales of

ROLODEX(R) Electronics products (a 23% increase), and by $1,796,000 in sales by

VPTI, offset in part by 5% lower sales of electronic reference products. The initial offering in the REX line began to ship only in September 1997.


Gross Profits

Gross profit margins for the nine month period, prior to the effect of the

$11,216,000 pre-tax inventory write-down referenced above, decreased from 43%

last year to 41% in the current nine month period primarily due to shifting product mix and price protection credits and, to a lesser extent, foreign exchange losses.


Operating Expenses

Total operating expenses increased to 42% of sales in the current period from

39% of sales last year. All of this increase resulted from an increase in sales and marketing expenses to 26% of sales in the current period from 21% of sales in the prior period. Most of the increase in sales and marketing expenses was due to advertising of the REX line. Research and development expenses were relatively level at 5% of sales. General and administrative expenses were relatively flat being 12% of sales in the prior period and 11% of sales in the current period. Interest expense was also flat, but interest and investment income declined as a result of decreased cash and poor investment performance.


Net Income (Loss)

Primarily because of the inventory write-down, the Company reported a net loss of $8,774,000, or $1.11 per share, for the nine months ending December 31, 1998 compared with net income of $2,296,000, or $.28 per share, last year. Results were also negatively impacted by VPTI's pre-tax loss of $406,000 for the nine months ended December 31, 1998.

NET INCOME (LOSS)

CHANGES IN FINANCIAL CONDITION

Inventories at December 31, 1998 declined by approximately $5,000,000 from March

31, 1998, primarily as a result of the inventory writedown referenced above,

offset in part by an increase in inventory of REX Pro products. Cash, cash equivalents, and investments decreased by approximately $18,400,00 as working capital was employed to fund seasonally higher levels of accounts receivable and agreed upon extensions of receivable terms, as well as the Company's expenditure of $2,332,000 to purchase approximately $274,000 shares of its common stock in the open market under its stock buy back program. The increases in deferred income taxes and prepaids result primarily from anticipated tax benefits and tax refunds, respectively, from the operating loss during the nine month period.

LIQUIDITY AND CAPITAL RESOURCES


The Company's long term debt is primarily comprised of its 7.71% senior notes in the aggregate principal amount of $40,000,000 due March 31, 2007 (the "Notes Payable"). The Company has available a $20,000,000 revolving credit agreement with the Chase Manhattan Bank and Summit Bank (the "Credit Agreement"). Borrowings against the line of credit under the Credit Agreement bear interest at the bank's prime rate or 1% over LIBOR. The Company pays a commitment fee of 1/4 of 1% per annum on the unused portion of the line of credit. At December 31, 1998, borrowings under the revolving line of credit were $1,000,000 and a standby letter of credit for approximately $3,500,000 was outstanding under the Credit Agreement.

Because of the operating loss in the third quarter, the Company did not meet EBITDA covenants under the agreement by which the Notes Payable were issued and the Credit Agreement, but the Company received waivers of such compliance that are effective for thirty days. The Company believes that the holders of the Notes Payable and its banks will agree to provide the Company with permanent waivers without acceleration of the maturity dates of indebtedness if the Company agrees to higher interest rates. The Notes Payable continue to be classified as a long term liability on the financial statements due to the Company's belief in this regard. In light of the Company's cash position, the Company intends to negotiate with the holders of the Notes Payable and its banks to restructure these agreements with a view toward limiting its interest expense. However, no assurances can be given that the Company will be successful in obtaining permanent waivers or in restructuring these agreements on acceptable conditions. Management believes that restructured financing arrangements and cash flow from operations will be adequate to provide for the Company's liquidity and capital needs for the foreseeable future.

The Company has no material commitments for capital expenditures in the next twenty-four months.

Year 2000 Compliance

The Company evaluates on a continuous basis software enhancements and updates based on new technologies to improve its information systems. The Company has finished its assessment of its current systems that support the Company's operations in conjunction with year 2000 compliance. The Company has substantially completed remediation of its existing operational software to insure functionality and continued operations beyond the year 2000. The Company expects to complete such remediation by September 30, 1999. The cost of remediation is estimated to be approximately $500,000, of which approximately $230,000 was expensed during the nine months ended December 31, 1998 and $90,000 was expensed in the prior fiscal year. The remainder is expected to be expensed as incurred. The Company does not believe that the failure of any customer to be year 2000 compliant would have a material adverse effect on the financial condition of the Company. The Company is in the process of evaluating the progress of its major suppliers toward year 2000 compliance. The Company is developing contingency plans in this regard.

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



ITEM 2.  CHANGES IN SECURITIES - NONE


ITEM 3.  DEFAULT UPON SENIOR SECURITIES - NONE


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS - NONE



ITEM 5.  OTHER INFORMATION -  ROLODEX/R/ is a registered trademark of Sterling

         Plastics Co., a division of Newell Co.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended December  31, 1998.


                                  SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE

REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE

UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                       FRANKLIN ELECTRONIC PUBLISHERS,
                                            INCORPORATED
                                              Registrant



February 16, 1999                       /s/  H. Andrew Cross
-----------------                      ---------------------
Date                                   H. Andrew Cross
                                       President and Chief Executive Officer
                                       (Duly Authorized Officer)

FEBRUARY 16, 1999                     /s/  John G. Day
-----------------                   -------------------
Date                                John G. Day
                                    Senior Vice President
                                    (Principal Financial and Accounting Officer)