Form 10-K
period 1999-03-31
FRANKLIN ELECTRONIC PUBLISHERS INC
filed 1999-07-12
CIK 356841

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the fiscal year ended
                                 March 31, 1999

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

      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                      NONE

       Securities registered pursuant section 12(g) of the Exchange Act:

                           Common Stock, no par value

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes         X                          No
                         -------------                       --------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of June 18, 1999, approximately 7,833,000 shares of common stock of the registrant were outstanding and the aggregate market value of common stock held by non-affiliates was approximately $27,329,000.

     The registrant's Proxy Statement for its 1999 annual meeting of stockholders is hereby incorporated by reference into Part III of this Form 10-K.
================================================================================

                 FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                INDEX TO ANNUAL REPORT ON FORM 10-K FILED WITH
                    THE SECURITIES AND EXCHANGE COMMISSION
                           YEAR ENDED MARCH 31, 1999

                               ITEMS IN FORM 10-K

                                                                                                    PAGE
                                                                                                    ----
PART I
ITEM 1.       BUSINESS.............................................................................   1
ITEM 2.       PROPERTIES...........................................................................  12
ITEM 3.       LEGAL PROCEEDINGS....................................................................  12
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................  12
              EXECUTIVE OFFICERS OF THE REGISTRANT.................................................  13
PART II
ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS................  14
ITEM 6.       SELECTED FINANCIAL DATA..............................................................  15
ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  16
ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................................  20
ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.  38

PART III
ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................................  38
ITEM 11.      EXECUTIVE COMPENSATION...............................................................  38
ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......................  38
ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................  38

PART IV
ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K......................  38
Signatures.........................................................................................  40

                                    PART I

ITEM 1.  BUSINESS

     Franklin Electronic Publishers, Incorporated ("Franklin" or the "Company") designs and develops hand-held electronic information products, such as electronic reference products and electronic organizers.

     The Company believes it is the world's largest designer, developer and publisher of hand-held electronic reference products, having sold more than twenty one million units since 1986. The Company's electronic reference products are battery-powered devices that incorporate the text of a reference work or database and permit the user to read selected portions on a display screen. The Company owns or has licenses to publish in electronic format more than 200 titles, including monolingual and bilingual dictionaries (such as Merriam-Webster's Tenth Collegiate Dictionary), the Bible, encyclopedias (such as the Concise Columbia Encyclopedia), entertainment-oriented publications (such as Parker's Wine Guide), educational publications and medical publications (such as the Physicians' Desk Reference/R/).

     The Company marketed its first electronic reference product, the Spelling Ace/R/, in 1986. The Company believes that the Spelling Ace was one of the first electronic reference products marketed in the United States. Beginning in 1987, Franklin began marketing increasingly sophisticated electronic versions of thesauruses and dictionaries and, in 1989, the Holy Bible.

     In 1995, the Company introduced its BOOKMAN/R/ product line. Each BOOKMAN unit is a platform that contains a built-in database of one of the Company's more popular titles, such as a general purpose dictionary, a version of the Bible or an encyclopedia, and permits simultaneous access from the platform to a maximum of two additional reference works contained in razor-blade sized cartridges inserted into slots on the back of the unit. The Company markets many of its electronic books in the read only memory ("ROM") cartridge format for insertion into the cartridge slots on the BOOKMAN platform.

     In 1996, the Company acquired certain assets of the ROLODEX/R/ Electronics product line and the associated trademark license. Under the license, the Company acquired the right to build and market databanks and organizers under the ROLODEX/R/ Electronics mark.

     In 1997, the Company began shipments of its first personal computer companion product, the REX/R/ PC Companion, a credit card-sized device that downloads information from a personal computer ("PC"). The REX product line provides organizer functionality at an ultra-compact size and ultra-low weight. Contact, scheduling and other information can be downloaded from a PC to the REX card by inserting the card into a PC card slot in a laptop computer or into a REX cradle which plugs into the serial port of a desktop PC.

     In April 1999, the Company began to sell to retailers in the United States an electronic book under the name Franklin Rocket eBook/TM/.

     The Company is currently evaluating its strategies with respect to the REX product line. The Company questions whether it has adequate financing to continue to bring out new models on a yearly basis and in general to properly market the line. The Company is also evaluating its strategy with respect to the Franklin Rocket eBook/TM/ product line. Management is disappointed with the initial sales of the product and questions Franklin's ability to continue its participation in this product line in light of current retail prices.

     The Company was incorporated in 1983 in the Commonwealth of Pennsylvania as the successor to a business commenced in 1981. The Company's principal executive offices are located at One Franklin Plaza, Burlington, New Jersey 08016-4907, and its telephone number is (609) 386-2500.

COMPETITIVE ADVANTAGES

     The Company believes that it has the following competitive advantages:


     .Strong Share in Electronic Reference Products. Franklin is the preeminent company in the hand-held electronic reference market, with leading positions in the United States and certain markets internationally. The Company believes it has dominant market share in North America, Europe and Australia, as well as a major presence in the Middle East. Over the past thirteen years, Franklin has sold twenty one million units worldwide and currently markets over 200 electronic reference products globally.

     .Breadth and Strength of Distribution. The Company distributes its products through 45,000 retail outlets in more than fifty countries. The Company also uses direct channels to serve multiple markets, such as the professional, educational and customized application markets. In the professional market, Franklin has achieved considerable success with its electronic format medical publications. In the educational market, the Company's electronic books are used in over 21,000 schools in the United States. Due to the success of its electronic Bible, the Company has also achieved substantial sales in the religious market, with Franklin products currently distributed to approximately 7,000 Christian-affiliated bookstores.

      .Technological Leadership in Refining Information for Electronic Use. Franklin has significant expertise in providing high quality content and functionality through cost-effective hardware designs of electronic information products. The Company's products combine sophisticated technology with a user-friendly interface designed for convenient and rapid retrieval of data. In essence, the Company sells answers, not simply information devices or large databases. Franklin's ability to compress data and to design systems that permit quick and intelligent information retrieval enables it to offer compact products with high functionality. For example, the Company stores the almost three thousand page Physicians' Desk Reference, which fills up twenty megabytes of memory space, into the memory space of only five megabytes which also includes sophisticated search and retrieval functionality. The Company has been able to manufacture higher performance products at lower cost due in part to declining prices of ROM chips. The Company's vertically integrated research and development effort, devoted to developing both the hardware and software for its products, also enables it quickly to utilize both superior and cost-minimizing technologies. As a result, the cost of Franklin's products to consumers has decreased over the years to prices approaching those of print versions of reference publications, offering consumers added value at attractive price points.

      .Long-standing Relationships and Licenses with Many Top Publishers. The Company has electronic rights to over 200 titles, including several versions of English and bilingual dictionaries, Bibles, and the Physicians' Desk Reference. The Company obtains its licenses from a variety of well-established publishers such as Merriam-Webster, Harper/Collins, Havas and Bertelsmann. While many of these licenses are exclusive, all are supported by long-standing relationships with the publishers, providing Franklin with a significant competitive advantage.

      .Efficient and Cost-Effective Manufacturing Process.   Franklin controls
the entire manufacturing process of its products, from design to sale, but does not own actual manufacturing facilities. This "virtual manufacturing" model enables the Company to produce its products in the most cost-effective manner by allowing the Company to outsource the manufacturing and assembly functions to third parties which meet the Company's cost and quality specifications. In this way, the Company maintains a high degree of flexibility and adaptability in its product sourcing operations.

BUSINESS STRATEGIES

     Franklin strives to be an innovator and the world leader for providing instant answers in hand-held platforms for people on the go. The Company's strategy to fulfill that mission is to leverage its leading market position by exploiting the following opportunities:


        .Use of the Internet to Distribute Content. The Company intends to publish certain reference works on its web page (franklin.com) in electronic form for downloading to multiple platforms, including to the Company's hand-held electronic products. In this way, the Company expects to leverage its expertise in refining reference data with its competitive advantages in developing and distributing hand-held products to reach a broader installed base.

       .Consumer Driven Product Development and Marketing. While the Company has built strong distribution for its major products, it believes that further opportunities lie in its ability to take a more marketing driven approach to product development. The Company believes a better understanding of its customers will allow it to boost sales, lower costs, accelerate throughput at retail, and lead to successful new product introductions. The Company is investigating ways to better market its products for children and, as a consequence, to expand its offerings in this area.

       .Continuing Upgrade of Reference Products. The Company's reference product line continues to represent the major portion of its revenue. Dictionaries, spell correctors, and Bibles have been the Company's mainstream consumer electronics products. Over the last year, the Company upgraded and enhanced these products. The new product line began to ship in June 1999. The Company intends to continue to upgrade and enhance its core products.

      .Investment in Marketing. The Company believes that a major opportunity lies in broadening consumer awareness of the hand-held electronic reference category in order to generate mass market interest in the Company's products.
To date, the Company has engaged in limited advertising on the national or local levels. The Company has, however, enjoyed success with its limited advertising campaigns. The Company intends to upgrade its website, franklin.com, in order to increase consumer awareness of its products and to open a new channel of distribution of its products.

      .Growth in Selected International Markets. The Company has had success in selling its products directly through wholly-owned, local subsidiaries in selected international markets, such as the United Kingdom which was established to market and distribute British English versions of the Company's American English products, and through distributors in other markets. Because of the slowed growth in international sales over the past two fiscal years, the Company has closed certain subsidiaries, such as those in Italy and Singapore, and is concentrating its sales efforts in key markets, such as the United Kingdom, Germany and France. The Company expects to launch its first Chinese language products during the latter part of the 2000 fiscal year. The Company anticipates that its international sales will continue to provide a significant portion of its revenues.

      .Exploitation of OEM Opportunities. OEM (or "Original Equipment Manufacturer") opportunities are business agreements pursuant to which the Company develops products for resale by its partners. The Company has such agreements in the medical publishing and French and Spanish markets and will seek to broaden its activities to other vertical markets. The Company believes its OEM business can be expanded as the Company shortens the development process for titles by continued automation of its processes and as the costs of memory, including flash memories, which allows for just in time programming, continue to decrease.

RISK FACTORS

The Company believes that the most significant risks to its business involve those set forth below.


     .Defaults under Note Agreements. Because of the results of operations for the Company's 1999 fiscal year, the Company was in default of certain financial covenants of the agreements pursuant to which its Senior Notes were issued pertaining to EBITDA coverage of interest expense and fixed charges and requiring a minimum consolidated net worth of $52.5 million. The Noteholders have waived these defaults. The Company anticipated that the results of its operations for the first quarter of its 2000 fiscal year would cause additional financial covenant defaults. The Noteholders have given a short-term waiver of these defaults. The Company is presently in discussions with the Noteholders to obtain permanent waivers of the first quarter defaults and to restructure the agreements to permit the Company to operate under the agreements going forward. No assurance can be given that the Company will be successful in obtaining permanent waivers or in restructuring the agreements on acceptable conditions. As a result of the defaults, the Senior Notes have been classified as short-term liabilities in the Company's financial statements as required by generally accepted accounting principles.

      .Adverse Effect of Current Operating Losses. The substantial loss experienced by the Company in fiscal year 1999, which resulted in a net decrease in cash of approximately $15 million, together with the substantial loss expected for the quarter ended June 30, 1999, have adversely affected the Company's cash position. The Company's failure to negotiate a necessary restructuring of its Note Agreements or to obtain additional or replacement sources of financing would cause a material adverse effect on the Company's ability to operate during fiscal year 2000.

      .Adverse Effect of Results of Evaluations of Product Line Strategies. The Company is currently evaluating its strategies with respect to the REX product line and its strategy with respect to the Franklin Rocket eBook/TM/ product line. The Company's results of operations may be adversely affected by additional writedowns in connection with inventory or credits in connection with price protection.

      .Dependence on New Products and Titles. The Company depends to a certain extent on the introduction of successful new products and titles to generate sales growth and replace declining revenues from certain older titles. The Company currently has several new products and titles under development; however, significant development efforts for a number of the Company's proposed new products and titles will be required prior to their commercialization. A significant delay in the introduction of a new product or title could have a material adverse effect on the ultimate success of the product or title. In addition, if revenues from new products and titles fail to replace declining revenues from certain existing products and titles, the Company's operating results and growth could be adversely affected. There can be no assurance that new products and titles currently under development will be introduced on schedule, that they will generate significant revenues, or that the Company will be able to introduce additional new products and titles in the future.

      .Inventory Management. The Company's lead times are necessarily long because of the custom nature of certain components and because most of its components are manufactured, and its platforms are assembled, in Asia. Accordingly, production and procurement planning are critically related to the Company's anticipated sales volume. Any significant deviation from projected future sales could result in material shortages or surpluses of inventory. Shortages could cause the Company's distribution base to shrink as customers turn to the Company's competitors. Inventory surpluses could cause cash flow and other financial problems, which might cause the Company to liquidate inventory. There can be no assurance that the Company's forecasts of demand for its products will be accurate. Inaccurate forecasts, or unsuccessful efforts by the Company to cope with surpluses or shortages, could have a material adverse effect on the Company's business.

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

      .Competition. The consumer electronics and personal computer companion product markets are highly competitive and characterized by rapid technological advances and the regular introduction of new products or enhancements of existing products. The Company believes it faces various degrees of competition at different price points in these markets. Competitive factors include product quality and reliability, price, performance, marketing and distribution capability, service and reputation. There can be no assurance that companies currently in the consumer electronics or personal computer companion product markets will not enter the markets in which the Company currently markets its products. There can be no assurance that other companies, currently in the consumer electronics industry, will not enter the electronic book market. Many of such companies have greater capital, research and development, marketing and distribution resources than the Company. If new competitors emerge or the existing market becomes more competitive, the Company could experience significant pressure on prices and margins.

      .Dependence on Key Suppliers. Certain integrated circuits essential to the functioning of the Company's products are manufactured by a relatively small number of overseas suppliers. Missed, late or erratic deliveries of custom IC-ROMs and other parts could materially adversely impact the timing of new product deliveries as well as the Company's ability to meet demand for existing products. If any one of the integrated circuit suppliers were unable to meet its commitments to the Company on a timely basis, such failure could have a material adverse effect on the Company's business.

      .Intellectual Property Rights. The Company owns utility and design patents in the United States and elsewhere on its electronic books. There can be no assurance (i) that the claims allowed under any patents will be sufficiently broad to protect the Company's technology, (ii) that the patents issued to the Company will not be challenged, invalidated or circumvented or (iii) as to the degree or adequacy of protection any patents or patent applications will afford. The Company also claims proprietary rights in various technologies, know-how, trade secrets and trademarks which relate to its principal products and operations, none of which rights is the subject of patents or patent applications in any jurisdiction. There can be no assurance as to the degree of protection these rights may or will afford the Company.

      .International Sales and Currency Fluctuations. The Company expects that international sales will constitute a material portion of the Company's business. The Company's international business is subject to various risks common to international activities, including political and economic instability and the need to comply with export laws, tariff regulations and regulatory requirements. There can be no assurance that political or economic instability in any given country or countries will not have an adverse impact on the Company's overall operations. Because approximately 30% of the Company's sales are made in currencies other than the U.S. dollar, the Company is subject to the risk of fluctuation in currency values from period to period. The Company does not enter into transactions to hedge its exposure to currency fluctuations. The risk associated with fluctuations in currency values can be expected to increase to the extent the Company expands its international operations.

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

     Even though databases are usually delivered to the Company in electronic form, the Company thoroughly reviews and cleans the data by removing errors in preparation for its electronic publication. This process is analogous to a traditional book publisher proofreading a manuscript. The data must then be analyzed and in most cases compressed to store it economically in as small a memory as possible and the Company must design systems to retrieve information quickly from its compressed state. Similar to a traditional book publisher editing a manuscript and preparing a detailed index, the Company then designs the user interface, which permits the user of a product to locate and read the desired data quickly and intuitively. The Company has developed proprietary software tools, utilities, custom databases and systems that substantially reduce the time involved in completing these tasks and aid in the more efficient development of semi-standard software systems embedded in the electronic work. The Company believes that its vertically integrated development team is unique in the industry since it has an in-house group of employees skilled in editorial, data preparation and computational linguistic work, not only in English, but in a variety of languages.

     For electronic reference products, a prototype chip containing the compressed data and interface software is then carefully tested before final chips are produced. To complete the product, the chips are assembled in a hardware platform or in a card, similar to a traditional book publisher printing and binding a hard copy book.

PRODUCTS

Electronic Reference Products

          Franklin currently markets more than 200 electronic reference products in various categories, including thesauruses, dictionaries, bilingual dictionaries, the Bible, the Concise Columbia Encyclopedia, and educational and medical publications. Different versions of the Company's electronic reference products use different databases and provide various levels of functionality.

Dictionaries

     Franklin's electronic spelling products (the "Spelling Ace/R/" line) operate as phonetic spelling error detectors and correctors, puzzle solvers, word list builders and word finders. These products permit the user to obtain the correct spelling of a word that the user does not know how to spell correctly. For example, if the user phonetically types in "krokodyl," the book will display a list of seven words including, as the first choice, "crocodile." The Company markets various versions in the Spelling Ace line incorporating different databases. The most popular version is based on a list of over 80,000 American English words licensed to the Company by Merriam-Webster.

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

     The Company's line of products also includes bilingual dictionaries. Each contains more than 200,000 words in both English and either Spanish, French, German, Arabic or Hebrew, and each provides complete translations, definitions, verb conjugations and a gender guide, and plays a variety of language learning games to help teach the language. The Spanish/English dictionary is marketed in versions with and without speech synthesis for both Spanish and English words. Each of the other bilingual dictionaries is equipped with speech synthesis for the English words. The Company currently markets a French/German dictionary and bilingual dictionaries for several other languages, including other language pairs that do not include English, such as German/Italian and French/Spanish.

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

Children's Products

     Since 1990, the Company has successfully sold children's versions of its reference products, such as a children's dictionary based on the word list from Webster's Elementary Dictionary. In 1997, the Company introduced a new line of children's products which includes the Homework Wiz electronic dictionary with a text-to-speech voice synthesizer enabling the product to speak words and definitions.

The Bible

     Franklin's electronic Holy Bible is a hand-held edition of the entire text of the Bible, which allows for retrieval of text by searches based on single words, word groups or synonyms. For example, a search for the words "valley" and "shadow" will retrieve the Twenty-third Psalm. Because of its built-in ability to conduct full-text word searches, the Franklin Bible is a fully automated concordance. The Company sells the Bible on its BOOKMAN platform and on cards designed for use with its BOOKMAN platform. The Company sells both the King James and the New International versions of the Bible, as well as a children's version of the Bible, and markets a Bible question-and-answer card. The Company sells electronic versions of a Spanish language Bible, the Reina Valera edition, and a German language Bible that is commonly known as the Luther Bible. During the 2000 fiscal year, the Company will market a speaking version of its King James Bible with spoken passages recorded by Johnny Cash.

Medical Publications

     The Pocket PDR/TM/ Medical Book System, comes with two card slots and a broad range of titles. The platform uses Franklin's proprietary microprocessor and has an 8-line screen which is particularly useful when accessing and viewing drug information monographs. Available book cards for the Pocket PDR/TM/ Medical Book System, include the Physicians' Desk Reference, The Merck Manual, The Washington Manual of Medical Therapeutics, The Medical Letter of Adverse Drug Interactions, Harrison's Principles of Internal Medicine Companion Handbook, Drug Interactions and Side Effects, The Sanford Guide to Antimicrobial Therapy, Stedman's Medical Dictionary, and Griffin's Five-Minute Clinical Consult.

     In the 1999 fiscal year, the Company developed two international medical titles as book cards for the Medical Book System: Martindale: The Extra Pharmacopoeia, a best-selling medical in the United Kingdom, and the Spanish translation of Harrison's Principles of Internal Medicine, for a pharmaceutical company based in Spain. The Company is investigating making certain medical titles available for downloading from its website into a variety of hand-held platforms.

     The Company expects to launch a line of BOOKMAN products for pharmacists, initially consisting of two best-selling titles, Drug Facts & Comparisons and The Handbook on Injectable Drugs, which are expected to ship in the summer of 1999.

Entertainment Titles

     The Company sells a Crossword Puzzle Solver electronic book which provides correct spelling for over 250,000 words and phrases from Merriam-Webster's Official Crossword Puzzle Dictionary for use by word puzzle enthusiasts. The Company has also produced the Total Baseball Encyclopedia, The Official Scrabble Players' Dictionary, and Parker's Wine Guide, an authoritative guide to wines and vineyards. The Company is investigating making certain entertainment titles available for downloading from its website into a variety of hand-held platforms.

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

International Titles

     The Company has developed and produced British English versions of its American English electronic reference products for international markets, particularly the United Kingdom and Australia, such as an electronic speller based on a list of over 70,000 words licensed from Harper/Collins, a children's dictionary incorporating databases from the Oxford Children's Dictionary, and the Macquarie dictionary. The Company has monolingual electronic reference products for the French market, electronic reference products for the German-speaking market and a Spanish monolingual dictionary for Spain and South America. The Company has omnibus agreements for publishing electronic reference products with two major European publishers, Bertelsmann and Havas, under which

Franklin has developed titles in hand-held electronic platforms and ROM cards. Havas publishes dictionaries, thesauruses, encyclopedias and other works under the following well known French trademarks: Le Robert, Larousse, Nathan, Dalloz, Masson and Bouquins.

English as a Second Language Products

     The Company has produced bilingual electronic learners' dictionaries based on the Oxford Students' Dictionary of Current English that have English definitions in simplified language. These learners' dictionaries are intended to aid native Arabic, Hebrew, and Korean speakers to learn English as a second language ("ESL"). The Company produces a hand-held electronic tutor that utilizes digitally recorded and compressed speech technology to pronounce a basic vocabulary of English words for the ESL student and provides identification of words through the use of graphic images. The user speaks into a microphone built into the electronic book, which records and plays back the user's pronunciation of a word as well as the proper pronunciation stored in the product, thereby allowing the user to compare the two pronunciations and correct his or her pronunciation as appropriate. The Company is working toward a Chinese/English product to be sold into the worldwide ESL market of native Chinese speakers.

Other Products

     In April 1999, the Company began to sell to retailers in the United States an electronic book under the name Franklin Rocket eBook/TM/ that was developed by Nuvo Media, Inc. ("Nuvo Media"). The Franklin Rocket eBook/TM/ is a hand-held platform for downloading information from the Internet through a PC.

Software Reference/Retrieval Products

     The Company's subsidiary, Proximity Technology, Inc., designs linguistic software that performs spelling error detection and correction, thesaurus and dictionary functions in conjunction with databases of words in 20 languages and dialects. The Company has retrieval software products, such as Friendly Finder, a fuzzy search program for searching databases on PCs. The Company licenses this software for use in computers of all sizes, as well as on the Internet.
The Company competes with Lernout & Hauspie in respect of these software products.


Electronic Organizers

     In 1997, the Company began to sell a line of organizers and databanks under the ROLODEX/R/ trademark which had been licensed by the Company late in 1996. Since acquiring the ROLODEX/R/ Electronics product line, the Company has updated and improved both low priced databanks, that allow users to store and retrieve names and telephone numbers, and higher priced and more advanced personal organizers, that can interface with desktop PCs.

     The Company believes that not only does the hand-held organizer market complement its existing businesses but also that there is potential to improve the market share of the ROLODEX/R/ Electronics business given Franklin's existing competitive strengths.

Personal Computer Companion Products

     In September 1997, the Company began to sell the REX PC Companion line of products, its first computer companion product. The REX card is a credit card sized organizer that downloads a user's personal information, such as schedules, names, addresses and phone numbers, from a PC. The REX product line provides the functionality of a Personal Data Assistant ("PDA") at an ultra-compact size and ultra-low weight. A REX card is the size of a PCMCIA card (sometimes referred to generically as a "PC Card") that fits into an industry standard size PCMCIA slot. Contact, scheduling and other information can be downloaded from a PC to the REX card by inserting the card into a PC card slot in a laptop computer or into a REX cradle which plugs into the serial port of a desktop PC. The REX PC Companion contains software that allows the importation of personal information from popular software packages such as Lotus Organizer, Sidekick, Outlook, ACT! and Microsoft Schedule+. The REX PC Companion line was developed by the Company in a three party strategic alliance with Starfish Software, Inc. ("Starfish"), that provided software development services, and Citizen Watch Company of Japan, that manufactures the REX hand-held product on an exclusive basis for resale by the Company.

     In the 1999 fiscal year, the Company expanded the REX line through improved software functionality with the REX PRO PC companion product, which allows the user to enter data directly on the device, rather than through the PC and provides for synchronization directly to popular software packages.

RESEARCH AND DEVELOPMENT AND CONTENT ACQUISITION

     The Company has a group of approximately 60 persons that performs research and development relating to new electronic information products as well as improvements to existing products. The group also conducts ongoing research in connection with the development of software and hardware for the Company's products. The Company focuses its hardware development efforts on creating new platforms.

     The Company maintains a full-time internal development group of hardware and software engineers dedicated to the critical function of developing proprietary microprocessors and VLSIs that integrate the Company's proprietary microprocessor or general purpose microprocessors and custom design circuits for electronic products. Through this extensive effort the Company is able to reduce the cost of components for its platforms and cards on an ongoing basis. The Company regularly engages in programs to redesign its platforms and to develop new VLSIs for its products.

     The Company is currently developing products utilizing digitally recorded and compressed speech technology. The Company has expertise in and has licensed rights to certain text-to-speech technology ("TTS"), which allows for the synthesis of audible voice through software, and recorded speech compression and decompression technology.

     The Company maintains a program to acquire, commission or develop internally databases that it believes are capable of being effectively adapted to electronic format and that can be positioned and marketed by it in the market that it serves. The Company also receives requests to develop products incorporating specific databases from third-party licensors and customers on an OEM basis. The Company generally obtains a long-term license from the owner of the database and pays the owner a recoupable advance, followed by the payment of royalties based on sales.

MANUFACTURING

     The Company arranges for the assembly of its products by placing purchase orders with established third-party manufacturers in China, Taiwan, Malaysia and Thailand. The Company believes that it could locate alternate manufacturers for its products if any of its current manufacturers is unable, for any reason, to meet the Company's needs.

     The Company designs certain custom integrated circuits, which are manufactured by third parties for use in the Company's products. Franklin also creates the mechanical, electronic and product design for its hardware platforms and designs and owns the tools used in the manufacture of its products. The Company's electronic products are based on the Company's proprietary microprocessor or general purpose microprocessors and custom-designed ROM chips and general purpose static random access memory chips. The Company designs VLSIs that integrate its proprietary or general purpose microprocessors and custom-designed circuits in order to reduce the cost of the components in its platform. In order to minimize the effect of any supplier failing to meet the Company's needs, the Company generally attempts to source these parts from multiple manufacturers. In those cases where the Company chooses to use a single source for economic reasons, alternative suppliers are generally available.

     The Company utilizes its offices in Hong Kong and Tokyo to facilitate component procurement and manufacturing. On-site quality control inspection of electronic products is conducted by its employees in China, Malaysia and Thailand. The Company's products are generally shipped at the Company's expense to its facility in New Jersey, where the Company maintains inspection, quality control, packaging, warehousing, and repair operations for distribution in the United States, and to similar facilities in Europe and elsewhere for its foreign operations.

SALES AND MARKETING

     Franklin's products are marketed domestically through the Company's own sales and marketing force and through independent sales representative organizations, which are supervised by the Company's internal sales department.

Consumer Sales

     Franklin's product are sold in over 30,000 retail establishments in the United States. These are comprised of mass market retailers, discount chains, bookstores, independent electronic stores, department stores and catalog companies such as The Sharper Image. Consumers can also order products directly from Franklin by calling 1-800-BOOKMAN or by visiting the Company's website at franklin.com. The Company sells through several large retail chains, including Radio Shack, Wal-Mart, K-Mart, Service Merchandise, Office Max and Staples.

     Franklin commonly participates in and provides financial assistance for its retailers' promotional efforts, such as in-store displays, catalog and general newspaper advertisements. The Company promotes its products with advertisements in magazines and newspapers. The Company also displays its publications at trade shows, including the Consumer Electronics Show, and advertises in trade magazines.

International Sales

     The Company sells its products worldwide through its wholly-owned, local subsidiaries and a network of independent distributors. Franklin's subsidiary in the United Kingdom markets and distributes British English versions of its products in the United Kingdom. The Company's subsidiaries in France, Canada, Germany, the Benelux countries, Mexico, and Australia, market and distribute the Company's products, including those specifically developed for these markets.
In each of these countries, the Company marketed its products through distributors prior to direct marketing through subsidiaries. The Company has closed its subsidiary in Singapore and is in the process of closing its operations in South Africa.

Global OEM and Vertical Markets

     In 1999, the Company combined its medical, education and OEM operations.

     The Company has licensed databases from respected medical publishers for the rapid delivery of massive, complicated information in a highly portable format for the physician in training and in practice. Selected medical databases are being sold, or are in development, as BOOKMAN cards for the Pocket PDR /TM/ Medical Book System. Sales efforts are augmented by co-marketing efforts with the Company's licensors of medical databases. The Company is also launching a line of BOOKMAN book cards targeted for use by pharmacists in both the hospital and retail settings.

     In fiscal year 1998, the Company produced custom products for third parties, including revisions of an electronic index for Plaza y Janes, a Spanish print publisher, as well as a revision of the index to the Encyclopedie Bordas on behalf of Societe Generale, a print publisher in France. The Company has developed custom products including the Larousse Copiloto for a Spanish print encyclopedia publisher as well as a speaking version of the alMawrid, an Arabic-English bilingual dictionary for sale in the Middle East. The Company continues to pursue opportunities for custom versions of its products.

     The Company sells electronic books directly to educators and school systems throughout the United States. The Company's electronic books are in use in over 20,000 schools in the United States. In addition, custom curriculae have been created in conjunction with electronic books to meet school requirements.


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

     Franklin owns certain trademark rights, including "Franklin/R/", "REX/R/", "BOOKMAN/R/", "Spelling Ace/R/", "Wordmaster/R/", "Next Century/R/" and "Language Master" and has an exclusive license for the mark ROLODEX/R/ Electronics in the United States and various foreign countries.

     Copyrights to certain word lists incorporated in the Company's electronic books are the property of the Company's licensors. The Company owns copyrights in certain programs and algorithms used in, as well as the compilations of, its electronic books.


COMPETITION

     The Company is the market leader for hand-held electronic reference products. The Company's main domestic competitor in the electronic book category is Seiko Instruments USA Inc. ("Seiko"), which markets spelling correctors, thesauruses and dictionaries. The Company faces various degrees of competition at different price points in the consumer market. The Company's major competitor, Seiko, focuses primarily on the modestly-priced end of the market. The Company's main international competitors are Lexibook, which markets French monolingual spelling correctors, thesauruses and dictionaries in France, and Hexaglot, which markets German centric bilinguals and translators in Germany.

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

     Sharp Electronics, Casio, and Royal are the Company's primary competitors in electronic organizers. Competitive factors for electronic organizers and personal computer companion products are size, product quality and reliability, functionality, price, performance, marketing and distribution capability and corporate reputation. The Company believes that it competes effectively in the electronic organizer market in respect of each of the factors.

     A number of prominent electronics manufacturers, including 3Com, Sharp Electronics Corporation, Casio, Royal, Psion, LG Electronics and Hewlett-Packard Company, market palmtop personal organizer products, personal digital assistants, computer peripherals, or general usage personal computers that offer varying degrees of electronic reference capabilities and personal information management functions. Many competitors in this market have greater capital, research and development, marketing and distribution resources than the Company and there can be no assurance that the Company can successfully compete in this market.


EMPLOYEES

     As of June 30, 1999, the Company employed approximately 210 persons in the United States, approximately 30 persons in Asia, and approximately 40 persons in international sales and marketing subsidiaries. None of the Company's employees is represented by a union. The Company believes its relations with its employees are satisfactory.

Merriam-Webster's is a trademark of Merriam-Webster, Inc.; Physicians' Desk Reference and Pocket PDR are trademarks of Medical Economics Data, a division of Medical Economics Company, Inc.; Starfish and Sidekick are trademarks of Starfish Software, Inc.; Lotus is a trademark of IBM; Outlook and Schedule+ are trademarks of Microsoft; Act! Is a trademark of Symantec; ROLODEX/R/ is a registered trademark of Berol Corporation, a division of Newell Rubbermaid Inc.; and Rocket eBook is a trademark of Nuvo Media.

--------------------------------------------------------------------------------
     Except for the historical information contained herein, the matters discussed throughout this report, including, but not limited to, those that are stated as Franklin's belief or expectation or preceded by the word "should" are forward looking statements that involve risks to and uncertainties in Franklin's business, including, among other things, the timely availability and acceptance of new electronic reference products, organizers, and computer companion products, changes in technology, the impact of competitive electronic products, the management of inventories, Franklin's dependence on third party component suppliers and manufacturers, including those that provide Franklin-specific parts, and other risks and uncertainties that may be detailed from time to time in Franklin's reports filed with the Securities and Exchange Commission.
--------------------------------------------------------------------------------

ITEM 2.  PROPERTIES

     The Company owns a 90,000 square foot corporate headquarters in Burlington, New Jersey. The Company believes this new facility will satisfy its foreseeable needs for office, laboratory and warehousing space.

ITEM 3.  LEGAL PROCEEDINGS

     In 1998, the Company was served with a class action complaint in the Superior Court of New Jersey having warranty, negligence, and state consumer statute claims based on an alleged defect in the "to-do list" function of the desktop software provided with the REX PC Companion. On April 5, 1999, the Court signed an Order of Preliminary Settlement Approval scheduling a hearing for August 6, 1999 to consider whether the terms of a proposed settlement of this action are fair. Under the proposed settlement, the Company has agreed to distribute an upgraded version of the software used with the REX/TM/ PC Companion without cost to eligible class members and to pay costs associated with the administration of the settlement, estimated at between $100,000 and $150,000, as well as the fees and expenses awarded to class counsel, up to $235,000.

     The Company is subject to litigation from time to time arising in the ordinary course of its business. The Company does not believe that any such litigation, including the class action litigation identified above, is likely, individually or in the aggregate, to have a material adverse effect on the financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS-NONE

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                              AGE                                         POSITION
----------------------  -----------------------  ------------------------------------------------------------------
Barry J. Lipsky                              48  President and Chief Executive Officer; Director
Gregory J. Winsky                            49  Executive Vice President
Arnold D. Levitt                             62  Interim Chief Financial Officer; Treasurer
Mary Repke                                   44  Senior Vice President, Marketing
Toni M. Tracy                                50  Senior Vice President, Publisher Relations
Daniel Wall                                  47  Senior Vice President; Chief Technology Officer
Robert Fallow                                40  Managing Director, Europe, Middle East and Africa


     Mr. Lipsky joined the Company as Vice President in February 1985. He was elected Executive Vice President in 1997, was named Acting President and Chief Operating Officer in April 1999 and President and Chief Executive Officer in July 1999.

     Mr. Winsky was elected Vice President and Secretary of the Company in June 1984, was elected Senior Vice President in January 1993 and Executive Vice President in July 1999.

     Mr. Levitt joined the Company in May 1999 as Interim Chief Financial Officer and Treasurer. Mr. Levitt has been engaged in consulting as a chief financial officer or senior business adviser for companies in a variety of industries since 1996. Prior to these consulting arrangements, Mr. Levitt was Executive Vice President and Chief Operating Officer of Wico Gaming Supply Corp. Mr. Levitt has owned or was employed as a chief financial officer of a number of companies and also worked in public accounting.

     Ms. Repke joined the Company in September 1998 as Senior Vice President, Marketing. From 1994 to 1998, she was Director of Marketing Consumer Business Products Group for Sharp Electronics Corp.

     Ms. Tracy joined the Company in February 1995 as Vice President of the Company's Medical Division and was elected Vice President, Publisher Relations, of the Company in May 1996. In September 1996, Ms. Tracy was named President of the Medical Division. She was elevated to Senior Vice President in 1998. From 1984 until 1995, Ms. Tracy was employed by Churchill Livingstone, the medical publishing subsidiary of Pearson plc, a British media conglomerate, in a variety of publishing positions and last held the position of Executive Vice President and Publisher of Churchill Livingstone International, an Anglo-American medical publishing enterprise.

     Mr. Wall joined the Company in March 1999 as Senior Vice President and Chief Technology Officer. From 1993 until 1999, Mr. Wall was Vice President, Advanced Product Planning of Telxon Corporation and Senior Vice President, Technical Operations of Metanetics Corporation, a subsidiary of Telxon Corporation.

     Mr. Fallow joined the Company in January 1999 as Managing Director, Europe, Middle East and Africa. From 1997 until 1999, Mr. Fallow was Group Director, Marketing for Orange PLC in the United Kingdom and, for more than five years prior thereto, he was Managing Director, Northern Europe for Reebok NE.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "FEP." The following table sets forth the range of the high and low closing sales prices as reported by the NYSE for the last two fiscal years:

                                                                                                      SALES
                                                                                          ------------------------------
Quarter Ended                                                                                  High             Low
----------------------------------------------------------------------------------------  ---------------  -------------
June 30, 1997...........................................................................         11   1/2          9 3/8
September 30, 1997......................................................................         15   1/4          9 3/8
December 31, 1997.......................................................................         15   7/8         11 3/4
March 31, 1998..........................................................................         14  3/16         11 3/8

June 30, 1998...........................................................................         12  7/16          9 1/8
September 30, 1998......................................................................          9 13/16          7 3/8
December 31, 1998.......................................................................         12 11/16          7 3/4
March 31, 1999..........................................................................         11 13/16          4 5/8

     The approximate number of holders of record of the common stock as of June 17, 1999 was 935.

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

                                                     (In thousands except for per share data)
                                                               Year Ended March 31,
                                            1999         1998         1997         1996          1995
                                         -----------  -----------  ----------  ------------  -------------
STATEMENT OF OPERATIONS DATA
Sales..................................    $103,793     $100,240     $88,650      $100,823        $83,273
Cost of Sales..........................      81,865       57,456      46,074        53,666         46,745
                                           --------     --------     -------      --------        -------
Gross Profit...........................      21,928       42,784      42,576        47,157         36,528
                                           --------     --------     -------      --------        -------

Expenses:
 Sales and marketing...................      28,928       22,303      17,621        17,237         12,822
 Research and development..............       5,740        5,537       5,472         5,544          5,190
 General and administrative............      20,283       12,912       8,534         8,125          7,185
                                           --------     --------     -------      --------        -------
   Total operating expenses............      54,951       40,752      31,627        30,906         25,197
                                           --------     --------     -------      --------        -------
Operating Income (Loss)................     (33,023)       2,032      10,949        16,251         11,331
 Interest expense......................      (3,554)      (3,385)       (775)          (36)           (12)
 Interest and investment income........         674        1,883         560           505             92
                                           --------     --------     -------      --------        -------
Income (Loss) Before Income Taxes......     (35,903)         530      10,734        16,720         11,411
Income Tax (Benefit) Provision.........      (5,712)        (899)      4,079         6,354         (1,000)
                                           --------     --------     -------      --------        -------
Net Income (Loss)......................    $(30,191)    $  1,429     $ 6,655      $ 10,366        $12,411
                                           ========     ========     =======      ========        =======
Net Income (Loss) Per Share:
 Basic.................................      $(3.81)       $0.18       $0.83         $1.33          $1.64
                                           ========     ========     =======      ========        =======
 Diluted...............................      $(3.81)       $0.18       $0.82         $1.25          $1.56
                                           ========     ========     =======      ========        =======
Weighted Average Shares:
 Basic.................................       7,923        8,069       8,006         7,799          7,546
                                           ========     ========     =======      ========        =======

 Diluted...............................       7,923        8,156       8,123         8,281          7,974
                                           ========     ========     =======      ========        =======

                                                                        At March 31,
                                                       ----------------------------------------------
                                                         1999      1998      1997     1996     1995
                                                       --------  --------  --------  -------  -------
BALANCE SHEET DATA
Working Capital......................................  $  4,142  $ 74,783  $ 77,796  $45,824  $38,839
Total Assets.........................................   107,320   136,188   131,055   82,869   70,574
Long-term Liabilities................................     1,541    45,089    44,518      653
Shareholders' Equity.................................    43,045    74,746    73,603   65,538   53,973

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The results of the Company's operations in fiscal 1999 reflect a decline in operating income of approximately $35 million from fiscal 1998, which was primarily the result of an inventory writedown of $13.5 million, a writedown of royalty advances of $6.0 million, planned increases in advertising expenditures of $5.4 million, increased price protection of $3.9 million, the writeoff of $2.3 million of receivables, and restructuring charges (including costs of changes in management), of $2.4 million. Approximately half of the operating income decline was related to the REX/R/ computer companion product line.

       Revenues increased by 4% in fiscal 1999 over fiscal 1998 as increased sales of the REX and ROLODEX/R/ Electronics lines offset a 9% decrease in Franklin/R/ reference sales. The 4% sales increase reflected a 12% sales increase during the first nine months of the 1999 fiscal year offset by a 26% decrease in sales during the fourth quarter. The sales decline related to disappointing sales of the REX product line, including $2.9 million of REX price protection credits, and lower sales of reference products in anticipation of the release in late June 1999 of the Company's upgraded reference product line. In fiscal 1998, revenues had increased by 13% over fiscal 1997 as the Company entered the computer companion market and sold new ROLODEX/R/ Electronics organizer products. The Company expects relatively flat sales from its electronic reference products and modest gains in its ROLODEX/R/ Electronics organizer products in its 2000 fiscal year, and a substantial decline in sales of its REX computer companion products.

     In fiscal 1999, international sales grew 6%, while domestic sales grew 2%. The increase in the Company's sales for fiscal 1998 was primarily attributable to higher domestic sales, which grew 19%, while international sales were only 3% higher. For several years prior to 1998, international growth outpaced domestic growth.

       As a result of the writedowns and price protection referred to in the first paragraph, the gross margins for fiscal 1999 were 49% lower than in fiscal 1998. In fiscal 1998, gross margins had declined with the introduction of REX personal computer companion and ROLODEX/R/ Electronics organizer products.
These products are sold into a more competitive marketplace and do not have the licensed content that forms the basis for the Company's electronic reference products. Prior to the 1998 fiscal year, the Company's gross profit margins increased primarily due to the decline in cost of ROM chips and the Company's cost reduction efforts (which enable the Company to lower its product prices), and the introduction of new products which command higher gross margins.

       Operating expenses increased 35% in fiscal 1999 from fiscal 1998, primarily as a result of the planned increases in advertising and the receivable writeoffs and restructuring charges referred to in the first paragraph. Operating expenses in fiscal 1998 increased from fiscal 1997 both as an absolute matter and as a percentage of sales, mainly because of increases in sales and marketing expenses attributable to increased advertising and to introductions of computer companion and organizer products, as well as $3.3 million in costs related to restructuring the Company. Operating expenses as a percentage of sales had increased in fiscal 1997 primarily because sales decreased.

       The Company expects to report a substantial loss for its June 1999 quarter because of seasonally low sales, lower sales of reference and organizer products in anticipation of the release in late June 1999 of the Company's upgraded product lines, inventory and expense writeoffs pertaining to its Rocket eBook/TM/ product introduced in that quarter, and severance and other charges relating to the Company's restructuring and closing of certain foreign subsidiaries which occurred in that quarter. The Company expects to report a modest profit during the balance of the 2000 fiscal year, primarily as a result of the substantial reductions made by management in operating expenses, including a 15% reduction in personnel, as part of the first quarter restructuring. Management's belief is based on the positive reception accorded by its retailers to the upgraded reference and ROLODEX/R/ Electronics product lines which began to ship in the last two weeks of June 1999.

       The Company is currently evaluating its strategies with respect to the REX product line. The Company questions whether it has adequate financing to continue to bring out new models on a yearly basis and in general to properly market the line. The Company is also evaluating its strategy with respect to the Rocket eBook/TM/ product line. Management is disappointed with the initial sales of the product and questions Franklin's ability to continue its participation in this product line in light of current retail prices.

     Because of the results of operations for the Company's 1999 fiscal year, the Company was in default of certain financial covenants of the agreements pursuant to which its Senior Notes were issued. The Noteholders have waived these defaults. The Company anticipated that the results of its operations for the first quarter of its 2000 fiscal year would cause additional financial covenant defaults. The Noteholders have given a short-term waiver of these defaults. The Company is presently in discussions with the Noteholders to obtain permanent waivers of the first quarter defaults and to restructure the agreements to permit the Company to operate under the agreements going forward. As a result of the defaults, the Senior Notes have been classified as short-term liabilities in the Company's financial statements as required by generally accepted accounting principles.

RESULTS OF OPERATIONS

     The following table summarizes the Company's historical results of operations as a percentage of sales for fiscal 1999, 1998 and 1997:
                             (dollars in thousands)


                                                                                         Year Ended March 31,
                                                                               -----------------------------------------
                                                                                   1999          1998          1997
                                                                               ------------  ------------  -------------
Sales:
  Domestic Sales.............................................................     $ 68,248      $ 66,610        $56,072
  International Sales........................................................       35,545        33,630         32,578
                                                                                  --------      --------        -------
Total Sales..................................................................     $103,793      $100,240        $88,650
                                                                                  ========      ========        =======

As a Percentage of Total Sales:
  Domestic Sales.............................................................         65.8%         66.5%          63.3%
  International Sales........................................................         34.2          33.5           36.7
                                                                                  --------      --------        -------
  Total Sales................................................................        100.0%        100.0%         100.0%
  Cost of Sales..............................................................         78.9          57.3           52.0
  Gross Profit...............................................................         21.1          42.7           48.0

  Expenses:
     Sales and marketing.....................................................         27.9          22.2           19.9
     Research and development................................................          5.5           5.5            6.2
     General and administrative..............................................         19.5          12.9            9.6
                                                                                  --------      --------        -------
       Total operating expenses..............................................         52.9          40.6           35.7
                                                                                  --------      --------        -------

Operating Income (Loss)......................................................        (31.8)          2.0           12.3
  Interest expense...........................................................         (3.4)         (3.4)          (0.8)
  Interest and investment income.............................................          0.6           1.9            0.6
                                                                                  --------      --------        -------
Income (Loss) Before Income Taxes............................................        (34.6)          0.5           12.1
Income Tax (Benefit) Provision...............................................         (5.5)         (0.9)           4.6
                                                                                  --------      --------        -------
Net Income (Loss)............................................................       (29.1)%          1.4%           7.5%
                                                                                  ========      ========        =======

Year Ended March 31, 1999 Compared With Year Ended March 31, 1998

  Sales of $103.8 million for the year ended March 31, 1999 were 4% higher than sales of $100.2 million for the earlier year. The sales increase is attributable to sales of REX computer companion products, which were 54% higher than the year before, and sales of ROLODEX/R/ Electronics products, which were 25% higher than the year before, offset in part by lower sales of electronic reference products, down by 9% on a year to year basis. Sales were also augmented by sales of the Company's new subsidiary, Voice Powered Technology International, Inc. ("VPTI"). Foreign currency fluctuations did not have a significant effect on the Company's results of operations from year to year. Because the Company has largely withdrawn marketing efforts to support sales of the REX product line, it anticipates a substantial decline in sales of REX products in fiscal 2000. The Company expects relatively flat sales of its electronic reference products and a modest increase in sales of its ROLODEX/R/ Electronics products in fiscal 2000.

     The results of operations reflect a decline in operating income of approximately $35 million from March 31, 1998 to March 31, 1999, which was primarily the result of an inventory writedown of $13.5 million, a writedown of royalty advances of $6.0 million, planned increases in advertising expenditures of $5.4 million, increased price protection of $3.9 million, the write-off of $2.3 million of receivables including a receivable due from Service Merchandise of $1.8 million, and restructuring charges, including costs of changes in management, of $2.4 million. Approximately half of the operating income decline was related to the REX product line.

     Cost of sales increased from $57.5 million in fiscal 1998 to $81.9 million in fiscal 1999, primarily as a result of the inventory writedown. General and administrative expenses increased from $12.9 million to $20.3 primarily as a result of the other writedowns and restructuring charges and increased personnel costs. Sales and marketing expenses increased from $22.3 million to $28.9 million primarily due to increased expenditures for advertising and marketing of the REX product line. Research and development expenses were relatively constant at $5.5 million last year and $5.7 million this year. Net interest expense was $1.4 million higher than last year. Interest expense of $3.6 million, mainly in connection with interest paid on the Company's Senior Notes, exceeded interest income of $0.7 million from the Company's investments.


Year Ended March 31, 1998 Compared With Year Ended March 31, 1997

     Sales of $100.2 million for the year ended March 31, 1998 were 13% higher than sales of $88.7 million for the year ended March 31, 1997. The sales increase was attributable to higher sales in the domestic consumer market, including sales of the REX computer companion product which began in September 1997. Growth of international sales, which had outpaced domestic sales growth over the past two years, slowed to 3% primarily due to declines in sales in the United Kingdom and France. Foreign currency fluctuations did not have a significant effect on the Company's results of operations from year to year.

     Gross profits were unchanged at $42.8 million in fiscal 1998 compared with $42.6 million in fiscal 1997, notwithstanding the large increase in sales. Gross profit margins decreased from 48% in fiscal 1997 to 43% in fiscal 1998 as a result of product mix shifting toward personal computer companion and organizer products that bear smaller profit margins because these products are sold into more competitive markets and do not have the content of reference products.

     Total operating expenses increased from $31.6 million to $40.8 million in fiscal 1998. Sales and marketing expenses increased from $17.6 million to $22.3 million primarily due to increased expenditures for advertising and marketing in both domestic and international operations. Research and development expenses were constant at $5.5 million from year to year. General and administrative expenses increased from $8.5 million to $12.9 million due to charges of $3.3 million, primarily related to the contractual commitment to the former Chairman and Chief Executive Officer under his employment agreement on his departure from the Company, the costs of restructuring foreign operations, and the costs relating to the Company's evaluation of strategic alternatives, and increased personnel costs primarily in connection with the start up of new international subsidiaries and in connection with the acquisition of the ROLODEX/R/ Electronics line. Net interest expense was $1.3 million higher than the prior year. Interest expense of $3.4 million, mainly in connection with interest paid on the Company's Senior Notes, exceeded interest income of $1.9 million from the Company's investments.


INFLATION AND CURRENCY TRANSACTIONS

     Inflation has had no significant effect on the operations of the Company for the three years ended March 31, 1999. However, competitive pressures and market conditions in the future may limit the Company's ability to increase prices to compensate for general inflation or increases in prices charged by suppliers.

     The Company's operating results may be affected by fluctuations in currency exchange rates. The Company does not enter into transactions to hedge its exposure to fluctuations in the currency markets.

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

     The following table sets forth unaudited net sales for each of the Company's last twelve fiscal quarters:

                             (DOLLARS IN THOUSANDS)

                                       Quarter Ended        Quarter Ended       Quarter Ended          Quarter Ended
                                          June 30             September 30         December 31           March  31
                                   -------------------   -------------------   -----------------   ---------------------
Fiscal 1999......................        $21,041               $32,089            $34,502               $16,161
Fiscal 1998......................         16,614                25,782             36,016                21,828
Fiscal 1997......................         15,071                24,231             31,986                17,362

FUTURE INCOME TAX BENEFITS

     As a result of the losses the Company has filed for income tax refunds of $3.6 million and has future income tax benefits of $10.7 million which can be utilized against future earnings. Further, as a result of the VPTI acquisition, the Company has future income tax benefits of $9.1 million which can be utilized against future earnings of VPTI. The Company has provided an income tax valuation allowance of $14.1 million against these tax assets. The remaining balance represents the amount that the Company believes that it can reasonably expect to utilize in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash, cash equivalents and short-term investments of $18.9 million at March 31, 1999 compared with $33.9 million at March 31, 1998. The decrease of $15.0 million was primarily attributable to the net loss for the year and to the purchase of Company common shares for $2.3 million. In April, 1999, a principal payment of $6.0 million was made on the Senior Notes.

     Because of the results of operations for the Company's 1999 fiscal year, the Company was in default of certain financial covenants of the agreements pursuant to which its Senior Notes were issued pertaining to EBITDA coverage of interest expense and fixed charges and requiring a minimum consolidated net worth of $52.5 million. The Noteholders have waived these defaults. The Company anticipated that the results of its operations for the first quarter of its 2000 fiscal year would cause additional financial covenant defaults. The Noteholders have given a short-term waiver of these defaults. All payments of interest and principal on the Senior Notes have been paid when due. The Company is presently in discussions with the Noteholders to obtain permanent waivers of the first quarter defaults and to restructure the agreements to permit the Company to operate under the agreements going forward. The Company is also negotiating with several financial institutions to obtain a new credit facility which will provide funds for a partial payment of the Senior Notes and to meet seasonal working capital requirements, if necessary. Such new credit facility would require approval of the Noteholders. No assurance can be given that the Company will be successful in obtaining permanent waivers or in restructuring the agreements on acceptable conditions or of entering into a new credit facility. As a result of the defaults, the Senior Notes have been classified as short-term liabilities in the Company's financial statements as required by generally accepted accounting principles.

     The Company has no material commitments for capital expenditures in the next twenty-four months.

YEAR 2000 COMPLIANCE

     The Company evaluates on a continuous basis software enhancements and updates based on new technologies to improve its information systems. The Company has finished its assessment of its current systems that support the Company's operations in conjunction with year 2000 compliance. The Company has substantially completed remediation of its existing operational software to insure functionality and continued operations beyond the year 2000. The Company expects to complete such remediation by September 30, 1999. The cost of remediation is estimated to be approximately $500,000, of which approximately $250,000 was expensed during the year ended March 31, 1999 and $90,000 was expensed in the prior fiscal year. The remainder is expected to be expensed as incurred. The Company does not believe that the failure of any customer to be year 2000 compliant would have a material adverse effect on the financial condition of the Company. The Company is in the process of evaluating the progress of its major suppliers toward year 2000 compliance. The Company is developing contingency plans in this regard.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                             PAGE
                                                                                                             ----

INDEPENDENT AUDITOR'S REPORT..............................................................................     21
CONSOLIDATED STATEMENT OF OPERATIONS
Years ended March 31, 1999, 1998 and 1997.................................................................     22
CONSOLIDATED BALANCE SHEETS
March 31, 1999 and 1998...................................................................................     23
CONSOLIDATED STATEMENT OF CASH FLOWS
Years ended March 31, 1999, 1998 and 1997.................................................................     24
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Years ended March 31, 1999, 1998 and 1997.................................................................     25
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended March 31, 1999, 1998 and 1997.................................................................     26

                          INDEPENDENT AUDITOR'S REPORT

Shareholders and Directors
Franklin Electronic Publishers, Incorporated
Burlington, New Jersey 08016

     We have audited the accompanying balance sheet of Franklin Electronic Publishers, Incorporated and subsidiaries as of March 31, 1999 and March 31, 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklin Electronic Publishers, Incorporated and subsidiaries as of March 31, 1999 and March 31, 1998, and the results of its operations and cash flows for each of the three years ended March 31, 1999 in conformity with generally accepted accounting principles.

                              RADIN, GLASS & CO., LLP
                              Certified Public Accountants

New York, New York
June 10, 1999

                 FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands, except for per share data)


                                                   Year Ended March 31,
                                   ----------------------------------------------------
                                        1999              1998              1997
                                   ----------------  ----------------  ----------------
SALES                              $       103,793   $       100,240   $          88,650
COST OF SALES                               81,865            57,456              46,074
                                  ----------------  ----------------    ----------------

GROSS PROFIT                                21,928            42,784              42,576
                                  ----------------  ----------------    ----------------

EXPENSES:
     Sales and marketing                    28,928            22,303              17,621
     Research and development                5,740             5,537               5,472
     General and administrative             20,283            12,912               8,534
                                  ----------------  ----------------    ----------------
        Total operating expenses            54,951            40,752              31,627
                                  ----------------  ----------------    ----------------

OPERATING INCOME (LOSS)                    (33,023)            2,032              10,949
     Interest expense                       (3,554)           (3,385)               (775)
     Interest and investment income            674             1,883                 560
                                  ----------------  ----------------    ----------------
INCOME (LOSS) BEFORE INCOME TAXES          (35,903)              530              10,734
INCOME TAX (BENEFIT) PROVISION              (5,712)             (899)              4,079
                                  ----------------  ----------------    ----------------

NET INCOME (LOSS)                  $       (30,191)  $         1,429   $           6,655
                                   ===============   ===============     ===============

NET INCOME (LOSS) PER SHARE:
     Basic                         $         (3.81)  $          0.18   $            0.83
                                   ===============   ===============     ===============
     Diluted                       $         (3.81)  $          0.18   $            0.82
                                   ===============   ===============     ===============

WEIGHTED AVERAGE SHARES:
     Basic                                   7,923             8,069               8,006
                                   ===============   ===============     ===============
     Diluted                                 7,923             8,156               8,123
                                   ===============   ===============     ===============


                See notes to consolidated financial statements.

                 FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                                1999           1998
                                                                                            -----------    -----------
                                        ASSETS
CURRENT ASSETS:
     Cash and cash equivalents (Notes 3 and 7)                                                  $12,870        $33,923
     Investments in limited partnerships (Note 3)                                                 6,045              -
     Accounts receivable, less allowance for doubtful accounts of $928 and $903                  17,225         16,684
     Inventories (Note 4)                                                                        23,934         34,692
     Deferred income tax asset (Note 13)                                                              -          1,677
     Income tax receivable                                                                        3,601            898
     Prepaids and other assets                                                                    3,201          3,262
                                                                                            -----------    -----------
     TOTAL CURRENT ASSETS                                                                        66,876         91,136
                                                                                            -----------    -----------
PROPERTY AND EQUIPMENT (Note 5)                                                                   9,094         10,712
                                                                                            -----------    -----------
OTHER ASSETS:
     Deferred income tax asset (Note 13)                                                          5,700              -
     Trademark, less accumulated amortization of $972 and $583 (Note 9)                          14,576         14,964
     Advance royalties and licenses                                                               1,580          5,577
     Software development costs                                                                   5,338          5,360
     Other assets                                                                                 4,156          8,439
                                                                                            -----------    -----------
     TOTAL OTHER ASSETS                                                                          31,350         34,340
                                                                                            -----------    -----------
     TOTAL ASSETS                                                                              $107,320       $136,188
                                                                                            ===========    ===========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued expenses (Note 6)                                             $19,136       $ 15,950
     Notes payable (Note 7)                                                                      40,000              -
     Mortgage note payable (Note 7)                                                               3,479              -
     Current portion of long-term liabilities - Other                                               119            403
                                                                                            -----------    -----------
     TOTAL CURRENT LIABILITIES                                                                   62,734         16,353
                                                                                            -----------    -----------
LONG-TERM LIABILITIES (Note 7)
     Notes payable                                                                                    -         40,000
     Mortgage note payable                                                                            -          3,479
     Other liabilities                                                                            1,541          1,610
                                                                                            -----------    -----------
     TOTAL LONG-TERM LIABILITIES                                                                  1,541         45,089
                                                                                            -----------    -----------
SHAREHOLDERS' EQUITY: (Note 11)
     Preferred stock, $2.50 par value, authorized 10,000,000 shares none
        issued or outstanding                                                                         -              -
     Common stock, no par value, authorized 50,000,000 shares, issued
     and outstanding, 7,832,955 and 8,072,026 shares                                             48,784         50,489
     Retained earnings (deficit)                                                                 (4,942)        25,249
     Foreign currency translation adjustment (Note 12)                                             (797)          (992)
                                                                                            -----------    -----------
     TOTAL SHAREHOLDERS' EQUITY                                                                  43,045         74,746
                                                                                            -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                     $107,320       $136,188
                                                                                            ===========    ===========
                                          See notes to consolidated financial statements

                 FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)

                                                                          Year Ended March 31,
                                                                -------------------------------------
                                                                     1999           1998        1997
                                                                -------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                               $   (30,191)  $     1,429   $   6,655
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
      Depreciation and amortization                                   6,010         5,871       4,909
      Provision for losses on accounts receivable                     2,481            75          83
      Provision for inventory revaluation                            13,490             -           -
      Write-down of carrying value of royalties & other assets        6,159             -           -
      Loss on disposal of property and equipment                        299            43          13
      Deferred income taxes                                          (1,280)          446        (399)
      Source (use) of cash from change in operating
       assets and liabilities:
        Accounts receivable                                          (3,138)       (6,439)      2,905
        Inventories                                                  (2,731)       (3,118)      5,177
        Prepaids and other assets                                    (1,439)         (838)       (116)
        Accounts payable and accrued expenses                         3,184         1,894      (4,298)
      Other, net                                                        (45)            -           -
                                                                 -------------------------------------
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (7,201)         (637)     14,929
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                             (1,458)       (2,419)     (2,671)
      Proceeds from sale of property and equipment                      107           118         107
      Software development costs                                     (1,925)       (2,100)     (2,440)
      Investments in limited partnerships                            (6,000)            -           -
      Change in other assets                                         (2,360)       (5,866)     (3,468)
      Cash paid for acquisitions, net of cash acquired                    -          (304)    (17,526)
                                                                 -------------------------------------
      NET CASH USED IN INVESTING ACTIVITIES                         (11,636)      (10,571)    (25,998)
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of Notes                                     -             -      40,000
      Proceeds from mortgage                                              -             -       4,260
      Principal payments of mortgage                                   (284)         (284)       (213)
      Proceeds from issuance of common shares                           274           121         162
      Income tax credit-stock options                                     -             -       1,196
      Purchase of common shares                                      (2,332)            -           -
      Other liabilities                                                 (69)          794         103
                                                                 -------------------------------------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            (2,411)          631      45,508
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 195          (540)       (226)
                                                                 -------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (21,053)      (11,117)     34,213
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     33,923        45,040      10,827
                                                                 -------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $    12,870   $    33,923   $  45,040
                                                                 =====================================

SUPPLEMENTAL DATA:
      Cash paid during the year:
        Income taxes                                            $    (2,100)  $       851   $   3,472
        Interest                                                $     3,429   $     3,377   $     741
SCHEDULE OF NON-CASH FINANCING ACTIVITIES
      Purchase and retirement of treasury shares received under
         employee stock option plan and warrants exercised      $         -   $        96   $   1,582
      Issuance of common shares related to acquisition          $         -   $             $     152


                  See notes consolidated financial statements

                 FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                               AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     (in thousands, except for share data)

                                                                                                        Accumulated
                                                                     Common Stock                          Other         Total
                                                                -------------------------   Retained   Comprehensive   Shareholders'
                                                                   Shares       Amount      Earnings      Income*        Equity
                                                                -----------  ------------  ----------  -------------  ------------
BALANCE - MARCH 31, 1996                                          7,861,715     $  48,599   $  17,165       $   (226)    $  65,538
      Issuance of common shares under employee stock option
       plan                                                          43,121           509           -              -           509
      Issuance of shares and amortization of deferred
       compensation expense for shares issued for services
       (unearned portion $290)                                       27,150           126           -              -           126
      Issuance of common shares for warrants exercised              189,993         1,235           -              -         1,235
      Issuance of common shares related to acquisition                6,748           152           -              -           152
      Purchase and retirement of treasury shares received under
       employee stock option plan and warrants exercised            (68,594)       (1,582)          -              -        (1,582)
      Income tax credit - stock options                                   -         1,196           -              -         1,196
      Income for the period                                               -             -       6,655              -         6,655
      Foreign currency translation adjustment                             -             -           -           (226)         (226)
                                                                -----------  ------------  ----------  -------------  ------------
BALANCE - MARCH 31, 1997                                          8,060,133        50,235      23,820           (452)       73,603
                                                                ===========  ============  ==========  =============  ============

      Issuance of common shares under
       employee stock option plan                                    25,960           217           -              -           217
      Issuance of shares and amortization
       of deferred compensation expense for shares
       issued for services (unearned portion $67)                    (7,300)          133           -              -           133
      Purchase and retirement of treasury
       shares received under employee stock
       option plan                                                   (6,767)          (96)          -              -           (96)
      Income for the period                                               -             -       1,429              -         1,429
      Foreign currency translation adjustment                             -             -           -           (540)         (540)
                                                                -----------  ------------  ----------   ------------  ------------
BALANCE - MARCH 31, 1998                                          8,072,026        50,489      25,249           (992)       74,746
                                                                ===========  ============  ===========  ============  ============

      Issuance of common shares under
       employee stock option plan                                    29,877           274           -              -           274
      Issuance of shares and amortization
       of deferred compensation expense for
       shares issued for services
       (unearned portion $8)                                          5,052            47           -              -            47
      Value of stock options granted                                      -           306           -              -           306
      Purchase and retirement of common shares                     (274,000)       (2,332)          -              -        (2,332)
      Loss for the period                                                 -             -     (30,191)             -       (30,191)
      Foreign currency translation adjustment                             -             -           -            195           195
                                                                -----------  ------------  -----------  ------------  ------------
BALANCE - MARCH 31, 1999                                          7,832,955     $  48,784   $   (4,942)     $   (797)    $  43,045
                                                                ===========  ============  ===========  ============  ============

      * Comprehensive income, i.e., net income (loss), plus, or less, other comprehensive income, totaled $(29,996) in 1999, $889 in 1998 and $6,429 in 1997.

                See notes to consolidated financial statements.

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (In thousands, except share and per share data)


1. LINE OF BUSINESS

     Franklin Electronic Publishers, Incorporated and its wholly-owned subsidiaries (the "Company") design, develop, publish, and distribute electronic reference products and related software. Other activities represent less than 10% of sales, operating income and identifiable assets.


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

Trademark and Goodwill:

     Trademark and Goodwill are recorded at cost. The ROLODEX/R/ Electronics trademark is being amortized over a 40-year period. Goodwill of purchased businesses is being amortized over a 30-year period.

Right of Return and Refurbishing Costs:

     The Company initiates special programs with customers, generally to test market certain products, promotions or market segments. These arrangements normally require the customer to pay for the merchandise under normal terms.
The Company defers the recognition of certain revenues from these programs until such time as the revenue recognition requirements of Statement of Financial Accounting Standard (SFAS) No. 48, "Revenue Recognition when Right of Return Exists", are met.

     The Company's sales are made with the right of exchange for defective products within one year from the original retail purchase. The Company provides for the cost of refurbishing such products.

Price Protection:

     The Company maintains a policy of providing price protection to its dealers under which the Company issues credits in the event it reduces its prices.
These credits are generally computed by multiplying either the number of units purchased within ninety days prior to the price reduction or the number of units on hand at retail at the time of the price reduction by the dollar amount of the price reduction. A provision for the related reduction in sales is made at such time as the Company determines that a price reduction will be effective or is reasonably anticipated.

Software Development Costs:

     The capitalization of such costs and the related amortization is in accordance with SFAS No. 86. Software costs, which are capitalized after technological feasibility is established, totaled $1,925, $2,100 and $2,440 for the fiscal years ended March 31, 1999, 1998, and 1997, respectively.

     Amortization included in the accompanying Consolidated Statement of Operations for fiscal years ended March 31, 1999, 1998, and 1997, was $1,947, $1,721 and $1,375, respectively.

Advertising Costs:

     Advertising costs are expensed as incurred except for direct response advertising, the costs of which are deferred and amortized over the period the related sales are recorded.

Fair Value of Financial Instruments:

     The carrying amounts reported in the balance sheet for cash, trade receivables, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. The carrying amount of the Company's borrowings under the Senior Notes approximates fair value.

Accounting for Long-Lived Assets:

     The Company reviews long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. At March 31, 1999, the Company believes that there has been no impairment of its long-lived assets.

Income Taxes:

     The Company utilizes the liability method of accounting for income taxes as set forth in SFAS 109, "Accounting for Income Taxes". Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Earnings (Loss) Per Share:

     On December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share." Earnings per common share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. The earnings per common share, assuming dilution, computation gives effect to all dilutive potential common shares during the period. The computation assumes that the outstanding stock options and warrants were exercised and that the proceeds were used to purchase common shares of the Company. The earnings per share computation for the year ended March 31, 1997 has been restated to reflect this new standard.

Stock Based Compensation:

     The Company accounts for stock transactions in accordance with APB Opinion No. 25, "Accounting For Stock Issued To Employees." Accordingly, no compensation is recorded on the issuance of employee stock options at fair market value.

3. CASH AND CASH EQUIVALENTS

     The Company classifies as cash equivalents highly liquid investments with maturities of less than ninety days totaling $4,552 and $32,608 at March 31, 1999 and 1998, respectively. The Company redeemed its investment in limited partnerships in the first quarter of the next fiscal year.


4. INVENTORIES

     Inventories consist of the following:

                                                                                     March 31,
                                                                   --------------------------------------------
                                                                           1999                     1998
                                                                   -------------------     --------------------
  Finished products                                                            $18,278                  $29,528
  Component parts                                                                5,656                    5,164
                                                                   -------------------     --------------------
                                                                               $23,934                  $34,692
                                                                   ===================     ====================


5. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                                     March 31,
                                                                   --------------------------------------------
                                                                           1999                     1998
                                                                   -------------------     --------------------
  Land                                                                         $   854                  $   849
  Building and improvements                                                      5,660                    5,649
  Furniture and equipment                                                        6,244                    5,993
  Tooling                                                                        5,107                    4,419
  Computer software purchased                                                    1,859                    1,855
                                                                   -------------------     --------------------
                                                                                19,724                   18,765
  Accumulated depreciation                                                      10,630                    8,053
                                                                   -------------------     --------------------
                                                                               $ 9,094                  $10,712
                                                                   ===================     ====================


6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following:

                                                                                     March 31,
                                                                   --------------------------------------------
                                                                           1999                     1998
                                                                   -------------------     --------------------
  Trade accounts payable                                                       $ 4,134                  $ 7,164
  Accrued payroll, bonus, payroll benefits and taxes                             4,010                    4,769
  Accrued restructuring costs                                                    3,103                      400
  Accrued sales allowances                                                       3,739                      462
  Accrued royalties                                                                608                    1,154
  Accrued expenses  other                                                        3,542                    2,001
                                                                   -------------------     --------------------
                                                                               $19,136                  $15,950
                                                                   ===================     ====================

7. LONG-TERM LIABILITIES

     Long-term liabilities consist of the following:

                                                                                     March 31,
                                                                   --------------------------------------------
                                                                           1999                     1998
                                                                   -------------------     --------------------
  Senior Notes payable                                                         $40,000                  $40,000
  Mortgage note payable                                                          3,479                    3,763
  Other                                                                          1,660                    1,729
                                                                   -------------------     --------------------
                                                                                45,139                   45,492
  Less current portion                                                          43,598                      403
                                                                   -------------------     --------------------
                                                                               $ 1,541                  $45,089
                                                                   ===================     ====================


     During the year ended March 31, 1997, the Company sold $40,000 of 10-year promissory notes (the "Senior Notes") to institutional investors. Under the agreements, the Senior Notes mature on March 31, 2007 and as of March 31, 1999 carry an interest rate of 8.96% per year. Principal payments are required over seven years starting at the end of the fourth year. The Senior Note agreements contain normal financial covenants, including a restriction on dividends and other restricted payments in excess of $7,500, subject to adjustments for earnings and sales of common stock. The Senior Note agreements contain a prepayment penalty and a provision for repurchase should there be a change of control, in addition to financial covenants. A principal payment of $6,000 was made in April 1999, reducing the outstanding balance of the Senior Notes to $34,000.

  During the year ended March 31, 1997, the Company obtained a $4,260 mortgage on its new facility in Burlington, New Jersey. The mortgage carries an interest rate of 1% over LIBOR (4.9% at March 31, 1999) and matures on June 28, 2006. In July, 1999 the interest rate was adjusted to 1% over the prime rate. The Company has the option to convert the mortgage to a fixed interest rate.

  Because of the results of operations for the Company's 1999 fiscal year, the Company was in default of certain financial covenants of the agreements pursuant to which its Senior Notes were issued pertaining to EBITDA coverage of interest expense and fixed charges and requiring a minimum consolidated net worth of $52.5 million. The Noteholders have waived these defaults. The Company anticipated that the results of its operations for the first quarter of its 2000 fiscal year would cause additional financial covenant defaults. The
Noteholders have given a short-term waiver of these defaults. Any default under the Senior Notes, would also result in default of the agreement pursuant to which its headquarters facility is mortgaged. All payments of interest and principal on the Senior Notes and the Mortgage have been paid when due. The Company is presently in discussions with the Noteholders to obtain permanent waivers of the first quarter defaults and to restructure the agreements to permit the Company to operate under the agreements going forward.

     The Company is also negotiating with several financial institutions to obtain a new credit facility which will provide funds for a partial payment of the Senior Notes and to meet seasonal working capital requirements, if necessary. Such new credit facility would require approval of the Noteholders. However, no assurances can be given that the Company will be successful in obtaining permanent waivers or in restructuring these agreements on acceptable conditions. The Senior Notes and the Mortgage debt have been classified as short-term liabilities as required by generally accepted accounting principles.

     The maturities of long-term liabilities under the original agreements, for the five years after March 31, 1999 are as follows:

                              Years Ending March 31,
----------------------------------------------------------------------------------
2000                        $  403                         2003             $6,117
2001                        $6,117                         2004             $6,117
2002                        $6,117

8. ADVERTISING AND MEDIA COSTS

  Advertising costs for the years ended March 31, 1999, 1998 and 1997 were $12,256, $7,626 and $6,632, respectively. Deferrals of direct response advertising were not material.

  The Company has sold certain products in exchange for credits entitling the Company to purchase media placements, travel and other items. Such products are expected to be sold so as not to compete with the Company's normal distribution. These credits have been recorded at their estimated fair market value, which is less than their face amount.


9. TRADEMARK

  During the year ended March 31, 1997, the Company acquired the trademark license of the ROLODEX/R/ Electronics product line and certain other assets from Insilco Corporation. The purchase price exceeded the fair value of the net assets acquired by $15,547, which is being amortized over 40 years.


10. COMMITMENTS

Lease Commitments:

  Rent expense under all operating leases was $1,180, $1,110 and $858 for the years ended March 31, 1999, 1998 and 1997, respectively. The future minimum rental payments to be made under non-cancellable operating leases, principally for facilities, as of March 31, 1999 were as follows:

                              Years Ending March 31,
----------------------------------------------------------------------------------
2000                          $642                         2003               $302
2001                          $540                         2004               $231
2002                          $351

Royalty Agreements:

  The Company acquires the rights to reference works and databases from various publishers and technology companies under renewable contracts of varying terms. Royalties and license fees are based on a per unit charge or as a percentage of revenue from products utilizing such databases or software licenses.

Litigation:

  In 1998, the Company was served with a class action complaint in the Superior Court of New Jersey having warranty, negligence, and state consumer statute claims based on an alleged defect in the "to-do list" function of the desktop software provided with the REX PC Companion. On April 5, 1999, the Court signed an Order of Preliminary Settlement Approval scheduling a hearing for August 6, 1999, to consider whether the terms of a proposed settlement of this action are fair. Under the proposed settlement, the Company has agreed to distribute an upgraded version of the software used with the REX PC Companion without cost to eligible class members and to pay costs associated with the administration of the settlement, estimated at between $100 and $150, as well as the fees and expenses awarded to class counsel, up to $235. The Company has provided for such costs in the financial statements.

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

11. SHAREHOLDERS' EQUITY

Restricted Stock Plan and Unearned Portion of Common Stock Issued for Services:

  The Company maintains a Restricted Stock Plan which provides for the grant of shares of common stock for services. The shares are subject to a restriction on transfer which requires the holder to remain employed by the Company for up to three years in order to receive the shares. As of March 31, 1999, under the Plan, 25,100 shares of common stock were available for distribution by the Board of Directors.

Employee Stock Options:

  Under the 1998 Plan, 750,000 shares of the Company's common stock have been reserved for issuance. The Plan authorizes the Company to grant options to purchase shares of common stock to key employees, consultants and outside directors of the Company.

  The Plan provides for granting of options to purchase shares of common stock at not less than the fair market value on the date of grant for incentive stock options and at not less than 75% of the fair market value on the date of grant for non--incentive stock options. An option may not be granted for a period in excess of ten years from the date of grant. Options are not transferable by the optionee other than upon death.

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

  During the year ended March 31, 1999, the Company granted the former President of the Company 35,000 options at a price less than the market price of the stock on the grant date. The weighted-average exercise price and weighted average fair value of the options granted at less than market at March 31, 1999 was $3.50 and $1.88. These options are included in the computation of weighted-average fair value of stock options granted during the year ended March 31, 1999. The Company has also recorded the excess of market price over option price of $306 at date of grant as compensation expense for the year ended March 31, 1999.

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

  For disclosure purposes, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock options granted during the years ended March 31, 1999, 1998, and 1997, respectively: annual dividends of $0.00 for all years, expected volatility of 55.0%, 46.6% and 46.6%, risk-free interest rate of 5.6%, 5.7% and 6.0% and expected life of five years for all grants. The weighted-average fair value of the stock options granted during the years ended March 31, 1999, 1998, and 1997 was $5.32, $5.50, and $9.48,
respectively.

  If the Company recognized compensation cost for the employee stock option plan in accordance with SFAS No. 123, the Company's pro-forma net (loss) income and
(loss) earnings per share would have been $(32.0) million and $(4.06) in 1999, $0.1 million and $0.01 in 1998, and $5.8 million and $0.72 in 1997. The SFAS No. 123 method of accounting does not apply to options granted prior to March 31, 1995 and, accordingly, the resulting pro-forma compensation cost may not be representative of that to be expected in future years.

  The following table summarizes the changes in options outstanding and the related price ranges for shares of the Company's common stock:

                                                                                          Stock Options
                                                                     -----------------------------------------------------
                                                                               Shares                  Weighted Average
                                                                                                        Exercise Price
                                                                     -----------------------      ------------------------
Outstanding at March 31, 1996                                                        648,204                        $18.47
  Granted Exercised                                                                  376,301                         19.32
  Exercised                                                                          (43,121)                        11.80
  Expired or cancelled                                                               (39,543)                        25.70
  Adjustment due to "like-value exchange"                                            (84,707)                            -
                                                                     -----------------------
Outstanding at March 31, 1997                                                        857,134                         14.44
  Granted Exercised                                                                  464,500                         11.79
  Exercised                                                                          (25,960)                         8.38
  Expired or cancelled                                                              (281,200)                        15.10
                                                                     -----------------------
Outstanding at March 31, 1998                                                      1,014,474                         13.21
  Granted Exercised                                                                  716,000                          9.89
  Exercised                                                                          (29,877)                         9.19
  Expired or cancelled                                                              (110,867)                        13.40
                                                                     -----------------------
Outstanding at March 31, 1999                                                      1,589,730                         15.13
                                                                     =======================

The following table summarizes information about stock options outstanding at March 31, 1999:

                                           Options outstanding                                 Options Exercisable
                   ------------------------------------------------------------------  ------------------------------------
                                            Weighted Average      Weighted Average                        Weighted Average
 Range of Exercise         Number              Remaining           Exercise Price          Number          Exercise Price
      Prices             Outstanding        Contractual Life                             Exercisable
--------------------- ------------------ ------------------------ -------------------  ------------------ -----------------
      $ 3.00-$ 8.44            236,838                    6.44               $ 6.41             97,923               $ 4.79
        8.75- 10.13            367,002                    8.91                 9.33             79,188                10.13
       11.00- 12.25            426,001                    8.51                11.95             89,501                11.45
       12.38- 14.00            278,321                    6.37                13.78            253,837                13.76
       14.25- 31.63            281,568                    6.42                17.39            203,242                18.35
                        --------------                                                   -------------
      $ 3.00-$31.63          1,589,730                                                         723,691
                        ==============                                                   =============


  Options exercisable and the weighted average exercise price at March 31, 1998 and March 31, 1997 were 581,590 options and $13.69, and 386,016 options and $13.58, respectively.

12. FOREIGN CURRENCY TRANSLATION

  Unrealized gains and losses resulting from translating foreign subsidiaries' assets and liabilities into U.S. dollars are deferred in an equity account on the balance sheet until such time as the subsidiary is sold or liquidated.

  The Company in the past had entered into foreign exchange forward contracts with financial institutions to limit its exposure to loss resulting from the fluctuations in the currency markets on anticipated cash flows associated with certain firmly committed transactions. During the year ended March 31, 1999 the Company discontinued such hedging transactions. As of March 31, 1999, the Company had no outstanding foreign exchange contracts. As of March 31, 1998, the Company had approximately $18,650, of outstanding foreign exchange contracts for the purchase or sale of foreign currencies. The major currency exposures hedged were the Japanese Yen, the British Pound, the French Franc, and the German Mark. The deferred gains and losses on such contracts were immaterial at March 31, 1998 and 1997. The duration of these hedging transactions generally did not exceed one year. Unrealized gains and losses on foreign exchange forward contracts designated as hedges were deferred and recognized in income in the same period as the hedged transactions.


13. INCOME TAXES

  The components of the net deferred tax asset are the following:

                                                                                     March 31,
                                                                   --------------------------------------------
                                                                           1999                     1998
                                                                   -------------------     --------------------
  US loss carryforward- Franklin                                               $ 2,902                   $    -
  US loss carryforward- VPTI (Note 16)                                           9,100                        -
  Foreign loss carryforwards                                                       277                      358
  Inventory valuation allowances                                                 3,316                      276
  Other items deductible in future years                                         4,233                    1,043
                                                                   -------------------     --------------------
                                                                                19,828                    1,677
  Deferred income tax valuation allowance                                       14,128                        -
                                                                   -------------------     --------------------
                                                                               $ 5,700                   $1,677
                                                                   ===================     ====================

  Deferred income taxes result from temporary differences between income tax and financial reporting computed at the effective income tax rate. A valuation allowance has been provided to reduce the deferred income tax asset to the amount which is expected, more likely than not, to be realized.

  The loss carryforward of Voice Powered Technology International, Inc. ("VPTI") (Note 16) can be offset against future taxable income of VPTI and of Franklin under certain circumstances. The deferred asset relating to VPTI's loss carryforward has been offset by a valuation allowance.

  The income tax provision (benefit) consists of the following:

                                                                           Year Ended March 31,
                                                 ---------------------------------------------------------------------
                                                          1999                     1998                     1997
                                                 -------------------      -------------------      -------------------
Current
  Federal                                                    $(3,383)                 $(1,289)                  $3,978
  State                                                            -                     (115)                     369
  Foreign                                                          -                       60                      131
                                                 -------------------      -------------------      -------------------
                                                              (3,383)                  (1,344)                   4,478
                                                 -------------------      -------------------      -------------------
Deferred
  Federal                                                     (2,171)                     321                     (383)
  State                                                         (158)                      28                      (36)
  Foreign                                                          -                       96                       20
                                                 -------------------      -------------------      -------------------
                                                              (2,329)                     445                     (399)
                                                 -------------------      -------------------      -------------------
Provision (benefit) for income taxes                         $(5,712)                 $  (899)                  $4,079
                                                 ===================      ===================      ===================

  The reconciliation of income taxes shown in the financial statements and amounts computed by applying the Federal income tax rate of 35% for the years ended March 31, 1999, 1998 and 1997 is as follows:

                                                                           Year Ended March 31,
                                                 ----------------------------------------------------------------------
                                                          1999                     1998                     1997
                                                 -------------------      --------------------      -------------------
Income before income taxes                                  $(35,903)                  $   530                  $10,734
                                                 ===================      ====================      ===================
Computed expected tax                                        (12,566)                      185                  $ 3,757
Reversals of income tax accruals                                   -                    (1,100)                       -
State tax provision                                                -                        16                      322
Deferred income tax valuation allowance                        6,854                         -                        -
                                                 -------------------      --------------------      -------------------
Provision (benefit) for income taxes                        $ (5,712)                  $  (899)                 $ 4,079
                                                 ===================      ====================      ===================



     Effective April 1, 1997, the Company filed elections with the Internal Revenue Service to treat most of its foreign subsidiaries as divisions of the parent for U.S. income tax reporting.

14. OPERATIONS

  The Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", at March 31, 1999. SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Under SFAS No. 131, the Company's operations are treated as one operating segment as it only reports profit and loss information on an aggregate basis to the chief operating decision maker of the Company. Information about the Company's product sales and major customers are as follows:

                                                                                    March 31,
                                                      -------------------------------------------------------------------
Product Sales                                                 1999                    1998                    1997
-------------------------------------------------     -------------------     -------------------     -------------------
  Reference                                                      $ 72,164                $ 79,033                 $86,932
  Rolodex                                                          13,778                  11,055                   1,726
  REX                                                              15,673                  10,152                       -
  Other                                                             2,178                       -                       -
-------------------------------------------------     -------------------     -------------------     -------------------
  Total Sales                                                    $103,793                $100,240                 $88,658
=================================================     ===================     ===================     ===================


Approximate foreign sources of revenues including export sales were as follows:

                                                                                    March 31,
                                                      -------------------------------------------------------------------
Product Sales                                                 1999                    1998                    1997
-------------------------------------------------     -------------------     -------------------     -------------------
  Europe                                                          $27,767                 $26,691                 $27,644
  Other International                                               7,778                   6,939                   4,733

  For the fiscal years ended March 31, 1999, 1998, and 1997, no customer accounted for more than 10% of the Company's revenues.


15. CHARGES IN FISCAL YEAR ENDED MARCH 31, 1998

  Earnings for the year ended March 31, 1998 are net of charges relating to the former Chairman and Chief Executive Officer's employment contract, the costs of restructuring certain foreign operations, and costs relating to the Company's evaluation of strategic alternatives. Charges totaling $2,434 of the total charges of $3,327 were associated with the Company's contractual obligation to the former Chairman and Chief Executive Officer. Such amounts, previously shown separately, have been reclassified to be included in general and administrative expense.

16.  ACQUISITION OF VOICE POWERED TECHNOLOGY INTERNATIONAL, INC. ("VPTI")

  During the year ended March 31, 1998, the Company made loans to and investments in Voice Powered Technology International, Inc. ("VPTI"), a publicly traded company, of approximately $2,700. In September 1997, VPTI filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. In May 1998, VPTI emerged from bankruptcy as an 82% subsidiary of the Company.

  The acquisition of VPTI, which continues to report as a public company, has been treated as a purchase, with the excess of cost over net assets acquired included in deferred income taxes, which amount was offset by a valuation allowance. The operations of VPTI have been consolidated since May 12, 1998, the date of acquisition of control. The unaudited results of operations, as if VPTI had been acquired at the beginning of each year, are as follows:

                                                                                      March 31,
                                                                   ---------------------------------------------
                                                                            1999                     1998
                                                                   -------------------      --------------------
  Net sales                                                                   $106,793                  $102,324
  Net loss                                                                     (30,013)                   (2,703)
  Net loss per share                                                             (3.80)                    (0.34)

  Because of the bankruptcy filing and significant reductions in operations, the pro-forma results are not those which would have occurred if the acquisition had been completed as of the beginning of each fiscal year.

17.  SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                  Quarter Ended
                                             -------------------------------------------------------------------------------------
                                                   June 30             September 30           December 31              March 31
                                             -----------------      -----------------     -----------------      -----------------
Fiscal 1999
---------------------------------------------
Net sales                                              $21,041                $32,089               $34,502               $ 16,161
Gross profit                                             9,065                 11,600                 3,715                 (2,452)
Net income (loss)                                         (684)                    41                (8,131)               (21,417)
Net income (loss) per share:
  Earnings per common share*                             (0.08)                  0.01                 (1.04)                 (2.73)
  Earnings per common share- assuming                    (0.08)                  0.01                 (1.04)                 (2.73)
   dilution*
Fiscal 1998
---------------------------------------------
Net sales                                              $16,614                $25,782               $36,016               $ 21,828
Gross profit                                             7,292                 11,632                14,808                  9,052
Net income (loss)                                         (420)                 1,507                 1,209                   (867)
Net income (loss) per share:
  Earnings per common share*                             (0.05)                  0.19                  0.15                  (0.11)
  Earnings per common share- assuming
   dilution*                                             (0.05)                  0.18                  0.15                  (0.11)

Fiscal 1997
---------------------------------------------
Net sales                                              $15,071                $24,231               $31,986               $ 17,362
Gross profit                                             7,135                 11,748                15,531                  8,162
Net income (loss)                                          640                  2,457                 3,247                    311
Net income (loss) per share:
  Earnings per common share*                              0.08                   0.31                  0.40                   0.04
  Earnings per common share- assuming
   dilution*                                              0.08                   0.30                  0.40                   0.04

____________
* Reflects the adoption of SFAS No. 128 including the restatement of prior years.

Fourth Quarter: The loss of $21.4 million for the quarter ended March 31, 1999 includes inventory writedowns of $3.5 million, price protection of $2.9 million, writedown of royalty advances of $4.7 million, write-off of $2.3 million of receivables and restructuring charges, including costs of changes in management of $1.4 million. The Company did not provide for any significant tax benefit from the fourth quarter loss.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - NONE

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information called for by Item 10 is set forth under the heading "Election of Directors" in the Company's Proxy Statement for its 1999 annual meeting of stockholders (the "1999 Proxy Statement"), which is incorporated herein by this reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information called for by Item 11 is set forth under the heading "Executive Compensation" in the 1999 Proxy Statement, which is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information called for by Item 12 is set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 1999 Proxy Statement, which is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information called for by Item 13 is set forth under the heading "Certain Relationships and Related Transactions" in the 1999 Proxy Statement, which is incorporated herein by this reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The Company filed two reports on Form 8-K during the fourth quarter of the fiscal year ended March 31, 1999.

     Financial statements and schedules filed as a part of this report are listed on the "Index to Financial Statements" at page 39 herein. All other schedules are omitted because (i) they are not required under the instructions,
(ii) they are inapplicable or (iii) the information is included in the financial statements.

                                    EXHIBITS

EXHIBIT NO.

3.01            --   Certificate of Incorporation of Franklin (Incorporated by reference to Exhibit 3.01 to
                     Registration Statement on Form S-1, File No. 3-6612 (the "Company's 1986 S-1 Registration Statement"))
3.02            --   Articles of Amendment to the Certificate of Incorporation of Franklin (Incorporated by reference to Exhibit 3.02 to the Company's 1990 report on Form 10-K for the year ended March 31, 1990 (the
                     "Company's 1990 10-K"))
3.03            --   By-laws of Franklin (Incorporated by reference to Exhibit 3.02 to the Company's 1986 S-1
                     Registration Statement
3.04            --   Amendment to By-laws of Franklin (Incorporated by reference to Exhibit A to the Company's Proxy
                     Statement relating to the 1987 Annual Meeting of Shareholders)
3.04            --   Amendment to By-laws of Franklin (Incorporated by reference to Exhibit 3.05 to the Company's 1990
                     10-K)
10.01           --   Standard form of Sales Representative Agreement (Incorporated by reference to Exhibit 10.07 to the
                     Company's 1986 S-1 Registration Statement)
10.02**         --   Franklin Restricted Stock Plan, as amended (Incorporated by reference to Exhibit 10.13 to the
                     Company's report on Form 10-K for the year ended March 31, 1987)
10.03**         --   Franklin Stock Option Plan as Amended and restated effective as of July 24, 1996 (Incorporated by reference to the Company's Proxy Statement relating to the 1996 Annual Meeting of Shareholders)
10.04**         --   Franklin Stock Option Plan effective as of August 5, 1998 (Incorporated by reference to the
                     Company's Proxy Statement relating to the 1998 Annual Meeting of Shareholders)
21              --   Subsidiaries of the Registrant
23              --   Consent of Independent Auditor

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

                              FRANKLIN ELECTRONIC PUBLISHERS,
                              INCORPORATED


Dated: July 7, 1999           By /s/ Barry J. Lipsky
                                -----------------------------------------
                                 Barry J. Lipsky
                                 President and Chief Executive Officer

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



SIGNATURE AND TITLE                                                                         DATE
-------------------                                                                         ----
/s/ Edward H. Cohen                                                                     July 7, 1999
-----------------------------
Edward H. Cohen
Director
                                                                                        July __, 1999
-----------------------------
Bernard Goldstein
Director
/s/ Barry J. Lipsky                                                                     July 7, 1999
-----------------------------
Barry J. Lipsky
Director
                                                                                        July __, 1999
-----------------------------
Leonard M. Lodish
Director
                                                                                        July __, 1999
-----------------------------
James Meister
Director
/s/ Howard L. Morgan                                                                    July 12, 1999
-----------------------------
Howard L. Morgan
Director
/s/ Jerry R. Schubel                                                                    July 8, 1999
-----------------------------
Jerry R. Schubel
Director
/s/ James H. Simons                                                                     July 9, 1999
-----------------------------
James H. Simons
Director
                                                                                        July__, 1999
-----------------------------
William H. Turner
Director
/s/ Arnold D. Levitt                                                                    July 7, 1999
-----------------------------
Arnold D. Levitt
Interim Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)