Form 10-Q
period 1999-06-30
FRANKLIN ELECTRONIC PUBLISHERS INC
filed 1999-08-13
CIK 356841

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended June 30, 1999                      Commission File No. 0-14841


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

                                Yes   X   No ___
                                     ---

                        COMMON STOCK OUTSTANDING AS OF
                       JUNE 30, 1999  - 7,832,955 SHARES

                 FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                                                       June 30,     March 31,
                                                                                         1999          1999
                                                                                       --------    ----------
                                              ASSETS
                                              ------
CURRENT ASSETS:
     Cash and cash equivalents                                                         $  8,754      $ 12,870
     Investments in limited partnerships                                                      -         6,045
     Accounts receivable, less allowance for doubtful accounts of $1,019 and $928        16,893        17,225
     Inventories                                                                         25,377        23,934
     Income tax receivable                                                                3,354         3,601
     Prepaids and other assets                                                            2,716         3,201
                                                                                       --------      --------
     TOTAL CURRENT ASSETS                                                                57,094        66,876
                                                                                       --------      --------

PROPERTY AND EQUIPMENT                                                                    9,014         9,094
                                                                                       --------      --------

OTHER ASSETS:
     Deferred income tax asset                                                            5,700         5,700
     Trademark, less accumulated amortization of $1,069 and $972                         14,478        14,576
     Advance royalties and licenses                                                       1,552         1,580
     Software development costs                                                           5,215         5,338
     Other assets                                                                         4,184         4,156
                                                                                       --------      --------
     TOTAL OTHER ASSETS                                                                  31,129        31,350
                                                                                       --------      --------

     TOTAL ASSETS                                                                      $ 97,237      $107,320
                                                                                       ========      ========


                                   LIABILITIES AND SHAREHOLDERS' EQUITY
                                   ------------------------------------
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                             $ 23,883      $ 19,136
     Notes payable                                                                       34,000        40,000
     Mortgage note payable                                                                3,408         3,479
     Current portion of long-term liabilities - Other                                       130           119
                                                                                       --------      --------
     TOTAL CURRENT LIABILITIES                                                           61,421        62,734
                                                                                       --------      --------

LONG-TERM LIABILITIES
     Other liabilities                                                                    1,548         1,541
                                                                                       --------      --------
     TOTAL LONG-TERM LIABILITIES                                                          1,548         1,541
                                                                                       --------      --------

SHAREHOLDERS' EQUITY:
     Preferred stock, $2.50 par value, authorized 10,000,000 shares none
     issued or outstanding                                                                    -             -
     Common stock, no par value, authorized 50,000,000 shares, issued
     and outstanding, 7,832,955 and 7,832,955 shares                                     48,785        48,784
     Retained earnings (deficit)                                                        (13,549)       (4,942)
     Foreign currency translation adjustment                                               (968)         (797)
                                                                                       --------      --------
     TOTAL SHAREHOLDERS' EQUITY                                                          34,268        43,045
                                                                                       --------      --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $ 97,237      $107,320
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

                 FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands, except for per share data)


                                                 Three Months Ended
                                                       June 30,
                                            ------------------------------

                                                  1999            1998
                                            --------------    ------------
SALES                                           $   19,746      $   21,041
COST OF SALES                                       15,043          11,616
                                            --------------    ------------
GROSS PROFIT                                         4,703           9,425
                                            --------------    ------------

EXPENSES:
   Sales and marketing                               6,703           5,827
   Research and development                          1,446           1,248
   General and administrative                        4,275           2,577
                                            --------------    ------------
     Total operating expenses                       12,424           9,652
                                            --------------    ------------

OPERATING LOSS                                      (7,721)           (227)
   Interest expense                                   (885)           (872)
   Interest and investment income                      121             355
   Other, net                                         (122)           (360)
                                            --------------    ------------
LOSS BEFORE INCOME TAXES                            (8,607)         (1,104)
INCOME TAX  BENEFIT                                      -            (420)
                                            --------------    ------------
NET LOSS                                        $   (8,607)     $     (684)
                                            ==============    ============

NET LOSS PER SHARE:
   Basic                                        $    (1.10)     $    (0.08)
                                            ==============    ============
   Diluted                                      $    (1.10)     $    (0.08)
                                            ==============    ============

WEIGHTED AVERAGE SHARES:
   Basic                                             7,833           8,072
                                            ==============    ============
   Diluted                                           7,833           8,147
                                            ==============    ============

                See notes to consolidated financial statements.

                 FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                               AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT FOR SHARE DATA)


                                                                                                        Accumulated
                                                                   Common Stock                            Other          Total
                                                            --------------------------    Retained     Comprehensive  Shareholders'
                                                                Shares        Amount      Earnings       Income *         Equity
                                                            --------------  ----------   ----------   --------------- -------------
BALANCE - MARCH 31, 1999                                         7,832,955      48,784        (4,942)            (797)       43,045
 Issuance of shares and amortization of deferred                         -           1            -                 -             1
 compensation expense for shares issued for services
 (unearned portion $7)
 Loss for the period                                                     -           -        (8,607)               -        (8,607)
 Foreign currency translation adjustment                                 -           -             -             (171)         (171)
                                                            --------------  ----------   -----------    -------------    ----------
BALANCE - JUNE 30, 1999                                          7,832,955    $ 48,785   $   (13,549)    $       (968)    $  34,268
                                                            ==============  ==========   ===========    =============    ==========

   * Comprehensive income, i.e., net income (loss), plus, or less, other comprehensive income, totaled $(8,778) for the three months ended June 30, 1999.

                See notes to consolidated financial statements.

                 FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (in thousands)

                                                                             Three Months Ended
                                                                                   June 30,
                                                                           -------------------------

                                                                              1999          1998
                                                                           ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                                                   $   (8,607)   $      (684)
ADJUSTMENTS TO RECONCILE NET LOSS
TO NET CASH PROVIDED BY OPERATING ACTIVITIES
 Depreciation and amortization                                                  1,398          1,488
 Provision for losses on accounts receivable                                      798             12
 Provision for inventory revaluation                                            1,550              -
 Deferred income taxes                                                              -           (420)
 Source (use) of cash from change in operating assets and liabilities:
  Accounts receivable                                                            (465)          (668)
  Inventories                                                                  (2,993)        (9,545)
  Prepaids and other assets                                                       731            313
  Accounts payable and accrued expenses                                         4,749          3,116
 Other, net                                                                        52              -
                                                                           ----------    -----------

NET CASH USED IN OPERATING ACTIVITIES                                          (2,787)        (6,388)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                              (555)          (445)
 Software development costs                                                      (375)          (525)
 Redemption of investments in limited partnerships                              6,045              -
 Change in other assets                                                          (208)        (1,353)
                                                                           ----------    -----------
 NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                            4,907         (2,323)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payment of Senior Note                                              (6,000)             -
 Principal payments of mortgage                                                   (71)           (71)
 Proceeds from issuance of common shares                                            -            174
 Purchase of Company common shares                                                  -           (979)
 Other liabilities                                                                  7           (104)
                                                                           ----------    -----------

 NET CASH USED IN FINANCING ACTIVITIES                                         (6,064)          (980)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          (172)            30
                                                                           ----------    -----------
DECREASE IN CASH AND CASH EQUIVALENTS                                          (4,116)        (9,661)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               12,870         33,923
                                                                           ----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $    8,754    $    24,262
                                                                           ==========    ===========

                See notes to consolidated financial statements.

                 FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reference is made to the financial statements included in the Company's annual Report (Form 10-K) filed with the Securities and Exchange Commission for the year ended March 31, 1999.

The financial statements for the periods ended June 30, 1999 and 1998 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

NOTES PAYABLE

The Company is in default on certain financial covenants of the agreements pursuant to which its Senior Notes were issued pertaining to EBITDA coverage of interest expense and fixed charges and requiring a minimum consolidated net worth of $52.5 million. All payments of interest and principal on the Senior Notes have been paid when due. The Company is presently in discussions with the Noteholders to obtain waivers of the defaults and to restructure the agreements to permit the Company to operate under the agreements going forward. Although the Noteholders have the right to accelerate the payment of principal under the Senior Notes, the Noteholders have, to date, forborne from doing so. As a result of the ongoing negotiations, the Senior Notes have been classified as short-term liabilities.

OPERATIONS

The Company adopted FAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", at March 31, 1999. FAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Under FAS No. 131, the Company's operations are treated as one operating segment as it only reports profit and loss information on an aggregate basis to the chief operating decision maker of the Company. Information about the Company's product sales and major customers are as follows:

                 FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OPERATIONS - Continued

                                         June 30,
                                 -----------------------
Product Sales                      1999          1998
-----------------------------    ---------    ----------
  Reference                        $13,789       $15,481
  Rolodex                            2,107         2,708
  REX                                2,933         2,393
  Rocket eBook                         597             -
  Other                                320           459
-----------------------------    ---------    ----------
  Total Sales                      $19,746       $21,041
=============================    =========    ==========

Approximate foreign sources of revenues including export sales were as follows:

                                         June 30,
                                 -----------------------
Product Sales                      1999          1998
-----------------------------    ---------    ----------
  Europe                           $ 7,566       $ 5,784
  Other International                1,246         1,511

For the three months ended June 30, 1999 and 1998, no customer accounted for more than 10% of the Company's revenues.

RECLASSIFICATIONS

Certain foreign currency losses for prior years have been reclassified from Cost of Sales to Other, net for comparative purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
===============================================================================

RESULTS OF OPERATIONS

Three months ended June 30, 1999 as compared with three months ended June 30, 1998:

Net Sales

Sales of $19,746,000 for the quarter ended June 30, 1999 were 6% lower than sales of $21,041,000 for the same quarter one year earlier. The sales decrease is attributed to lower sales of the Company's reference line, which decreased from $15,481,000 to $13,789,000, and lower sales of the ROLODEX Electronics line, which decreased from $2,708,000 to $2,107,000, offset in part by sales of approximately $600,000 of the Franklin Rocket eBook (which began to ship in the June quarter) and an increase in sales of the REX product line from $2,393,000 to $2,933,000. The decrease in sales of the reference and ROLODEX Electronics product lines is attributed to the anticipation by the Company's retailers of the release in late June 1999 of upgraded product lines. The Company is currently evaluating its strategies with respect to the REX and Rocket eBook product lines. Sales by the Company's subsidiary, Voice Powered Technology International, Inc. ("VPTI") decreased from $459,000 to $320,000.

Gross Profits

Gross profits decreased to $4,703,000 from $9,425,000 last year primarily because of an inventory writedown and price protection in connection with the Franklin Rocket eBook(TM) and costs in connection with the transition to the new upgraded reference and ROLODEX Electronics products. Gross profit margins before the writedown described above decreased from 45% to 40% from year to year primarily as a result of the transition to the new product lines and because sales of products in the REX and Rocket eBook lines were made at discounted prices in order to reduce inventories.

Operating Expenses

Total operating expenses increased to $12,424,000 from $9,652,000 last year. Sales and marketing expenses increased to $6,703,000 (34% of sales) from last year's level of $5,827,000 (28% of sales) primarily as a result of costs in connection with the introduction of the Franklin Rocket eBook. Research and development expenses were relatively constant at $1,446,000 (7% of sales) as compared with $1,248,000 (6% of sales) in the period last year. General and administrative expenses increased to $4,275,000 (22% of sales) from $2,577,000 (12% of sales) last year primarily as a result of the restructuring charges, which include severance costs in connection with a 15% reduction in personnel during the quarter and the costs of closing of foreign offices. Interest expense was $885,000 compared with $872,000 last year and interest and investment income was down from $355,000 to $121,000. In the quarter, the Company incurred currency losses of $122,000 as compared with currency losses of $360,000 last year. Management effected a substantial restructuring during the June quarter, including the aforesaid reduction in personnel, which is expected to impact the levels of expenses for the last three quarters of the 2000 fiscal year.

Net Income

The Company reported a loss of $8,607,000, or $1.10 per share compared with a loss of $684,000, or $.08 per share last year.

CHANGES IN FINANCIAL CONDITION

Inventories increased from $23,934,000 at March 31, 1999 to $25,377,000 at the end of the June quarter in anticipation of higher sales in the seasonally active second and third quarters. Cash and cash equivalents of $12,870,00 and investments in limited partnerships of $6,045,000 at March 31, 1999 are compared with cash of $8,754,000 at June 30, 1999. The Company made a principal payment of $6,000,000 on its Senior Notes in April 1999 and redeemed the investments in limited partnerships during the quarter. Accounts receivable decreased from $17,225,000 to $16,893,000. Accounts payable and accrued expenses increased from $19,136,000 to $23,883,000. Prepaids and other assets decreased from $3,201,000 to $2,716,000 primarily as a result of the receipt of inventory paid for in advance.

LIQUIDITY AND CAPITAL RESOURCES

Because of the results of operations for the Company's 1999 fiscal year and the June quarter of the 2000 fiscal year, the Company defaulted on certain financial covenants of the agreements pursuant to which its Senior Notes were issued pertaining to EBITDA coverage of interest expense and fixed charges and requiring a minimum consolidated net worth of $52.5 million. The Noteholders waived these defaults with respect to the 1999 fiscal year. All payments of interest and principal on the Senior Notes have been paid when due. The Company is presently in discussions with the Noteholders to obtain waivers of the first quarter defaults and to restructure the agreements to permit the Company to operate under the agreements going forward. Although the Noteholders currently have the right to accelerate the payment of principal under the Senior Notes, the Noteholders have, to date, forborne from doing so. As a result of the ongoing negotiations, the Senior Notes have been classified as short-term liabilities in the Company's financial statements as required by generally accepted accounting principles. The Company is also negotiating with several financial institutions to obtain a new credit facility which will provide funds for a partial payment of the Senior Notes and to meet seasonal working capital requirements, if necessary. Such new credit facility would require approval of the Noteholders. No assurance can be given that the Noteholders will not accelerate the payment of principal, that the Company will be successful in obtaining necessary waivers or in restructuring the agreements on acceptable conditions, or that the Company will be successful in entering into a new credit facility.

The Company has no material commitments for capital expenditures in the next twenty-four months.

YEAR 2000 COMPLIANCE

The Company evaluates on a continuous basis software enhancements and updates based on new technologies to improve its information systems. The Company has finished its assessment of its current systems that support the Company's operations in conjunction with year 2000 compliance. The Company has substantially completed remediation of its existing operational software to insure functionality and continued operations beyond the year 2000. The Company expects to complete such remediation by September 30, 1999. The cost of remediation is estimated to be not more than $500,000, of which approximately $13,000 was expensed during the quarter ended June 30, 1999 and $340,000 was expensed in prior periods. The remainder is expected to be expensed as incurred. The Company does not believe that the failure of any customer to be year 2000 compliant would have a material adverse effect on the financial condition of the Company. The Company is in the process of evaluating the progress of its major suppliers toward year 2000 compliance.

PART II

ITEM 1.   LEGAL PROCEEDINGS

          In 1998, the Company was served with a class action complaint in the Superior Court of New Jersey having warranty, negligence, and state consumer statute claims based on an alleged defect in the "to-do list" function of desktop software provided with the REX PC Companion. On August 6, 1999, the Court signed an Order approving a settlement under which the Company has agreed to distribute an upgraded version of the software used with the REX (TM) PC Companion without cost to eligible class members and to pay costs associated with the administration of the settlement, estimated at between $100,000 and $150,000, as well as the fees and expenses awarded to class counsel of $235,000.

          In July 1999, the Company was served with a complaint in the United States District Court for the Southern District of New York by Aral Holdings, Inc., seeking damages of approximately $1.1 million for, inter alia, alleged breach of contract in connection with a website and interactive services consulting agreement, punitive damages in an unspecified amount but alleged to be in excess of $5 million, and injunctive relief in connection with alleged trade secret misappropriation. The Company disputes the allegations of the complaint and intends vigorously to defend this litigation.

          The Company is subject to litigation from time to time in the ordinary course of its business. The Company does not believe that any such litigation, including the litigation identified above, is likely, individually or in the aggregate, to have a material adverse effect on the financial condition of the Company.

ITEM 2.  CHANGES IN SECURITIES - NONE

ITEM 3.  DEFAULT ON SENIOR SECURITIES

         The Company is in default on its Senior Notes pursuant to Sections 10.8, 10.9, and 10.10 of its Note Purchase Agreement dated March 27, 1997 pertaining to EBITDA coverage of interest expense and fixed charges and requiring a minimum consolidated net worth of $52.5 million. All payments of interest and principal on the Senior Notes have been paid when due. The Company is presently in discussions with the Noteholders to obtain waivers of the defaults.







ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITIES HOLDERS - NONE



ITEM 5.  OTHER INFORMATION

         In July 1999, Arnold D. Levitt, who had been named Interim Chief Financial Officer and Treasurer of the Company in May 1999, was elected by the Company's Board of Directors to the office of Senior Vice President, Chief Financial Officer, and Treasurer.

         ROLODEX(R) is a registered trademark of Berol Corporation, a subsidiary of Newell Rubbermaid, Inc. Rocket eBook(TM) is a trademark of NuvoMedia, Inc.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Two reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FRANKLIN ELECTRONIC PUBLISHERS,
                                       INCORPORATED
                                         Registrant


August 13, 1999                     /s/  Barry J. Lipsky
---------------                    --------------------------------------------
Date                               Barry J. Lipsky, President and
                                   Chief Executive Officer
                                   (Duly Authorized Officer)


August 13, 1999                     /s/  Arnold D. Levitt
---------------                    --------------------------------------------
Date                               Arnold D. Levitt, Senior Vice President,
                                   Chief Financial Officer, and Treasurer
                                   (Principal Financial and Accounting Officer)