Form 10-Q
period 1999-09-30
FRANKLIN ELECTRONIC PUBLISHERS INC
filed 1999-11-15
CIK 356841

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended September 30, 1999                 Commission File No. 0-14841


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

                                 Yes  X   No ___
                                     ---




                        COMMON STOCK OUTSTANDING AS OF
                    SEPTEMBER 30, 1999  - 7,853,605 SHARES

                 FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                   September 30,        March 31,
                                                                       1999               1999
                                                                  ---------------     -------------
                                        ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                       $         9,643     $      12,870
  Investments in limited partnerships                                           0             6,045
  Accounts receivable, less allowance for doubtful
     accounts of $1,113 and $928                                           20,680            17,225
  Inventories                                                              20,369            23,934
  Income tax receivable                                                       568             3,601
  Prepaids and other assets                                                 1,349             3,201
                                                                  ---------------     -------------
  TOTAL CURRENT ASSETS                                                     52,609            66,876
                                                                  ---------------     -------------

PROPERTY AND EQUIPMENT                                                      8,780             9,094
                                                                  ---------------     -------------

OTHER ASSETS:
  Deferred income tax asset                                                 5,700             5,700
  Trademark, less accumulated amortization of $1,166 and $972              14,381            14,576
  Advance royalties and licenses                                            1,403             1,580
  Software development costs                                                4,709             5,338
  Other assets                                                              4,571             4,156
                                                                  ---------------     -------------
  TOTAL OTHER ASSETS                                                       30,764            31,350
                                                                  ---------------     -------------

  TOTAL ASSETS                                                    $        92,153     $     107,320
                                                                  ===============     =============


                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                           $        19,038     $      19,136
  Notes payable                                                            24,000            40,000
  Mortgage note payable                                                     3,337             3,479
  Current portion of long-term liabilities - Other                            130               119
                                                                  ---------------     -------------
  TOTAL CURRENT LIABILITIES                                                46,505            62,734
                                                                  ---------------     -------------

LONG-TERM LIABILITIES
  Other liabilities                                                         1,603             1,541
                                                                  ---------------     -------------
  TOTAL LONG-TERM LIABILITIES                                               1,603             1,541
                                                                  ---------------     -------------

SHAREHOLDERS' EQUITY:
  Preferred stock, $2.50 par value, authorized 10,000,000
     shares none issued or outstanding                                          0                 0
  Common stock, no par value, authorized 50,000,000
     shares, issued and outstanding, 7,853,605 and                         48,785            48,784
     7,832,955 shares
  Retained earnings (deficit)                                              (3,801)           (4,942)
  Foreign currency translation adjustment                                    (939)             (797)
                                                                  ---------------     -------------
  TOTAL SHAREHOLDERS' EQUITY                                               44,045            43,045
                                                                  ---------------     -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $        92,153     $     107,320
                                                                  ===============     =============

                See notes to consolidated financial statements.

                 FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands, except for per share data)


                                               Three Months Ended               Six Months Ended
                                                  September 30,                    September 30,
                                        -------------------------------- -----------------------------
                                               1999           1998              1999           1998
                                        -------------- ----------------- -----------------------------
SALES                                   $     30,273   $      32,089     $     50,019   $      53,130
COST OF SALES                                 19,686          20,212           34,729          31,828
                                        -------------- ----------------- -------------- --------------

GROSS MARGIN                                  10,587          11,877           15,290          21,302
                                        -------------- ----------------- -------------- --------------

EXPENSES:
  Sales and marketing                          4,965           6,343           11,668          12,170
  Research and development                       902           1,253            2,348           2,501
  General and administrative                   2,146           3,209            6,421           5,786
                                        -------------- --------------    -------------- --------------
     Total operating expenses                  8,013          10,805           20,437          20,457
                                        -------------- ----------------- -------------- --------------

OPERATING INCOME (LOSS)                        2,574           1,072           (5,147)            845

  Interest expense                              (913)           (850)          (1,798)         (1,722)
  Interest and investment income                  95             121              216             476
  Other, net                                     (80)           (277)            (202)           (637)
  Gain on sale of REX                          8,072               -            8,072               -
                                        -------------- --------------    -------------- --------------
INCOME (LOSS) BEFORE INCOME TAXES              9,748              66            1,141          (1,038)
INCOME TAX  PROVISION (BENEFIT)                     -             25                 -           (395)
                                        -------------- ----------------- -------------- --------------

NET INCOME (LOSS)                       $      9,748   $          41     $      1,141   $        (643)
                                        ============== ================= ============== ==============

NET INCOME (LOSS) PER SHARE:
  Basic                                 $       1.24   $        0.01     $       0.15   $       (0.08)
                                        ============== ================= ============== ==============
  Diluted                               $       1.24   $        0.01     $       0.14   $       (0.08)
                                        ============== ================= ============== ==============

WEIGHTED AVERAGE SHARES:
  Basic                                        7,847           7,966            7,840           7,930
                                        ============== ================= ============== ==============
  Diluted                                      7,872           8,012            7,878           7,985
                                        ============== ================= ============== ==============




                See notes to consolidated financial statements.

                 FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                               AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     (in thousands, except for share data)


                                                                                               Accumulated
                                                   Common Stock                                   Other             Total
                                              ----------------------------      Retained      Comprehensive      Shareholders'
                                                Shares           Amount         Earnings         Income *          Equity
                                              -----------    -------------  ---------------  ---------------   ---------------

BALANCE - MARCH 31, 1999                        7,832,955     $   48,784     $      (4,942)   $         (797)   $    43,045
  Issuance of shares and amortization
     of deferred compensation expense
     for shares issued for services
     (unearned portion $70)                        20,650              1                 -                 -              1
  Income for the period                                 -              -             1,141                 -          1,141
  Foreign currency translation adjustment               -              -                 -              (142)          (142)
                                              -----------    -------------  ---------------  ---------------   ---------------
BALANCE - SEPTEMBER 30, 1999                    7,853,605     $   48,785     $      (3,801)   $         (939)   $    44,045
                                              ===========    =============  ===============  ===============   ===============

* Comprehensive income, i.e., net income (loss), plus, or less, other comprehensive income, totaled $999 for the six months ended September 30, 1999.



                See notes to consolidated financial statements.

                 FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)

                                                                    Six Months Ended
                                                                      September 30,
                                                             ------------------------------
                                                                 1999              1998
                                                             ------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                            $     1,141      $       (643)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
TO NET CASH PROVIDED BY OPERATING ACTIVITIES
 Depreciation and amortization                                     2,782             3,066
 Provision for losses on accounts receivable                         949                79
 Loss on disposal of property and equipment                           65                54
 Gain on sale of REX                                              (8,072)
 Provision for inventory revaluation                               2,350                -
 Deferred income taxes                                                -               (420)
 Source (use) of cash from change in operating
  assets and liabilities:
  Accounts receivable                                             (4,404)          (10,816)
  Inventories                                                     (3,560)           (7,984)
  Prepaids and other assets                                        4,264               364
  Accounts payable and accrued expenses                              851             2,696
 Other, net                                                           10                -
                                                             ------------     --------------
 NET CASH  USED IN OPERATING ACTIVITIES                           (3,624)          (13,604)
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                 (911)             (782)
 Proceeds from sale of property and equipment                         28                14
 Software development costs                                         (750)           (1,050)
 Proceeds form sale of REX line                                   12,619                -
 Investments in limited partnerships                                  -             (6,000)
 Redemption of investments in limited partnerships                 6,045                -
 Change in other assets                                             (411)           (1,393)
                                                             ------------     --------------
 NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              16,620            (9,211)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payment of Senior Notes                               (16,000)               -
 Principal payments of mortgage                                     (142)             (142)
 Proceeds from issuance of common shares                              -                174
 Purchase of Company common shares                                    -             (2,332)
 Other liabilities                                                    61               (76)
                                                             ------------     --------------
 NET CASH USED IN FINANCING ACTIVITIES                           (16,081)           (2,376)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                             (142)              594
                                                             ------------     --------------
DECREASE IN CASH AND CASH EQUIVALENTS                             (3,227)          (24,597)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  12,870            33,923
                                                             ------------     --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $     9,643      $      9,326
                                                              ===========      =============

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

The financial statements for the periods ended September 30, 1999 and 1998 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

NOTES PAYABLE

The Company is in default on certain financial covenants of the agreements pursuant to which its Senior Notes were issued pertaining to EBITDA coverage of interest expense and fixed charges and requiring a minimum consolidated net worth of $52.5 million. The Noteholders have given a short-term waiver of these defaults through December 8, 1999. All payments of interest and principal on the Senior Notes have been paid when due. The Company is presently in discussions with the Noteholders to restructure the agreements to permit the Company to operate under the agreements going forward without any defaults. As a result of the ongoing negotiations, the Senior Notes have been classified as short-term liabilities.

SALE OF REX PRODUCT LINE

The Company realized a gain of $8,072,000 on the sale of its REX product line for $13,250,000 and the assumption of related liabilities. The assets sold consisted primarily of inventory with a carrying value of approximately $5,000,000 and the Company's trademarks, copyrights, contract rights and other assets used in connection with the REX business.

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

                  FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


OPERATIONS - Continued

Information about the Company's product sales and major customers are as follows:

                                   Three Months Ended                        Six Months Ended
                         -----------------------------------------------------------------------------
                                      September 30,                           September 30,
                         -----------------------------------------------------------------------------
Product Sales                   1999                 1998               1999                 1998
-----------------------------------------     --------------------------------------------------------
  Reference                       $20,872              $22,842            $33,355              $38,322
  Rolodex(R) Electronics            6,200                4,567              8,613                7,275
  REX                               2,964                4,092              6,194                6,485
  Rocket eBook                        (65)                   -              1,235                    -
  Other                               302                  588                622                1,048
-----------------------------------------     ----------------    ---------------     ----------------
  Total Sales                     $30,273              $32,089            $50,019              $53,130
=========================================     ================    ===============     ================


Approximate foreign sources of revenues including export sales were as follows:

                                   Three Months Ended                       Six Months Ended
                         ----------------------------------------------------------------------------
                                     September 30,                           September 30,
                         ----------------------------------------------------------------------------
Product Sales                        1999                1998               1999                 1998
-----------------------------------------    --------------------------------------------------------
  Europe                           $7,868              $6,363            $15,252              $12,147
  Other International               1,199               2,332              2,445                3,843


For the three month period ended September 30, 1999 one customer accounted for more than 10% of the company's sales. Total sales to this customer were approximately $3,600,000 for the quarter and included Reference, Rolodex(R) Electronics and REX product. For the three months ended September 30, 1998 and for the six months ended September 30, 1999 and 1998, no customer accounted for more than 10% of the Company's revenues.

RECLASSIFICATIONS

Certain foreign currency losses for prior years have been reclassified from Cost of Sales to Other, net for comparative purposes.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three months ended September 30, 1999 as compared with September 30, 1998:

Sales

Sales of $30,273,000 for the quarter ended September 30, 1999 were 6% lower than sales of $32,089,000 for the same quarter one year earlier. The sales decrease is attributable to lower sales of reference products, which decreased from $22,842,000 to $20,872,000 as a result of the deferral of customer orders awaiting the changeover to an upgraded product line, and to lower sales of REX products, which decreased from $4,092,000 to $2,964,000 as the Company spent less on advertising the REX line while concentrating its efforts on divesting that product line. The sales decreases were offset in part by an increase in sales of organizers sold under the ROLODEX(R) Electronics brand from $4,567,000 last year to $6,200,000 and by increased technology licensing revenue of approximately $700,000, primarily resulting from collections from licensees relating to prior periods. Sales by Voice Powered Technology International, Inc. ("VPTI"), an 82% owned subsidiary of the Company, decreased from $588,000 last year to $302,000 this year.

Gross Margin

Gross margin from operations was $10,587,000, or 35%, compared with $11,877,000, or 37%, last year. Margins decreased as product mix shifted to ROLODEX(R) Electronics organizer products that have lower margins than products that contain reference content and as such command higher profit margins.

Operating Expenses

Total operating expenses decreased by $2,792,000 from $10,805,000 in the same quarter last year to $8,013,000 this period as the Company strengthened expense controls in the June quarter which began to be effective in lowering expenses during the present period. Sales and marketing expenses decreased from $6,343,000 (20% of sales) to $4,965,000 (16% of sales) because the Company spent less on advertising the REX line. Research and development expenses decreased from $1,253,000 (4% of sales) last year to $902,000 (3% of sales) primarily as a result of a 15% reduction in personnel during the June quarter. General and administrative expenses decreased in the present period from $3,209,000 (10% of sales) last year to $2,146,000 (7% of sales) primarily as a result of lower personnel costs due to the June quarter restructuring, the closing of certain foreign offices and the inclusion in the prior year of $321,000 of severance expense. Interest expense was $913,000 compared with $850,000 last year because the interest rate on the

Company's Senior Notes increased in April 1999 as a result of the Company's default on certain covenants of such Notes. Interest income decreased from $121,000 last year to $95,000 this year as a result of lower cash levels.

Net Income

On September 27, 1999, the Company sold its REX product line to Xircom, Inc. for $13,250,000, resulting in a gain of $8,072,000 for the current quarter. The Company had net income of $9,748,000 or $1.24 per share for the second quarter ending September 30, 1999, including the gain of $8,072,000 on the REX divestiture, compared with net income of $41,000 or $.01 per share last year. Because of net operating loss carryforwards, no income taxes have been provided for by the Company during the period.

Six months ended September 30, 1999 as compared with September 30, 1998:

Sales

Sales of $50,019,000 were 6% lower than sales of $53,130,000 for the comparable period one year earlier. The sales decrease is attributable to lower sales of reference products, which decreased from $38,322,000 to $33,355,000 as a result of the deferral of customer orders awaiting the changeover to an upgraded product line, and to lower sales of the REX line which decreased from $6,485,000 to $6,194,000 as the Company spent less on advertising the line while concentrating on the divestiture. Sales decreases were offset in part by higher sales of organizers which increased from $7,275,000 to $8,613,000 and royalties from technology licenses which were up by $700,000 over last year. VPTI's sales decreased from $1,048,000 to $622,000.

Gross Margin

Gross margin from operations decreased from $21,302,000, or 40% of sales, to $15,290,000, or 31% of sales. The decrease was attributable to costs of approximately $1,500,000 related to an inventory writedown and price protection in connection with the Rocket eBook, $2,300,000 of costs associated with the transition to the new upgraded reference and ROLODEX(R) Electronics products, as well as the shift in product mix to organizer products that have lower margins than products that contain reference content.

Operating Expenses

Total operating expenses were relatively flat, decreasing from $20,457,000 (39% of sales) in the period last year to $20,437,000 (41% of sales) as the Company's strengthened expense controls, instituted in the June quarter, did not impact expenses for the full period and because the restructuring referenced above increased expenses in the June quarter. Sales and marketing expenses decreased from last year's level of $12,170,000 (23% of sales) to $11,668,000 (23% of sales) as the reduction in marketing expenditures in connection with the REX line was partially offset by increased expenditures incurred to develop the Company's internet marketing program. Research and development expenses decreased to $2,348,000 (5% of sales) compared with $2,501,000 (5% of sales) in the period one year earlier primarily because of a reduction in personnel expenses. General and administrative expenses were up from $5,786,000 (11% of sales) last year to $6,421,000 (13% of sales) this year, primarily as a result of restructuring charges incurred in the June quarter, that included severance costs in connection with a 15% reduction in personnel, and the costs of closing certain foreign offices. Interest expense increased from $1,722,000 last year to $1,798,000 this year for the reasons stated in the quarterly comparisons, and interest income was $216,000 as compared with $476,000 last year because of lower cash levels.

Net Income

The Company reported net income of $1,141,000, or $.15 per share, including the gain of $8,072,000 from the REX divestiture, for the six months ending September 30, 1999 compared with a net loss of $643,000, or $.08 per share, last year.

CHANGES IN FINANCIAL CONDITION

Inventories decreased from $23,934,000 at March 31, 1999 to $20,369,000 at the end of the September quarter mainly as a result of the REX divestiture. Cash and cash equivalents of $12,870,000 and investments in limited partnerships of $6,045,000 at March 31, 1999 are compared with cash of $9,643,000 at September 30, 1999. The investments in limited partnerships were redeemed by the Company in the June quarter and the Company made a principal payment of $6,000,000 on its Senior Notes in April 1999. The Company made an additional principal payment on the Senior Notes of $10,000,000 from the proceeds of the REX divestiture in September 1999, reducing Notes payable to $24,000,000 at September 30, 1999 from $40,000,000 at March 31, 1999. Income tax receivable of $3,601,000 at March 31 decreased to $568,000 at September 30th because the Company received a portion of its tax refund during the September quarter. Prepaids and other assets decreased from $3,201,000 to $1,349,000 primarily as a result of a reduction in advance payments to vendors and barter credits available. Accounts receivable increased from $17,225,000 to $20,680,000 as a result of a seasonal increase in sales.

LIQUIDITY AND CAPITAL RESOURCES

The Company is in default on certain financial covenants of the agreements pursuant to which its Senior Notes were issued pertaining to EBITDA coverage of interest expense and fixed charges and requiring a minimum consolidated net worth of $52.5 million. The Noteholders have given a short-term wavier of these defaults through December 8, 1999. All payments of interest and principal on the Senior Notes have been paid when due. The Company is presently in discussions with the Noteholders to restructure the agreements to permit the Company to operate under the agreements going forward without any defaults. As a result of the ongoing negotiations, the Senior Notes have been classified as short-term liabilities. The Company has a commitment of $25,000,000 for a new credit facility which will provide funds for a partial payment of the Senior Notes, refinancing of the mortgage on its office and warehouse facility, and to meet seasonal working capital requirements, if necessary. Such new credit facility requires the approval of the Noteholders.

The Company has no material commitments for capital expenditures in the next twenty-four months.

Year 2000 Compliance

The Company evaluates on a continuous basis software enhancements and updates based on new technologies to improve its information systems. The Company has finished its assessment of its current systems that support the Company's operations in conjunction with year 2000 compliance. The Company has completed remediation of its existing operational software to insure functionality and continued operations beyond the year 2000. The cost of remediation is estimated to be not more than $400,000, of which approximately $13,000 was expensed during the six months ended September 30, 1999 and $340,000 was expensed in prior years. The remainder is expected to be expensed as incurred. The Company does not believe that the failure of any customer to be year 2000 compliant would have a material adverse effect on the results of operations of the Company. The Company has evaluated the progress of its major suppliers toward year 2000 compliance and believes that the applicable systems of its suppliers will be year 2000 compliant.

PART II.

ITEM 1.   LEGAL PROCEEDINGS

          The class action complaint in the Superior Court of New Jersey referenced in the Company's report on Form 10-Q for the quarter ended June 30, 1999 has been settled.

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

ITEM 2.  CHANGES IN SECURITIES - NONE

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

          The Company defaulted on certain financial covenants of the agreements pursuant to which its Senior Notes were issued pertaining to EBITDA coverage of interest expense and fixed charges and requiring a minimum consolidated net worth of $52.5 million. The Noteholders have given a short-term wavier of these defaults through December 8, 1999. The Company is presently in discussions with the Noteholders to restructure the agreements to permit the Company to operate under the agreements going forward. The Company has a commitment of $25,000,000 for a new credit facility which will provide funds for a partial payment of the Senior Notes, refinancing of the mortgage on its office and warehouse facility, and to meet seasonal working capital requirements, if necessary. Such new credit facility requires the approval of the Noteholders.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          The Annual Meeting of Shareholders of the Company was held on August 6, 1999. Reference is made to the Company's Proxy Statement furnished to shareholders in connection with the solicitation of proxies in connection with that Annual Meeting. In connection with the annual election of directors, nine incumbent directors were re-elected with Edward H. Cohen and Howard L. Morgan each receiving 6,170,374 votes with 140,754 votes withheld; Barry J. Lipsky and James Meister each receiving 6,170,774 votes with 140,354 votes withheld; Leonard M. Lodish receiving 6,170,674 votes with 140,454 votes withheld, James H. Simons receiving 6,170,174 votes with 140,954 votes withheld; Bernard Goldstein receiving 6,150,874 votes with 160,254 votes withheld; Jerry
          R. Schubel receiving 6,170,364 votes with 140,764 votes withheld; and William H. Turner receiving 6,149,443 votes with 161,685 votes withheld. Shareholders ratified the appointment of Radin, Glass & Co. as auditors for the Company's 2000 fiscal year by vote of 6,284,038 in favor, 24,759 against, and 2,331 abstentions.

ITEM 5.  OTHER INFORMATION

          ROLODEX(R) is a registered trademark of Berol Corporation, a subsidiary of Newel Rubbermaid, Inc. Rocket eBook(TM) is a trademark of NuvoMedia, Inc.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1999. A report on Form 8-K was filed by the Company on October 12, 1999 relating to the divestiture of the Company's REX business.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              FRANKLIN ELECTRONIC PUBLISHERS,
                                    INCORPORATED
                                      Registrant


November 12, 1999              /s/  Barry J. Lipsky
-----------------              -------------------------------------
Date                           Barry J. Lipsky
                               President and Chief Executive Officer
                               (Duly Authorized Officer)


NOVEMBER 12, 1999              /s/  Arnold D. Levitt
-------------------            -------------------------------------
Date                           Arnold D. Levitt
                               Senior Vice President
                               (Principal Financial and Accounting Officer)