Form 10-Q
period 1999-12-31
FRANKLIN ELECTRONIC PUBLISHERS INC
filed 2000-02-14
CIK 356841

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter ended December 31, 1999                  Commission File No.-14841



                  FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Pennsylvania                                                 22-2476703
-------------------------------                           ----------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

One Franklin Plaza, Burlington, New Jersey                     08016-4907
------------------------------------------                     ----------
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

                                    Yes X   No
                                       ----

                         COMMON STOCK OUTSTANDING AS OF
                      DECEMBER 31, 1999 - 7,853,305 SHARES

================================================================================

                  FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                                                            (Unaudited)   (Audited)
                                                                                                            December 31,  March 31,
                                                                                                                1999         1999
                                                                                                             ---------    ---------
                                          ASSETS
                                          ------
CURRENT ASSETS:
      Cash and cash equivalents                                                                              $   6,861    $  12,870
      Investments in limited partnerships                                                                         --          6,045
      Accounts receivable, less allowance for doubtful accounts of $1,177 and $928                              20,486       17,225
      Inventories                                                                                               12,583       23,934
      Income tax receivable                                                                                        568        3,601
      Prepaids and other assets                                                                                  1,147        3,201
                                                                                                             ---------    ---------
      TOTAL CURRENT ASSETS                                                                                      41,645       66,876
                                                                                                             ---------    ---------

PROPERTY AND EQUIPMENT                                                                                           8,350        9,094
                                                                                                             ---------    ---------

OTHER ASSETS:
      Deferred income tax asset                                                                                  5,700        5,700
      Trademark, less accumulated amortization of $1,263 and $972                                               14,284       14,576
      Advance royalties and licenses                                                                             1,336        1,580
      Software development costs                                                                                 4,598        5,338
      Other assets                                                                                               4,522        4,156
                                                                                                             ---------    ---------
      TOTAL OTHER ASSETS                                                                                        30,440       31,350

TOTAL ASSETS                                                                                                 $  80,435    $ 107,320
                                                                                                             =========    =========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
                           ------------------------------------
CURRENT LIABILITIES:
      Accounts payable and accrued expenses                                                                  $  13,725    $  19,136
      Notes payable                                                                                               --         40,000
      Mortgage note payable                                                                                       --          3,479
      Current portion of long-term liabilities - other                                                           2,130          119
                                                                                                             ---------    ---------
      TOTAL CURRENT LIABILITIES                                                                                 15,855       62,734
                                                                                                             ---------    ---------
LONG-TERM LIABILITIES
      Revolving credit facility                                                                                  5,119         --
      Notes payable                                                                                             12,038         --
      Other liabilities                                                                                          1,584        1,541
                                                                                                             ---------    ---------
      TOTAL LONG-TERM LIABILITIES                                                                               18,741        1,541
                                                                                                             ---------    ---------

SHAREHOLDERS' EQUITY:
      Preferred stock, $2.50 par value, authorized 10,000,000 shares; none
         issued or outstanding                                                                                    --           --
      Common stock, no par value, authorized 50,000,000 shares, issued
         and outstanding, 7,853,305 and 7,832,955 shares                                                        48,796       48,784
      Retained earnings (deficit)                                                                               (1,741)      (4,942)
      Foreign currency translation adjustment                                                                   (1,216)        (797)
                                                                                                             ---------    ---------
      TOTAL SHAREHOLDERS' EQUITY                                                                                45,839       43,045
                                                                                                             ---------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                                   $  80,435    $ 107,320
                                                                                                             =========    =========

                 See notes to consolidated financial statements

                  FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except for per share data)
                                  (unaudited)

                                              Three Months Ended       Nine Months Ended
                                                December 31,             December 31,
                                             --------------------    --------------------
                                                 1999        1998        1999        1998
                                             --------    --------    --------    --------
SALES                                        $ 31,248    $ 34,502    $ 81,267    $ 87,632
COST OF SALES                                  19,183      30,725      53,912      62,553
                                             --------    --------    --------    --------

GROSS MARGIN                                   12,065       3,777      27,355      25,079
                                             --------    --------    --------    --------

EXPENSES:
   Sales and marketing                          5,727      10,688      17,395      22,858
   Research and development                       946       1,503       3,294       4,004
   General and administrative                   2,297       3,741       8,718       9,527
                                             --------    --------    --------    --------
      Total operating expenses                  8,970      15,932      29,407      36,389
                                             --------    --------    --------    --------

OPERATING INCOME (LOSS)                         3,095     (12,155)     (2,052)    (11,310)

   Interest expense                              (837)       (856)     (2,635)     (2,578)
   Interest and investment income (loss)           89         (41)        305         435
   Other, net                                    (287)        (62)       (489)       (699)
   Gain on sale of REX                           --          --         8,072        --
                                             --------    --------    --------    --------
INCOME (LOSS) BEFORE INCOME TAXES               2,060     (13,114)      3,201     (14,152)
INCOME TAX BENEFIT                               --        (4,983)       --        (5,378)
                                             --------    --------    --------    --------

NET INCOME (LOSS)                            $  2,060    $ (8,131)   $  3,201    $ (8,774)
                                             ========    ========    ========    ========

NET INCOME (LOSS) PER SHARE:
   Basic                                     $   0.26    $  (1.04)   $   0.41    $  (1.11)
                                             ========    ========    ========    ========
   Diluted                                   $   0.26    $  (1.04)   $   0.41    $  (1.11)
                                             ========    ========    ========    ========

WEIGHTED AVERAGE SHARES:
   Basic                                        7,853       7,820       7,845       7,894
                                             ========    ========    ========    ========
   Diluted                                      7,912       7,820       7,884       7,894
                                             ========    ========    ========    ========


                 See notes to consolidated financial statements

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      (in thousands, except for share data)
                                  (unaudited)

                                                                                         Accumulated
                                                          Common Stock                      Other        Total
                                                     ---------------------    Retained  Comprehensive Shareholders'
                                                       Shares     Amount      Earnings     Income *      Equity
                                                     ---------   ---------   ---------    ---------    ---------
BALANCE - MARCH 31, 1999                             7,832,955   $  48,784   $  (4,942)   $    (797)   $  43,045
   Issuance of shares and amortization of deferred
   compensation expense for shares issued for
   services (unearned portion $60)                      20,350          12        --           --             12
   Income for the period                                  --          --         3,201         --          3,201
   Foreign currency translation adjustment                --          --          --           (419)        (419)
BALANCE - DECEMBER 31, 1999                          7,853,305   $  48,796   $  (1,741)   $  (1,216)   $  45,839
                                                     =========   =========   =========    =========    =========


* Comprehensive income, i.e., net income, plus, or less, other comprehensive income, totaled $2,782 for the nine months ended
  December 31, 1999.

                See notes to consolidated financial statements.

                  FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                             Nine Months Ended
                                                                                December 31,
                                                                           --------------------
                                                                             1999        1998
                                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                                          $  3,201    $ (8,774)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
TO NET CASH PROVIDED BY OPERATING ACTIVITIES
   Depreciation and amortization                                              4,251       4,441
   Provision for losses on accounts receivable                                1,072         188
   Loss on disposal of property and equipment                                    60          40
   Gain on sale of REX                                                       (8,072)       --
   Provision for inventory revaluation                                        2,350      11,216
   Deferred income taxes                                                       --        (2,500)
   Source (use) of cash from change in operating assets and liabilities:
     Accounts receivable                                                     (4,333)    (12,629)
     Inventories                                                              4,225      (4,999)
     Prepaids and other assets                                                4,466      (2,035)
     Accounts payable and accrued expenses                                   (4,426)      1,729
   Other, net                                                                    10         100
                                                                           --------    --------
   NET CASH  PROVIDED BY (USED IN) OPERATING ACTIVITIES                       2,804     (13,223)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                        (1,018)     (1,392)
   Proceeds from sale of property and equipment                                  33          52
   Software development costs                                                (1,125)     (1,575)
   Proceeds from sale of REX line                                            12,619        --
   Investments in limited partnerships                                         --        (6,000)
   Redemption of investments in limited partnerships                          6,045        --
   Change in other assets                                                      (631)     (1,399)
                                                                           --------    --------
   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                       15,923     (10,314)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payment of Senior Notes                                        (26,000)       --
   Principal payments of mortgage                                            (3,479)       (213)
   Proceeds from revolving credit facility                                    5,119       1,000
   Proceeds from issuance of common shares                                     --           268
   Purchase of Company common shares                                           --        (2,332)
   Other liabilities                                                             43         (61)
                                                                           --------    --------
   NET CASH USED IN FINANCING ACTIVITIES                                    (24,317)     (1,338)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                        (419)        604
                                                                           --------    --------
DECREASE IN CASH AND CASH EQUIVALENTS                                        (6,009)    (24,271)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             12,870      33,923
                                                                           --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $  6,861    $  9,652
                                                                           ========    ========

                 See notes to consolidated financial statements

                  FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

Reference is made to the financial statements included in the Company's annual Report (Form 10-K) filed with the Securities and Exchange Commission for the year ended March 31, 1999.

The financial statements for the periods ended December 31, 1999 and 1998 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

NOTES PAYABLE

During the quarter ended December 1999, the Company entered into a $25,000,000 secured financing facility with Banc of America Commercial Finance Corporation at a rate of 3/8% over the prime rate. The credit facility bears a maturity date of December 7, 2002. At the same time, the Company prepaid $10,000,000 in principal of its Senior Notes and the $3,290,000 outstanding balance on the mortgage on its headquarters building from the proceeds of this new credit facility. After application of the prepayment, which was made without penalty, the aggregate outstanding principal balance of the Senior Notes was $14,038,000. In February 2000, the Company voluntarily made an early principal payment of $2,000,000 on the Senior Notes. Under the restructured Note Agreements, the remaining balance of the Notes is due over the six years ending March 31, 2006 as follows: 2001 to 2005, $2,000,000 per year; 2006, $2,038,000. As the Company is no longer in default on the Notes, they have been classified as long-term liabilities except for the portion due within the next twelve months.

SALE OF REX PRODUCT LINE

In the September 1999 quarter the Company realized a gain of $8,072,000 on the sale of its REX product line for $13,250,000 and the assumption of related liabilities. The assets sold consisted primarily of inventory with a carrying value of approximately $5,000,000 and the Company's trademarks, copyrights, contract rights and other assets used in connection with the REX business.

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

                  FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


OPERATIONS - Continued

Information about the Company's product sales and major customers are as follows:


                                            Three Months Ended                        Nine Months Ended
                                   ------------------------------------- -- --------------------------------------
                                               December 31,                             December 31,
                                   ------------------------------------- -- --------------------------------------
Product Sales                           1999                 1998                1999                  1998
---------------------------------- ----------------    ----------------- -- ---------------- --- -----------------
    Reference                              $23,777              $22,237             $57,132               $60,559
    Rolodex                                  6,888                4,053              15,501                11,328
    REX                                          -                7,463               6,194                13,948
    Rocket eBook                               340                    -               1,575                     -
    Other                                      243                  749                 865                 1,797
---------------------------------- ----------------    -----------------    ----------------     -----------------
    Total Sales                            $31,248              $34,502             $81,267               $87,632
================================== ================    =================    ================     =================


Approximate foreign sources of revenues including export sales were as follows:

                                            Three Months Ended                        Nine Months Ended
                                   ------------------------------------- -- --------------------------------------
                                               December 31,                             December 31,
                                   ------------------------------------- -- --------------------------------------
Product Sales                           1999                 1998                1999                  1998
---------------------------------- ----------------    ----------------- -- ---------------- --- -----------------
    Europe                                  $7,039              $10,528             $22,291               $22,675
    Other International                      2,746                2,412               5,191                 6,255


For the three and nine month periods ended December 31, 1999 and 1998, no customer accounted for more than 10% of the Company's revenues.

RECLASSIFICATIONS

Certain foreign currency losses for prior years have been reclassified from Cost of Sales to Other, net for comparative purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended December 31, 1999 as compared with December 31, 1998:

Sales

Sales were $31,248,000 for the quarter ended December 31, 1999 compared with sales of $34,502,000 for the same quarter one year earlier. The sales decrease is attributable to the Company's divesture of the REX product line in September 1999. REX sales were $7,463,000 in the December 1998 quarter. The loss of REX sales was offset in part in the current period by an increase in sales of the Company's core electronic books and ROLODEX(R) Electronic organizers from $26,290,000 to $29,165,000 and increased technology licensing revenues of approximately $1,500,000. Sales by Voice Powered Technology International, Inc. ("VPTI"), an 82% owned subsidiary of the Company, decreased from $748,000 last year to $243,000 this year.

Gross Margin

Gross margin was $12,065,000 compared with $3,777,000 last year. Gross margin in the prior year was reduced by a pretax inventory writeoff of $11,216,000. Gross margin from operations without the effect of the writeoff was 43% last year compared with 39% in the present period as product mix shifted to more ROLODEX(R) Electronics organizer products that have lower margins than products that contain reference content and command higher profit margins.

Operating Expenses

Total operating expenses decreased by $6,962,000 from $15,932,000 in the same quarter last year to $8,970,000 this period. Sales and marketing expenses decreased from $10,688,000 (31% of sales) to $5,727000 (18% of sales) primarily due to a reduction in media advertising expense of $4,519,000 as 1998 advertising expenditures for the REX line were eliminated as a result of the divesture of the line in September 1999. Research and development expenses decreased from $1,503,000 (4% of sales) last year to $946,000 (3% of sales) primarily as a result of a 15% reduction in personnel during the June 1999 quarter. General and administrative expenses decreased in the present period from $3,741,000 (11% of sales) last year to $2,297,000 (7% of sales) primarily as a result of lower personnel costs due to the June 1999 quarter restructuring and the closing of certain foreign offices at that time. Interest expense was $837,000 compared with $856,000 last year because of decreased debt levels in the current year. Interest and investment income increased to $89,000 from a loss of $41,000 recorded last year. The December 1998 quarter included a loss of approximately $100,000 on the Company's investments in limited partnerships which investments were redeemed by the Company in April 1999.

Net Income

The Company had net income of $2,060,000, or $.26 per share, for the quarter ending December 31, 1999, compared with a net loss of $8,131,000, or $1.04 per share, last year, which loss was impacted by the inventory writedown of $6,916,000 net of tax benefit of $4,300,000 referenced above and the higher advertising costs associated with the REX line in December 1998. Because of net operating loss carryforwards, no income taxes have been provided for by the Company during the current period.

Nine months ended December 31, 1999 as compared with December 31, 1998:

Sales

Sales were $81,267,000 compared with sales of $87,632,000 for the comparable period one year earlier. The sales decrease is attributable to lower sales of the REX line, which decreased from $13,948,000 to $6,194,000 as a result of the divestiture of the product line in September 1999. Sales of core electronic books and ROLODEX(R) Electronic organizers were $71,133,000 as compared with $71,887,000 last year. Sales decreases were offset in part by increased royalties from technology licenses, which were up by $2,391,000 over last year. VPTI's sales decreased from $1,796,000 last year to $865,000 in the current nine month period.

Gross Margin

Gross margin was $27,355,000, or 34% of sales, compared with $ 25,079,000, or 29% of sales, last year which included an inventory writedown of $11,216,000. Excluding the effect of the writedown, last year's gross margin was $36,295,000 or 41% of sales. The year to year decrease was attributable to costs of approximately $1,500,000 related to an inventory writedown and price protection in connection with the Rocket eBook, $2,300,000 of costs associated with the transition to the new upgraded reference and ROLODEX(R) Electronic products, as well as the shift in product mix to organizer products that have lower margins than products that contain reference content.

Operating Expenses

Total operating expenses decreased from $36,389,000 (42% of sales) in the period last year to $29,407,000 (36% of sales) in the current year. Sales and marketing expenses decreased from last year's level of $22,858,000 (26% of sales) to $17,395,000 (21% of sales) due to reduced advertising and media expenditures, most of which related to the now divested REX line. Research and development expenses decreased to $3,294,000 (4% of sales) compared with $4,004,000 (5% of sales) in the prior period. General and administrative expenses were down to $8,718,000 (11% of sales) compared with $9,527,000 (11% of sales) last year. Both research and development and general and administrative expenses decreased primarily as a result of a 15% reduction in personnel in June 1999. Interest expense increased from $2,578,000 last year to $2,635,000 this year due to increased interest rates on the Company `s Senior Notes. Interest and investment income decreased to $305,000 from $435,000 last year mainly due to lower average cash balances in the current year.

Net Income

On September 27, 1999, the Company sold its REX product line for $13,250,000, resulting in a gain of $8,072,000 for the second quarter. The Company reported net income of $3,201,000, or $.41 per share, including the gain of $8,072,000 from the REX divestiture, an inventory writedown of $1,500,000 on the Rocket eBook and $2, 300,000 of costs associated with the transition to the new product line for the nine months ending December 31, 1999 compared with a net loss of $8,744,000, or $1.11 per share, last year, which was impacted by the inventory writedown and higher advertising costs associated with the REX line described above. Because of net operating loss carryforwards, no income taxes have been provided for by the Company during the period.

CHANGES IN FINANCIAL CONDITION

Inventories decreased from $23,934,000 at March 31, 1999 to $12,583,000 at the end of the December quarter as a result of the REX divestiture and the seasonally lower sales expected for the March and June quarters. Cash and cash equivalents of $12,870,000 and investments in limited partnerships of $6,045,000 at March 31, 1999 are compared with cash of $6,861,000 at December 31, 1999. The investments in limited partnerships were redeemed by the Company in the June 1999 quarter and the Company made a principal payment of $6,000,000 on its Senior Notes in April 1999. The Company made two additional principal payments on the Senior Notes of $10,000,000 each from the proceeds of the REX divestiture in September 1999 and from the proceeds of its new credit facility described below. Notes payable of $40,000,000 at March 31, 1999 were classified as a current liability when the Company was in default of certain covenants under the agreements by which the Senior Notes were issued. Since the closing of the new credit facility in December 1999, the Company is no longer in default and the current portion of Senior Notes was $2,000,000 at December 31, 1999 with the remaining $12,038,000 classified as a long term liability. In February 2000, the Company voluntarily made an early principal prepayment of $2,000,000 on the Senior Notes. Accounts payable had a seasonal decrease from $19,136,000 to $13,725,000. Income tax receivable of $3,601,000 at March 31 decreased to $568,000 at December 31, 1999 as the Company received a portion of its tax refund during the September quarter. Prepaids and other assets decreased from $3,201,000 to $1,147,000 primarily as a result of a reduction in advance payments to vendors and barter credits available. Accounts receivable increased from $17,225,000 to $20,486,000 as a result of seasonally higher sales.

LIQUIDITY AND CAPITAL RESOURCES

In December 1999, the Company entered into a $25,000,000 secured financing facility with Banc of America Commercial Finance Corporation at a rate of 3/8% over the prime rate. At that time, the Company prepaid $10,000,000 in principal of its Senior Notes from the proceeds of this new credit facility and the Senior Note Agreements were restructured to allow the Company to continue to operate under the Senior Note Agreements going forward. After application of the prepayment, which was made without penalty, the aggregate outstanding principal of the Senior Notes was $14,038,000 at December 1999. The Company also prepaid the balance of the mortgage on its headquarters facility of approximately $3,290,000 from the proceeds of its new credit facility. The Company pays a commitment fee of 0.5% per annum on the unused portion of the credit facility. At

December 31, 1999, borrowings under the revolving line of credit were $5,119,000. In February 2000, the Company voluntarily made an early principal prepayment of $2,000,000 on the Senior Notes. Management believes that cash flow from operations and the revolving line of credit will be adequate to provide for the Company's liquidity and capital needs for the foreseeable future.

The Company has no material commitments for capital expenditures in the next twenty-four months.

Year 2000 Compliance

The Company has completed remediation of its existing operational software in connection with the year 2000. The cost of remediation was $355,000 of which approximately $15,000 was expensed during the nine months ended December 31, 1999 and $340,000 was expensed in the prior years.

PART II.

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES - NONE

ITEM 3. DEFAULT UPON SENIOR SECURITIES - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS - NONE

ITEM 5. OTHER INFORMATION - ROLODEX(R) is a registered trademark of Berol Corporation, a subsidiary of Newel Rubbermaid Inc. Rocket eBook is a trademark of NuvoMedia Inc.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Two reports on Form 8-K were filed by the Company during the quarter ended December 31, 1999 relating to the REX divestiture and the Company's refinancing. A report on Form 8-K was filed by the Company on January 4, 2000 relating to the resignation of a director.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FRANKLIN ELECTRONIC PUBLISHERS,
                                         INCORPORATED
                                           Registrant

February 11, 1999                    /s/  Barry J. Lipsky
-----------------                   ---------------------
Date                                Barry J. Lipsky
                                    President and Chief Executive Officer
                                    (Duly Authorized Officer)


February 11, 1999                     /s/  Arnold D. Levitt
-----------------                   -----------------------
Date                                Arnold D. Levitt
                                    Senior Vice President

                                    Principal Financial and Accounting Officer
                                    (Duly Authorized Officer)