Form 10-K405
period 2000-03-31
FRANKLIN ELECTRONIC PUBLISHERS INC
filed 2000-06-28
CIK 356841

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the fiscal year ended March 31, 2000

                         Commission File Number 0-14841

                               ----------------

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

                               ----------------

      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                      None

       Securities registered pursuant Section 12(g) of the Exchange Act:

                           Common Stock, no par value

                               ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of June 14, 2000, approximately 7,900,000 shares of common stock of the registrant were outstanding and the aggregate market value of common stock held by non-affiliates was approximately $41,000,000.

   The registrant's Proxy Statement for its 2000 annual meeting of shareholders is hereby incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                       Franklin(R)
                                                       Electronic Publishers






                                 ANNUAL REPORT
                                March 31, 2000

                  FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

                 INDEX TO ANNUAL REPORT ON FORM 10-K FILED WITH
                     THE SECURITIES AND EXCHANGE COMMISSION
                           YEAR ENDED MARCH 31, 2000

                               ITEMS IN FORM 10-K

                                                                          PAGE
                                                                          ----
 PART I

 ITEM 1.  BUSINESS......................................................    1
 ITEM 2.  PROPERTIES....................................................   11
 ITEM 3.  LEGAL PROCEEDINGS.............................................   11
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........   11
          EXECUTIVE OFFICERS OF THE REGISTRANT..........................   11

 PART II

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS......................................................   13
 ITEM 6.  SELECTED FINANCIAL DATA.......................................   14
 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS....................................   14
 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................   18
 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.....................................   35

 PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............   36
 ITEM 11. EXECUTIVE COMPENSATION........................................   36
 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT...................................................   36
 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................   36

 PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K.....................................................   37
 Signatures..............................................................  38

                                     PART I

ITEM 1. BUSINESS

   Franklin Electronic Publishers, Incorporated ("Franklin" or the "Company") designs and develops hand-held electronic information products, such as electronic books (sometimes known as eBooks) and electronic organizers.

   The Company believes it is the world's largest designer, developer and publisher of hand-held electronic books, having sold more than twenty-three million units since 1986. The Company's electronic books are battery-powered devices that incorporate the text of a reference work or database and permit the user to read selected portions on a display screen. The Company owns or has licenses to publish in electronic format more than 200 titles, including monolingual and bilingual dictionaries (such as Merriam-Webster's Tenth Collegiate Dictionary), the Bible, encyclopedias (such as the Concise Columbia Encyclopedia), entertainment-oriented publications (such as Parker's Wine Guide), educational publications and medical publications (such as the Physicians' Desk Reference(R)).

   The Company marketed its first electronic book, the Spelling Ace(R), in 1986. The Company believes that the Spelling Ace was one of the first electronic books marketed in the United States. Beginning in 1987, Franklin began marketing increasingly sophisticated electronic versions of thesauruses and dictionaries and, in 1989, the Holy Bible.

   In 1996, the Company acquired certain assets of the ROLODEX(R) Electronics product line and the associated trademark license. Under the license, the Company acquired the right to build and market databanks and organizers under the ROLODEX(R) Electronics mark.

   In 1999, the Company introduced at retail an electronic book produced by a third party for downloading content on the Internet. That product introduction initiated the Company's strategy of providing content for downloading from the Internet for hand-held products.

   The Company was incorporated in 1983 in the Commonwealth of Pennsylvania as the successor to a business commenced in 1981. The Company's principal executive offices are located at One Franklin Plaza, Burlington, New Jersey 08016-4907, and its telephone number is (609) 386-2500.

COMPETITIVE ADVANTAGES

   The Company believes that it has the following competitive advantages:

 . Strong Share in Electronic Books. Franklin is the preeminent company in the hand-held electronic reference market, with leading positions in the United States and certain markets internationally. The Company believes it has dominant market share in North America, Europe and Australia, as well as a major presence in the Middle East. Over the past thirteen years, Franklin has sold twenty-three million units worldwide and currently markets over 200 electronic books globally.

 . Breadth and Strength of Distribution. The Company distributes its products through 45,000 retail outlets in more than fifty countries. The Company also uses direct channels to serve multiple markets, such as the professional, educational and customized application markets. In the professional market, Franklin has achieved considerable success with its electronic format medical publications. In the educational market, the Company's electronic books are used in schools throughout the United States. Due to the success of its electronic Bible, the Company has also achieved substantial sales in the religious market, with Franklin products currently distributed through Christian-affiliated bookstores.

 . Technological Leadership in Refining Information for Electronic Use. Franklin has significant expertise in providing high quality content and functionality through cost-effective hardware designs of electronic information products. The Company's products combine sophisticated technology with a user-friendly interface designed for convenient and rapid retrieval of data. In essence, the Company sells answers, not simply information devices or large databases. Franklin's ability to compress data and to design systems that permit quick and intelligent information retrieval enables it to offer compact products with high functionality. For example, the Company stores the almost three thousand page Physicians' Desk Reference, which fills up twenty megabytes of memory space, into the memory space of only five megabytes, which also includes sophisticated search and retrieval functionality. The Company has been able to manufacture higher performance products at lower cost due in part to declining prices of ROM chips. The Company's vertically integrated research and development effort, devoted to developing both the hardware and software for its products, also enables it quickly to utilize both superior and cost-minimizing technologies. As a result, the cost of Franklin's products to consumers has decreased over the years to prices approaching those of print versions of reference publications, offering consumers added value at attractive price points.

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

 . Efficient and Cost-Effective Manufacturing Process. Franklin controls the entire manufacturing process of its products, from design to sale, but does not own actual manufacturing facilities. This "virtual manufacturing" model enables the Company to produce its products in the most cost-effective manner by allowing the Company to outsource the manufacturing and assembly functions to third parties which meet the Company's cost and quality specifications. In this way, the Company maintains a high degree of flexibility and adaptability in its product sourcing operations.

BUSINESS STRATEGIES

   Franklin was the first, and strives to be the best, in electronic books. The Company's strategy to fulfill that mission is to leverage its leading market position by exploiting the following opportunities:

 . Use of the Internet to Distribute Content. The Company has begun to publish certain reference works on its web page (franklin.com) in electronic form for downloading to multiple platforms, including to the Company's hand-held electronic books. In this way, the Company expects to leverage its expertise in refining reference data with its competitive advantages in developing and distributing hand-held products to reach a broader installed base. The Company is developing hardware platforms designed specifically to provide for portable use of content delivered from the Company's website.

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

 . Continuing Upgrade of Reference Products. The Company's reference product line continues to represent the major portion of its revenue. Dictionaries, spell correctors, and Bibles have been the Company's mainstream consumer electronics products. During fiscal 2000, the Company initiated shipments of upgraded and enhanced versions of products. The Company intends to continue to upgrade and enhance its core products.

 . Investment in Marketing. The Company believes that a major opportunity lies in broadening consumer awareness of the hand-held electronic reference category in order to generate mass market interest in the Company's products. To date, the Company has engaged only in limited advertising on the national or local levels. The Company has, however, enjoyed some success with its advertising campaigns. The Company intends to upgrade its website, franklin.com, in order to increase consumer awareness of its products and to open a new channel of distribution of its products.

 . Growth in Selected International Markets. The Company has had success in selling its products directly through wholly-owned, local subsidiaries in selected international markets, such as the United Kingdom which was established to market and distribute British English versions of the Company's American English products, and through distributors in other markets. Because of the slowed growth in some international markets over the past two fiscal years, the Company is concentrating its sales efforts in key markets, such as the United Kingdom, Germany and France. The Company anticipates that its international sales will continue to provide a significant portion of its revenues.

 . Exploitation of OEM Opportunities. OEM (or "Original Equipment Manufacturer") opportunities are business agreements pursuant to which the Company develops products for resale by its partners. The Company has such agreements in the medical publishing and French and Spanish markets and will seek to broaden its activities to other vertical markets. The Company believes its OEM business can be expanded as the Company upgrades existing and develops new open system platforms.

RISK FACTORS

   The Company believes that the most significant risks to its business involve those set forth below.

 . Dependence on New Products and Titles. The Company depends to a large extent on the introduction of successful new products and titles to generate sales growth and replace declining revenues from certain older titles. The Company currently has several new products and titles under development; however, significant development efforts for a number of the Company's proposed new products and titles will be required prior to their commercialization. A significant delay in the introduction of a new product or title could have a material adverse effect on the ultimate success of the product or title. In addition, if revenues from new products and titles fail to replace declining revenues from certain existing products and titles, the Company's operating results and growth could be adversely affected. There can be no assurance that new products and titles currently under development will be introduced on schedule, that they will generate significant revenues, or that the Company will be able to introduce additional new products and titles in the future.

 . Inventory Management. The Company's lead times are necessarily long because of the custom nature of certain components and because most of its components are manufactured, and its platforms are assembled, in Asia. Accordingly, production and procurement planning are critically related to the Company's anticipated sales volume. Any significant deviation from projected future sales could result in material shortages or surpluses of inventory. Shortages could cause the Company's distribution base to shrink as customers turn to the Company's competitors. Inventory surpluses could cause cash flow and other financial problems, which might cause the Company to liquidate inventory. There can be no assurance that the Company's forecasts of demand for its products will be accurate. Inaccurate forecasts, or unsuccessful efforts by the Company to cope with surpluses or shortages, could have a material adverse effect on the Company's business.

 . Changes in Technology. In general, the computer industry, both with respect to software and hardware, is subject to rapidly changing technology. Accordingly, the technology underlying the Company's products may similarly be subject to change. The introduction of products embodying new technologies and the emergence of new industry standards could exert price pressure on the Company's existing products or render such products unmarketable or obsolete. The Company's ability to anticipate changes in technology and industry standards and to develop and introduce new and enhanced products, as well as additional applications for existing products, in each case on a timely and cost-effective basis, will be a critical factor in the Company's ability to grow and remain competitive. There can be no assurance that technological changes will not materially adversely affect the Company's business.

 . Competition. The consumer electronics market is highly competitive and characterized by rapid technological advances and the regular introduction of new products or enhancements of existing products. The Company believes it faces various degrees of competition at different price points in the market. Competitive factors include product quality and reliability, price, performance, marketing and distribution capability, service and reputation. There can be no assurance that companies currently in the consumer electronics market will not enter the specific markets in which the Company currently sells its products. There can be no assurance that other companies, currently in the consumer electronics industry, will not enter the electronic book market. Many of such companies have greater capital, research and development, marketing and distribution resources than the Company. If new competitors emerge or the existing market becomes more competitive, the Company could experience significant pressure on prices and margins.

 . Dependence on Key Suppliers. Certain integrated circuits essential to the functioning of the Company's products are manufactured by a relatively small number of overseas suppliers. Missed, late or erratic deliveries of custom IC-ROMs and other parts could materially adversely impact the timing of new product deliveries as well as the Company's ability to meet demand for existing products. If any one of the integrated circuit suppliers were unable to meet its commitments to the Company on a timely basis, such failure could have a material adverse effect on the Company's business.

 . Intellectual Property Rights. The Company owns utility and design patents in the United States and elsewhere on its electronic books. There can be no assurance (i) that the claims allowed under any patents will be sufficiently broad to protect the Company's technology, (ii) that the patents issued to the Company will not be challenged, invalidated or circumvented or (iii) as to the degree or adequacy of protection any patents or patent applications will afford. The Company also claims proprietary rights in various technologies, know-how, trade secrets and trademarks which relate to its principal products and operations, none of which rights is the subject of patents or patent applications in any jurisdiction. There can be no assurance as to the degree of protection these rights may or will afford the Company.

 . International Sales and Currency Fluctuations. The Company expects that international sales will constitute a material portion of the Company's business. The Company's international business is subject to various risks common to international activities, including political and economic instability and the need to comply with export laws, tariff regulations and regulatory requirements. There can be no assurance that political or economic instability in any given country or countries will not have an adverse impact on the Company's overall operations. Because approximately 30% of the Company's sales are made in currencies other than the U.S. dollar, the Company is subject to the risk of fluctuation in currency values from period to period. The Company did not hedge its exposure to currency fluctuations in the last two fiscal years. The risk associated with fluctuations in currency values can be expected to increase to the extent the Company expands its international operations.

PROCESS OF REFINING CONTENT FOR USE IN ELECTRONIC PRODUCTS

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

   For certain closed system electronic books, a prototype chip containing the compressed data and interface software is then carefully tested before final chips are produced. To complete the product, the chips are assembled in a hardware platform or in a card, similar to a traditional book publisher printing and binding a hard copy book.

PRODUCTS

Electronic Books

   Franklin currently markets more than 200 electronic books in various categories, including thesauruses, dictionaries, bilingual dictionaries, the Bible, the Concise Columbia Encyclopedia, and educational and medical publications. Different versions of the Company's electronic reference products use different databases and provide various levels of functionality.

 Dictionaries

   Franklin's electronic spelling products (the "Spelling Ace(R)" line) operate as phonetic spelling error detectors and correctors, puzzle solvers, word list builders and word finders. These products permit the user to obtain the correct spelling of a word that the user does not know how to spell correctly. For example, if the user phonetically types in "krokodyl," the book will display a list of seven words including, as the first choice, "crocodile." The Company markets various versions in the Spelling Ace line incorporating different databases. The most popular version is based on a list of over 80,000 American English words licensed to the Company by Merriam-Webster.

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

 The Bible

   Franklin's electronic Holy Bible is a hand-held edition of the entire text of the Bible, which allows for retrieval of text by searches based on single words, word groups or synonyms. For example, a search for the words "valley" and "shadow" will retrieve the Twenty-third Psalm. Because of its built-in ability to conduct full-text word searches, the Franklin Bible is a fully automated concordance. The Company sells the Bible on its BOOKMAN platform and on cards designed for use with its BOOKMAN platform. The Company sells both the King James and the New International versions of the Bible, as well as a children's version of the Bible, and markets a Bible question-and-answer card. The Company sells electronic versions of a Spanish language Bible, the Reina Valera edition, and a German language Bible that is commonly known as the Luther Bible. The Company sells a speaking version of its King James Bible with spoken passages recorded by Johnny Cash.

 Medical Publications

   The Pocket PDR(TM) Medical Book System comes with two card slots and a broad range of titles. The platform uses Franklin's proprietary microprocessor and has an 8-line screen which is particularly useful when accessing and viewing drug information monographs.. Available book cards for the Pocket PDR(TM) Medical Book System include the Physicians' Desk Reference, The Merck Manual, The Washington Manual of Medical Therapeutics, The Medical Letter of Adverse Drug Interactions, Harrison's Principles of Internal Medicine Companion Handbook, Drug Interactions and Side Effects, The Sanford Guide to Antimicrobial Therapy, Stedman's Medical Dictionary, and Griffin's Five-Minute Clinical Consult.

   In the 2000 fiscal year, the Company began development of certain medical titles for use in a variety of hand-held platforms. The Company has developed and has begun to sell versions of the 2000 Physicians' Desk Reference for Palm OS devices as a download from its website, franklin.com; as a CD-ROM for PC installation; and as a module for the Palm OS-based Visor handheld sold by Handspring, Inc. The Company is developing the Physicians' Desk Reference for use in Windows CE devices and is developing other medicals titles for both Palm OS and Windows CE applications.

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

 English as a Second Language Products

   The Company has produced bilingual electronic learners' dictionaries based on the Oxford Students' Dictionary of Current English that have English definitions in simplified language. These learners' dictionaries are intended to aid native Arabic, Hebrew, and Korean speakers to learn English as a second language ("ESL"). The Company produces a hand-held electronic tutor that utilizes digitally recorded and compressed speech technology to pronounce a basic vocabulary of English words for the ESL student and provides identification of words through the use of graphic images. The user speaks into a microphone built into the electronic book, which records and plays back the user's pronunciation of a word as well as the proper pronunciation stored in the product, thereby allowing the user to compare the two pronunciations and correct his or her pronunciation as appropriate. The Company plans to license certain technology for a Chinese/English product to be sold to native Chinese speakers.

 Other Products

   In 1999, the Company introduced at retail in the United States an electronic book platform under the name Franklin Rocket eBook(TM) that was developed by a third party which was a hand-held platform for downloading information from the Internet through a personal computer. The Company has discontinued selling this product.

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

Electronic Organizers

   In 1997, the Company began to sell a line of organizers and databanks under the ROLODEX(R) trademark which had been licensed by the Company late in 1996. Since acquiring the ROLODEX(R) Electronics product line, the Company has updated and improved both low priced databanks, that allow users to store and retrieve names and telephone numbers, and higher priced and more advanced personal organizers, that can interface with desktop PCs.

   The Company believes that not only does the hand-held organizer market complement its existing businesses but also that there is potential to improve the market share of the ROLODEX(R) Electronics business given Franklin's existing competitive strengths.

Personal Computer Companion Products

   In September 1997, the Company began to sell the REX PC Companion line of products, a computer companion product that downloads a user's personal information, such as schedules, names, addresses and phone numbers, from a PC. In September 1999, the Company sold the REX product line to Xircom, Inc.

Internet Enabled Content and Devices

   In the 2000 fiscal year, the Company began to offer versions of certain reference works, including the Physicians' Desk Reference and the Bible, from its website, franklin.com, for downloading to handheld devices using the Palm operating system. The Company is developing hardware platforms specifically designed to provide for portable use of content delivered from the Company's website.

RESEARCH AND DEVELOPMENT AND CONTENT ACQUISITION

   The Company has a group of approximately fifty persons that performs research and development relating to new electronic information products as well as improvements to existing products. The group also conducts ongoing research in connection with the development of software and hardware for the Company's products. The Company focuses its hardware development efforts on creating new platforms.

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

 Global OEM and Vertical Markets

   The Company has licensed databases from respected medical publishers for the rapid delivery of massive, complicated information in a highly portable format for the physician in training and in practice. Selected medical databases are being sold, or are in development, as BOOKMAN cards for the Pocket PDR Medical Book System. Sales efforts are augmented by co-marketing efforts with the Company's licensors of medical databases. The Company is also launching a line of BOOKMAN book cards targeted for use by pharmacists in both the hospital and retail settings. The Company has developed and has begun to sell versions of the 2000 Physicians' Desk Reference for Palm OS devices as a download from its website, franklin.com; as a CD-ROM for PC installation: and as a module for the Palm OS-based Visor handheld sold by Handspring, Inc. The Company is developing the Physicians' Desk Reference for use in Windows CE devices and is developing other medicals titles for both Palm OS and Windows CE applications.

   The Company produces custom products for third parties, including revisions of an electronic index for Plaza y Janes, a Spanish print publisher. The Company has developed custom products including the Larousse Copiloto for a Spanish print encyclopedia publisher as well as a speaking version of the alMawrid, an Arabic-English bilingual dictionary for sale in the Middle East. The Company continues to pursue opportunities for custom versions of its products.

   The Company sells electronic books directly to educators and school systems throughout the United States. The Company's electronic books are in use in schools throughout the United States.

PATENTS, TRADEMARKS AND COPYRIGHTS

   The Company owns more than twenty United States utility and design patents on its electronic reference products and a number of international patents on its products. The Company actively pursues the acquisition and enforcement of patent rights and, in furtherance thereof, maintains an ongoing program to apply for and prosecute patent applications and to enforce its rights in patents that issue therefrom.

   Franklin owns certain trademark rights, including "Franklin(R)", "BOOKMAN(R)", "Spelling Ace(R)", "Wordmaster(R)", "Next Century(R)" and "Language Master" and has an exclusive license for the mark ROLODEX(R) Electronics in the United States and various foreign countries.

   Copyrights to certain word lists incorporated in the Company's electronic books are the property of the Company's licensors. The Company owns copyrights in certain programs and algorithms used in, as well as the compilations of, its electronic books.

COMPETITION

   The Company is the market leader for hand-held electronic books. The Company's main domestic competitor in the electronic book category is Seiko Instruments USA Inc. ("Seiko"), which markets spelling correctors, thesauruses and dictionaries. The Company faces various degrees of competition at different price points in the consumer market. The Company's major competitor, Seiko, focuses primarily on the modestly-priced end of the market. The Company's main international competitors are Lexibook, which markets French monolingual spelling correctors, thesauruses and dictionaries in France, and Hexaglot, which markets German-centric bilinguals and translators in Germany.

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

   A number of prominent electronics manufacturers, including 3Com, Sharp Electronics Corporation, Casio, Royal, Psion, LG Electronics, Gemstar International Group, and Hewlett-Packard Company, market palmtop personal organizer products, personal digital assistants, electronic books, computer peripherals, or general usage personal computers that offer varying degrees of electronic reference capabilities and personal information management functions. Many competitors in this market have greater capital, research and development, marketing and distribution resources than the Company and there can be no assurance that the Company can successfully compete in this market.

   Merriam-Webster's is a trademark of Merriam-Webster, Inc.; Physicians' Desk Reference and Pocket PDR are trademarks of Medical Economics Data, a division of Medical Economics Company, Inc.; Palm is a trademark of Palm Inc.; Windows is a trademark of Microsoft Corporation; Handspring and Visor are trademarks of Handspring, Inc; ROLODEX(R) is a registered trademark of Berol Corporation, a division of Newell Rubbermaid Inc.; and Rocket eBook is a trademark of Nuvo Media.

EMPLOYEES

   As of June 14, 2000, the Company employed approximately 190 persons in the United States, approximately 25 persons in Asia, and approximately 70 persons in international sales and marketing subsidiaries. None of the Company's employees is represented by a union. The Company believes its relations with its employees are satisfactory.

    Except for the historical information contained herein, the matters discussed throughout this report, including, but not limited to, those that are stated as Franklin's belief or expectation or preceded by the word "should" are forward looking statements that involve risks to and uncertainties in Franklin's business, including, among other things, the timely availability and acceptance of new electronic reference products and organizers, changes in technology, the impact of competitive electronic products, the management of inventories, Franklin's dependence on third party component suppliers and manufacturers, including those that provide Franklin-specific parts, and other risks and uncertainties that may be detailed from time to time in Franklin's reports filed with the Securities and Exchange Commission.


ITEM 2. PROPERTIES

   The Company owns a 90,000 square foot corporate headquarters in Burlington, New Jersey. The Company believes this facility will satisfy its foreseeable needs for office, laboratory and warehousing space.

ITEM 3. LEGAL PROCEEDINGS

   The Company has entered into a settlement agreement in connection with that action filed in the United States District Court for the Southern District of New York by Aral Holdings, Inc., in July 1999.

   The Company is subject to litigation from time to time arising in the ordinary course of its business. The Company does not believe that any such litigation is likely, individually or in the aggregate, to have a material adverse effect on the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS--NONE

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                     AGE POSITION
----                     --- --------
Barry J. Lipsky.........  49 President and Chief Executive Officer; Director
Gregory J. Winsky.......  50 Executive Vice President, Business Development, General Counsel,
                             and Secretary
Arnold D. Levitt........  63 Senior Vice President, Chief Financial Officer; Treasurer
Toni M. Tracy...........  51 Senior Vice President, Publisher Relations
Robert L. Garthwaite....  39 Vice President, Worldwide Sales and Marketing

   Mr. Lipsky joined the Company as Vice President in February 1985. He was elected Executive Vice President in 1997, was named Acting President and Chief Operating Officer in April 1999 and President and Chief Executive Officer in July 1999. Mr. Lipsky is a director of Voice Powered Technology International, Inc., an approximately 82% owned subsidiary of the Company.

   Mr. Winsky was elected Vice President and Secretary of the Company in June 1984, was elected Senior Vice President in January 1993 and Executive Vice President in July 1999. Mr. Winsky is Chief Executive Officer of and a director of Voice Powered Technology International, Inc.

   Mr. Levitt joined the Company in May 1999 as Interim Chief Financial Officer and Treasurer and was elected Senior Vice President, Chief Financial Officer and Treasurer of the Company in July 1999. Mr. Levitt has been engaged in consulting as a chief financial officer or senior business adviser for companies in a variety of industries since 1996. Prior to these consulting arrangements, Mr. Levitt was Executive Vice President and Chief Operating Officer of Wico Gaming Supply Corp. Mr. Levitt has owned or was employed as a chief financial officer of a number of companies and also worked in public accounting. Mr. Levitt is Chief Financial Officer and a director of Voice Powered Technology International, Inc.

   Ms. Tracy joined the Company in February 1995 as Vice President of the Company's Medical Division and was elected Vice President, Publisher Relations of the Company in May 1996. In September 1996, Ms. Tracy was named President of the Medical Division. She was elevated to Senior Vice President in 1998. From 1984 until 1995, Ms. Tracy was employed by Churchill Livingstone, the medical publishing subsidiary of Pearson plc, a British media conglomerate, in a variety of publishing positions and last held the position of Executive Vice President and Publisher of Churchill Livingstone International, an Anglo-American medical publishing enterprise.

   Mr. Garthwaite joined the Company in 1990 as Product Development Coordinator and in August 1998 was named Vice President for Reference and ROLODEX(R) Electronics Organizer Products. In December 1999, he was elected Vice President of the Company for Worldwide Sales and Marketing.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Company's common stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "FEP." The following table sets forth the range of the high and low closing sales prices as reported by the NYSE for the last two fiscal years:

                                                                Sales
                                                               -------------
   Quarter Ended                                               High      Low
   -------------                                               ----      ---
   June 30, 1998.............................................. 12 7/16    9 1/8
   September 30, 1998.........................................  9 13/16   7 3/8
   December 31, 1998.......................................... 12 11/16   7 3/4
   March 31, 1999............................................. 11 13/16   4 5/8

   June 30, 1999..............................................   7        3 11/16
   September 30, 1999.........................................  5 13/16   2 5/16
   December 31, 1999..........................................  5 15/16   3 1/2
   March 31, 2000.............................................  7 3/4     5 1/4

   The approximate number of holders of record of the common stock as of June 14, 2000 was 1,100.

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

                                          Year Ended March 31,
                               ----------------------------------------------
                                2000      1999      1998     1997      1996
                               -------  --------  --------  -------  --------
STATEMENTS OF OPERATIONS DATA
Sales......................... $96,422  $103,793  $100,240  $88,650  $100,823
Cost of Sales.................  61,223    81,209    56,866   46,074    53,666
                               -------  --------  --------  -------  --------
Gross Margin..................  35,199    22,584    43,374   42,576    47,157
                               -------  --------  --------  -------  --------
Expenses:
  Sales and marketing.........  20,741    28,928    22,303   17,621    17,237
  Research and development....   4,215     5,740     5,537    5,472     5,544
  General and administrative..  11,746    20,283    12,912    8,534     8,125
                               -------  --------  --------  -------  --------
    Total operating expenses
     .........................  36,702    54,951    40,752   31,627    30,906
                               -------  --------  --------  -------  --------
Operating Income (Loss).......  (1,503)  (32,367)    2,622   10,949    16,251
  Interest expense............  (3,086)   (3,554)   (3,385)    (775)      (36)
  Interest and investment
   income.....................     355       674     1,883      560       505
  Other, net..................  (1,162)     (656)     (590)
  Gain on Sale of REX.........   8,072       --        --       --        --
                               -------  --------  --------  -------  --------
Income (Loss) Before Income
 Taxes........................   2,676   (35,903)      530   10,734    16,720
Income Tax (Benefit)
 Provision....................     --     (5,712)     (899)   4,079     6,354
                               -------  --------  --------  -------  --------
Net Income (Loss)............. $ 2,676  $(30,191) $  1,429  $ 6,655  $ 10,366
                               =======  ========  ========  =======  ========
Net Income (Loss) Per Share:
  Basic....................... $  0.34  $  (3.81) $   0.18  $  0.83  $   1.33
                               =======  ========  ========  =======  ========
  Diluted..................... $  0.34  $  (3.81) $   0.18  $  0.82  $   1.25
                               =======  ========  ========  =======  ========
Weighted Average Shares:
  Basic.......................   7,861     7,923     8,069    8,006     7,799
                               =======  ========  ========  =======  ========
  Diluted.....................   7,931     7,923     8,156    8,123     8,281
                               =======  ========  ========  =======  ========

                                                    At March 31,
                                     -------------------------------------------
                                      2000     1999     1998     1997     1996
                                     ------- -------- -------- -------- --------
BALANCE SHEET DATA
Working Capital..................... $20,777 $  4,142 $ 74,783 $ 77,796 $ 45,824
Total Assets........................  70,060  107,320  136,188  131,055   82,869
Long-term Liabilities...............  11,690    1,541   45,089   44,518      653
Shareholders' Equity................  46,138   43,045   74,746   73,603   65,538

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   Net income for the year ended March 31, 2000 was $2.7 million, or $0.34 per share, compared with a loss of $30.2 million, or $3.81 per share, in the prior year. Current year net income includes a gain of $8.1 million from the divestiture of the REX product line in September 1999. Results for the year were negatively affected by first quarter charges of $2.6 million for price protection and inventory writedowns in connection with the Company's sale of a third party product, the Rocket eBook, costs of $2.3 million involved with the transition to new upgraded product lines and a restructuring charge of $1.1 million which included severance related to a 15% reduction in personnel.

   The fiscal 1999 results reflected an operating loss of $32.4 million which was primarily the result of an inventory writedown of $13.5 million, a writedown of royalty advances of $6.0 million, planned increases in advertising expenditures of $5.4 million, increased price protection of $3.9 million, a write-off of $2.3 million of receivables, and restructuring charges (including costs of changes in management) of $2.4 million. Approximately half of the fiscal 1999 operating loss was related to the REX product line, which was sold by the Company in the 2000 fiscal year.

RESULTS OF OPERATIONS

   The following table summarizes the Company's historical results of operations as a percentage of sales for fiscal 2000, 1999, and 1998:

                                                     Year Ended March 31,
                                                   ----------------------------
                                                    2000      1999       1998
                                                   -------  --------   --------
                                                    (dollars in thousands)
Sales:
  Domestic Sales.................................. $63,419  $ 68,248   $ 66,610
  International Sales.............................  33,003    35,545     33,630
                                                   -------  --------   --------
    Total Sales................................... $96,422  $103,793   $100,240
                                                   =======  ========   ========
As a Percentage of Total Sales:
  Domestic Sales..................................    65.8%     65.8%      66.5%
  International Sales.............................    34.2      34.2       33.5
                                                   -------  --------   --------
  Total Sales.....................................   100.0%    100.0%     100.0%
  Cost of Sales...................................    63.5      78.3       56.8
  Gross Margin....................................    36.5      21.7       43.2
  Expenses:
    Sales and marketing...........................    21.5      27.9       22.2
    Research and development......................     4.4       5.5        5.5
    General and administrative....................    12.2      19.5       12.9
                                                   -------  --------   --------
    Total operating expenses......................    38.1      52.9       40.6
                                                   -------  --------   --------
  Operating loss..................................    (1.6)    (31.2)       2.6
  Interest expense................................    (3.2)     (3.4)      (3.4)
  Interest and investment income..................     0.4       0.6        1.9
  Other, net......................................    (1.2)     (0.6)      (0.6)
  Gain on sale of REX.............................     8.4       --         --
                                                   -------  --------   --------
Income (Loss) Before Income Taxes.................     2.8     (34.6)       0.5
Income Tax (Benefit) Provision....................     --       (5.5)      (0.9)
                                                   -------  --------   --------
Net Income (Loss).................................     2.8%    (29.1)%      1.4%
                                                   =======  ========   ========

 Year Ended March 31, 2000 Compared With Year ended March 31, 1999

   Sales for the year ended March 31, 2000 were $96.4 million compared with sales of $103.8 million in the prior year. During the year ended March 31, 2000 the Company sold its REX product line, which accounted for sales of $6.1 million and $15.7 million in the years ended March 31, 2000 and 1999 respectively. Excluding sales of the REX product from both years, sales increased approximately $2.2 million, or 2.5% over the prior year. That increase results from an increase of $4.6 million, or 33%, in sales of ROLODEX Electronics organizer products and sales of $1.8 million from the Rocket eBook which was introduced and discontinued in the fiscal year ended March 31, 2000. These increases were partially offset by sales decreases of $3.0 million, or 4%, in reference products and $1.2 million, or 56%, by Voice Powered Technology International, Inc. ("VPTI"), the Company's 82% owned subsidiary.

   Gross margin for the year ended March 31, 2000 was $35.2 million, or 37%, compared with $22.6 million, or 22% in the prior year. Gross margin in the prior year was reduced by provisions for inventory obsolescence of $13.5 million. Excluding the effect of these provisions, fiscal 1999 gross margin was $36.1 million, or 35%.

   Total operating expenses decreased from $55.0 million in the twelve months ended March 31, 1999 to $36.7 million in the year ended March 31, 2000. Sales and marketing expense decreased by $8.2 million, or 28%, to $20.7 million. The decrease was primarily the result of lower advertising expenditures, which fell from $12.3 million in the 1999 fiscal year to $6.4 million in the 2000 fiscal year. The higher advertising expenditures in the prior year were primarily related to the support of the REX product line.

   Research and development expense declined $1.5 million, or 27%, to $4.2 million for the year ended March 31, 2000. The reduction in expense was mainly the result of reduced staffing levels which resulted from the Company-wide personnel reduction implemented in the June 1999 quarter.

   General and administrative expense decreased by $8.5 million, or 42%, to $11.7 million for the year ended March 31, 2000. The prior year's results included restructuring charges of $2.4 million and an accounts receivable writedown of $2.3 million. Excluding the effect of these charges, general and administrative expense declined $3.8 million primarily due to a $1.8 million reduction in employment related costs as a result of the June 1999 staff reductions and a $0.5 million reduction in expenses incurred by VPTI.

   Interest expense declined from $3.6 million in the year ended March 31, 1999 to $3.1 million for the twelve months ended March 31, 2000 due to lower debt levels during the 2000 fiscal year. Other, net consists of transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the US dollar.

   Because of net operating loss carryforwards, income taxes have been offset by a reduction in the income tax valuation allowance. (See Note 12).

 Year Ended March 31, 1999 Compared With Year Ended March 31, 1998

   Sales of $103.8 million for the year ended March 31, 1999 were 4% higher than sales of $100.2 million for the year ended March 31, 1999. The sales increase is attributable to sales of REX computer companion products, which were 54% higher than the year before, and sales of ROLODEX Electronics products, which were 25% higher than the year before, offset in part by lower sales of electronic reference products, down by 9% on a year to year basis. Sales were also augmented by sales of the Company's subsidiary, VPTI. Foreign currency fluctuations did not have a significant effect on the Company's results of operations from year to year.

   The results of operations reflect a decline in operating income of $35 million from the year ended March 31, 1998 to the year ended March 31, 1999, which was primarily the result of an inventory writedown of $13.5 million, a writedown of royalty advances of $6.0 million, planned increases in advertising expenditures of $5.4 million, increased price protection of $3.9 million, the write-off of $2.3 million of receivables including a receivable due from Service Merchandise of $1.8 million, and restructuring charges, including costs of changes in management, of $2.4 million. Approximately half of the operating income decline was related to the REX product line.

   Cost of sales increased from $57.5 million in fiscal 1998 to $81.9 million in fiscal 1999, primarily as a result of the inventory writedown. General and administrative expenses increased from $12.9 million to $20.3 primarily as a result of the other writedowns and restructuring charges and increased personnel costs. Sales and marketing expenses increased from $22.3 million to $28.9 million primarily due to increased expenditures for advertising and marketing of the REX product line. Research and development expenses were relatively constant at $5.5 million in the 1998 fiscal year and $5.7 million in the 1999 fiscal year. Net interest expense was $1.4 million higher than in the 1998 fiscal year. Interest expense of $3.6 million, mainly in connection with interest paid on the Company's Senior Notes, exceeded interest income of $0.7 million from the Company's investments.

INFLATION AND CURRENCY TRANSACTIONS

   Inflation has had no significant effect on the operations of the Company for the three years ended March 31, 2000. However, competitive pressures and market conditions in the future may limit the Company's ability to increase prices to compensate for general inflation or increases in prices charged by suppliers.

   The Company's operating results may be affected by fluctuations in currency exchange rates. The Company did not enter into any hedge transactions during the year ended March 31, 2000. In May 2000 the Company entered into several foreign exchange forward contracts with financial institutions to limit its exposure to currency fluctuation loss on sales made by its European subsidiaries.

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

   The following table sets forth unaudited net sales for each of the Company's last twelve fiscal quarters:

                         Quarter Ended Quarter Ended Quarter ended Quarter Ended
                            June 30    September 30   December 31    March 31
                         ------------- ------------- ------------- -------------
                                         (dollars in thousands)
Fiscal 2000.............    $19,746       $30,273       $31,248       $15,155
Fiscal 1999.............     21,041        32,089        34,502        16,161
Fiscal 1998.............     16,614        25,782        36,016        21,828

FUTURE INCOME TAX BENEFITS

   The Company has future income tax benefits of $9.6 million which can be utilized against future earnings. Further, as a result of the VPTI acquisition, the Company has additional future income tax benefits of $9.3 million which can be utilized against future earnings of VPTI. The Company has provided an income tax valuation allowance of $13.2 million against these tax assets. The remaining balance represents the amount that the Company believes that it can reasonably expect to utilize in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

   The Company had cash, cash equivalents and short-term investments of $6.9 million at March 31, 2000 compared with $18.9 million at March 31, 1999. The decrease of $12.0 million was primarily attributable to the principal payments of $28.0 million on the Company's Senior Notes, and repayment of the mortgage on the Company's headquarters facility for $3.5 million. These cash outflows were offset in part by $12.6 million of cash received from the sale of the Company's REX product line and $10.1 million of cash generated from operations.

   As of March 31, 2000 the Company had a balance of $12.2 million outstanding under its Senior Notes. A principal payment of $2.0 million is due to the noteholders on March 31, 2001. In December 1999 the Company's Senior Note Agreement was restructured to allow the Company to continue to operate under the Agreement without default.

   In December 1999, the Company entered into a $25 million secured financing facility with Banc of America Commercial Finance Corporation. The financing facility expires on December 7, 2002. Borrowings under the facility bear interest at the bank's prime rate plus 3/8% and are subject to certain financial covenants and restrictions on indebtedness, dividend payments, business combinations, and other related items. As of March 31 2000, the Company had no outstanding borrowings under the facility.

   Management believes that cash flow from operations and the secured financing facility will be adequate to provide for the Company's liquidity and capital needs for the foreseeable future.

   The Company has no material commitments for capital expenditures in the next twenty-four months.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
INDEPENDENT AUDITOR'S REPORT...............................................  19
CONSOLIDATED STATEMENTS OF OPERATIONS
 Years ended March 31, 2000, 1999 and 1998.................................  20
CONSOLIDATED BALANCE SHEETS
 March 31, 2000 and 1999...................................................  21
CONSOLIDATED STATEMENTS OF CASH FLOWS
 Years ended March 31, 2000, 1999 and 1998.................................  22
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
 Years ended March 31, 2000, 1999 and 1998.................................  23
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 Years ended March 31, 1999, 1998 and 1997.................................  24

                          INDEPENDENT AUDITOR'S REPORT

Shareholders and Directors of
Franklin Electronic Publishers, Incorporated
Burlington, New Jersey 08016

   We have audited the accompanying balance sheets of Franklin Electronic Publishers, Incorporated and subsidiaries as of March 31, 2000 and March 31, 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklin Electronic Publishers, Incorporated and subsidiaries as of March 31, 2000 and March 31, 1999, and the results of its operations and cash flows for each of the three years ended March 31, 2000 in conformity with generally accepted accounting principles.

                                          Radin, Glass & Co., llp
                                          Certified Public Accountants

New York, New York
May 12, 2000

                  FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except for per share data)

                                                      Year Ended March 31,
                                                    ---------------------------
                                                     2000      1999      1998
                                                    -------  --------  --------
SALES.............................................. $96,422  $103,793  $100,240
COST OF SALES......................................  61,223    81,209    56,866
                                                    -------  --------  --------
GROSS MARGIN.......................................  35,199    22,584    43,374
                                                    -------  --------  --------
EXPENSES:
  Sales and marketing..............................  20,741    28,928    22,303
  Research and development.........................   4,215     5,740     5,537
  General and administrative.......................  11,746    20,283    12,912
                                                    -------  --------  --------
    Total operating expenses.......................  36,702    54,951    40,752
                                                    -------  --------  --------
OPERATING INCOME (LOSS)............................  (1,503)  (32,367)    2,622
  Interest expense.................................  (3,086)   (3,554)   (3,385)
  Interest and investment income...................     355       674     1,883
  Foreign Exchange and Other, net..................  (1,162)     (656)     (590)
  Gain on Sale of REX..............................   8,072       --        --
                                                    -------  --------  --------
INCOME (LOSS) BEFORE INCOME TAXES..................   2,676   (35,903)      530
INCOME TAX (BENEFIT) PROVISION.....................     --     (5,712)     (899)
                                                    -------  --------  --------
NET INCOME (LOSS).................................. $ 2,676  $(30,191) $  1,429
                                                    =======  ========  ========
NET INCOME (LOSS) PER SHARE:
  Basic............................................ $  0.34  $  (3.81) $   0.18
                                                    =======  ========  ========
  Diluted.......................................... $  0.34  $  (3.81) $   0.18
                                                    =======  ========  ========
WEIGHTED AVERAGE SHARES:
  Basic............................................   7,861     7,923     8,069
                                                    =======  ========  ========
  Diluted..........................................   7,931     7,923     8,156
                                                    =======  ========  ========


                See notes to consolidated financial statements.

                  FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                March 31,
                                                             -----------------
                                                              2000      1999
                                                             -------  --------
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents (Note 3)........................ $ 6,899  $ 12,870
  Investments in limited partnerships (Note 3)..............     --      6,045
  Accounts receivable, less allowance for doubtful accounts
   of $850 and $928.........................................  10,889    17,225
  Inventories (Note 4)......................................  13,735    23,934
  Income tax receivable.....................................     568     3,601
  Prepaids and other assets.................................     918     3,201
                                                             -------  --------
    TOTAL CURRENT ASSETS....................................  33,009    66,876
                                                             -------  --------
PROPERTY AND EQUIPMENT (Note 5).............................   7,797     9,094
                                                             -------  --------
OTHER ASSETS:
  Deferred income tax asset (Note 12).......................   5,700     5,700
  Trademark, less accumulated amortization of $1,360 and
   $972.....................................................  14,187    14,576
  Advance royalties and licenses............................   1,266     1,580
  Software development costs................................   4,482     5,338
  Other assets..............................................   3,619     4,156
                                                             -------  --------
    TOTAL ASSETS............................................ $70,060  $107,320
                                                             =======  ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses (Note 6)............ $10,076  $ 19,136
  Notes payable (Note 7)....................................   2,000    40,000
  Mortgage note payable (Note 7)............................     --      3,479
  Current portion of long-term liabilities--Other...........     156       119
                                                             -------  --------
    TOTAL CURRENT LIABILITIES...............................  12,232    62,734
                                                             -------  --------
LONG-TERM LIABILITIES (Note 7):
  Notes payable.............................................  10,150       --
  Other liabilities.........................................   1,540     1,541
                                                             -------  --------
    TOTAL LONG-TERM LIABILITIES.............................  11,690     1,541
                                                             -------  --------
SHAREHOLDERS' EQUITY (Note 10):
  Preferred stock, $2.50 par value, authorized 10,000,000
   shares, none issued or outstanding.......................     --        --
  Common stock, no par value, authorized 50,000,000 shares,
   issued and outstanding, 7,914,940 and 7,832,955 shares...  49,138    48,784
  Retained earnings (deficit)...............................  (2,266)   (4,942)
  Foreign currency translation adjustment (Note 11).........    (734)     (797)
                                                             -------  --------
    TOTAL SHAREHOLDERS' EQUITY..............................  46,138    43,045
                                                             -------  --------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............. $70,060  $107,320
                                                             =======  ========

                See notes to consolidated financial statements.

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                       Year Ended March 31,
                                                    ----------------------------
                                                      2000      1999      1998
                                                    --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 NET INCOME (LOSS)................................  $  2,676  $(30,191) $  1,429
 ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES
   Depreciation and amortization..................     6,092     6,010     5,871
   Non-cash interest expense......................       150
   Provision for losses on accounts receivable....       739     2,481        75
   Provision for inventory revaluation............     2,350    13,490       --
   Write-down of carrying value of royalties &
    other assets..................................       --      6,159       --
   Loss on disposal of property and equipment.....        60       299        43
   Gain on sale of REX............................    (8,072)      --        --
   Deferred income taxes..........................       --     (1,280)      446
   Source (use) of cash from change in operating
    assets and liabilities:
     Accounts receivable..........................     5,597    (3,138)   (6,439)
     Inventories..................................     3,074    (2,731)   (3,118)
     Prepaids and other assets....................     4,694    (1,439)     (838)
     Accounts payable and accrued expenses........    (7,937)    3,184     1,894
   Other, net.....................................       678       (45)      --
                                                    --------  --------  --------
      NET CASH PROVIDED BY (USED IN) OPERATING
       ACTIVITIES.................................    10,101    (7,201)     (637)
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment...............    (1,203)   (1,458)   (2,419)
 Proceeds from sale of property and equipment.....        33       107       118
 Software development costs.......................    (1,500)   (1,925)   (2,100)
 Proceeds from sale of REX line...................    12,619       --        --
 Investments in limited partnerships..............       --     (6,000)      --
 Redemption of investments in limited
  partnerships....................................     6,045       --        --
 Change in other assets...........................      (842)   (2,360)   (5,866)
 Cash paid for acquisitions, net of cash
  acquired........................................       --        --       (304)
                                                    --------  --------  --------
      NET CASH PROVIDED BY (USED IN) INVESTING
       ACTIVITIES.................................    15,152   (11,636)  (10,571)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments of mortgage...................    (3,479)     (284)     (284)
 Principal payments of Senior Notes...............   (28,000)      --        --
 Proceeds from issuance of common shares..........       154       274       121
 Purchase of common shares........................       --     (2,332)      --
 Other liabilities................................        38       (69)      794
                                                    --------  --------  --------
      NET CASH (USED IN) PROVIDED BY FINANCING
       ACTIVITIES.................................   (31,287)   (2,411)      631
EFFECT OF EXCHANGE RATE CHANGES ON CASH...........        63       195      (540)
                                                    --------  --------  --------
DECREASE IN CASH AND CASH EQUIVALENTS.............    (5,971)  (21,053)  (11,117)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..    12,870    33,923    45,040
                                                    --------  --------  --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD........  $  6,899  $ 12,870  $ 33,923
                                                    ========  ========  ========
SUPPLEMENTAL DATA:
 Cash paid (received) during the year:
   Income taxes...................................  $ (3,077) $ (2,100) $    851
   Interest.......................................  $  3,008  $  3,429  $  3,377
SCHEDULE OF NON-CASH FINANCING ACTIVITIES
 Purchase and retirement of treasury shares
  received under employee stock option plan and
  warrants exercised..............................  $    --   $    --   $     96

                See notes to consolidated financial statements.

                  FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     (in thousands, except for share data)

                                                        Accumulated
                           Common Stock                    Other         Total
                         ------------------  Retained  Comprehensive Shareholders'
                          Shares    Amount   Earnings     Income*       Equity
                         ---------  -------  --------  ------------- -------------
BALANCE--MARCH 31,
 1997................... 8,060,133  $50,235  $ 23,820      $(452)      $ 73,603
  Issuance of common
   shares under employee
   stock option plan....    25,960      217       --         --             217
  Issuance of shares and
   amortization of
   deferred compensation
   expense for shares
   issued for services
   (unearned portion
   $67).................    (7,300)     133       --         --             133
  Purchase and
   retirement of
   treasury shares
   received under
   employee stock option
   plan.................    (6,767)     (96)      --         --             (96)
  Income for the
   period...............       --       --      1,429        --           1,429
  Foreign currency
   translation
   adjustment...........       --       --        --        (540)          (540)
                         ---------  -------  --------      -----       --------
BALANCE--MARCH 31,
 1998................... 8,072,026   50,489    25,249       (992)        74,746
                         =========  =======  ========      =====       ========
  Issuance of common
   shares under employee
   stock option plan....    29,877      274       --         --             274
  Issuance of shares and
   amortization of
   deferred compensation
   expense for shares
   issued for services
   (unearned portion
   $8)..................     5,052       47       --         --              47
  Value of stock options
   granted..............       --       306       --         --             306
  Purchase and
   retirement of common
   shares...............  (274,000)  (2,332)      --         --          (2,332)
  Loss for the period...       --       --    (30,191)       --         (30,191)
  Foreign currency
   translation
   adjustment...........       --       --        --         195            195
                         ---------  -------  --------      -----       --------
BALANCE--MARCH 31,
 1999................... 7,832,955   48,784    (4,942)      (797)        43,045
                         =========  =======  ========      =====       ========
  Issuance of common
   shares under employee
   stock option plan....    40,259      153       --         --             153
  Issuance of shares and
   amortization of
   deferred compensation
   expense for shares
   issued for services
   (unearned portion
   $47).................    19,250       16       --         --              16
  Value of stock options
   granted..............       --        75       --         --              75
  Shares issued under
   banked vacation stock
   plan.................    22,476      110       --         --             110
  Income for the
   period...............       --       --      2,676        --           2,676
  Foreign currency
   translation
   adjustment...........       --       --        --          63             63
                         ---------  -------  --------      -----       --------
BALANCE--MARCH 31,
 2000................... 7,914,940  $49,138  $ (2,266)     $(734)      $ 46,138
                         =========  =======  ========      =====       ========

--------
* Comprehensive income, i.e., net income (loss), plus, or less, other comprehensive income, totaled $2,739 in 2000, $(29,996) in 1999, and $889 in 1998.

                See notes to consolidated financial statements.

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (In thousands, except share and per share data)


1. LINE OF BUSINESS

   Franklin Electronic Publishers, Incorporated and its wholly-owned subsidiaries (the "Company") design, develop, publish, and distribute electronic reference and organizer products and related software. Other activities represent less than 10% of sales, operating income and identifiable assets.

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

 Trademark and Goodwill:

   Trademark and Goodwill are recorded at cost. The ROLODEX Electronics trademark is being amortized over a 40-year period. Goodwill of purchased businesses is being amortized over a 30-year period.

 Allowance for Estimated Returns:

   The Company provides an allowance for estimated returns on sales in accordance with Statement of Financial Accounting Standard (SFAS) No. 48, "Revenue Recognition when Right of Return Exists." The Company's sales are made with the right of exchange for defective products within one year from the original retail purchase. The Company provides for the cost of refurbishing such products.

 Price Protection:

   The Company maintains a policy of providing price protection to its dealers under which the Company issues credits in the event it reduces its prices. These credits are generally computed by multiplying either the

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

                (In thousands, except share and per share data)

number of units purchased within ninety days prior to the price reduction or the number of units on hand at retail at the time of the price reduction by the dollar amount of the price reduction. A provision for the related reduction in sales is made at such time as the Company determines that a price reduction will be effective or is reasonably anticipated.

 Software Development Costs:

   The capitalization of such costs and the related amortization is in accordance with SFAS No. 86. Software costs, which are capitalized after technological feasibility is established, totaled $1,500, $1,925 and $2,100 for the fiscal years ended March 31, 2000, 1999, and 1998 respectively.

   Amortization included in the accompanying Consolidated Statement of Operations for fiscal years ended March 31, 2000, 1999, and 1998, was $1,989, $1,947 and $1,721, respectively.

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

 Accounting for Long-Lived Assets:

   The Company reviews long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. At March 31, 2000, the Company believes that there has been no impairment of its long-lived assets.

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

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

                (In thousands, except share and per share data)

 Stock Based Compensation:

   The Company accounts for stock transactions in accordance with APB Opinion No. 25, "Accounting For Stock Issued To Employees." Accordingly, no compensation is recorded on the issuance of employee stock options at fair market value.

 Reclassifications:

   Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

3. CASH AND CASH EQUIVALENTS

   The Company classifies as cash equivalents highly liquid investments with maturities of less than ninety days totaling $5,472 and $9,026 at March 31, 2000 and 1999, respectively. The Company redeemed its investment in limited partnerships in the first quarter of the fiscal year ended March 31, 2000.

4. INVENTORIES

   Inventories consist of the following:

                                                                    March 31,
                                                                 ---------------
                                                                  2000    1999
                                                                 ------- -------
   Finished products............................................ $10,432 $18,278
   Component parts..............................................   3,303   5,656
                                                                 ------- -------
                                                                 $13,735 $23,934
                                                                 ======= =======

5. PROPERTY AND EQUIPMENT

   Property and equipment consist of the following:

                                                                   March 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
   Land........................................................ $   843 $   854
   Building and improvements...................................   5,661   5,660
   Furniture and equipment.....................................   6,472   6,244
   Tooling.....................................................   5,352   5,107
   Computer software purchased.................................   2,249   1,859
                                                                ------- -------
                                                                 20,577  19,724
   Accumulated depreciation and amortization...................  12,780  10,630
                                                                ------- -------
                                                                $ 7,797 $ 9,094
                                                                ======= =======

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

                (In thousands, except share and per share data)


6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

   Accounts payable and accrued expenses consist of the following:

                                                                   March 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
   Trade accounts payable...................................... $ 4,330 $ 4,134
   Accrued payroll, bonus, payroll benefits and taxes..........   1,866   4,010
   Accrued restructuring costs.................................     143   3,103
   Accrued sales allowances....................................   1,513   3,739
   Accrued royalties...........................................     536     608
   Accrued expenses--other.....................................   1,688   3,542
                                                                ------- -------
                                                                $10,076 $19,136
                                                                ======= =======

7. LONG-TERM LIABILITIES

   Long-term liabilities consists of the following:

                                                                    March 31,
                                                                 ---------------
                                                                  2000    1999
                                                                 ------- -------
   Senior Notes payable......................................... $12,150 $40,000
   Mortgage note payable........................................     --    3,479
   Other........................................................   1,696   1,660
                                                                 ------- -------
                                                                  13,846  45,139
   Less current portion.........................................   2,156  43,598
                                                                 ------- -------
                                                                 $11,690 $ 1,541
                                                                 ======= =======

   During the year ended March 31, 1997, the Company sold $40,000 of 10-year promissory notes (the "Senior Notes") to institutional investors. The Senior Note Agreement contains normal financial covenants, including a restriction on dividends and other restricted payments, subject to adjustments for earnings and sales of common stock. The Senior Note Agreement contains a prepayment penalty and a provision for repurchase should there be a change of control, in addition to financial covenants.

   Because of operating losses in the Company's 1999 fiscal year, the Company was in default of certain financial covenants of the Agreement pursuant to which the Senior Notes were issued pertaining to EBITDA coverage of interest expense and fixed charges and requiring a minimum consolidated net worth of $52.5 million. The default under the Senior Notes also resulted in default under the Agreement pursuant to which the Company's headquarters facility was mortgaged. Consequently the entire balance of the Senior Notes and mortgage were classified as current liabilities on the Company's March 31, 1999 balance sheet. Regardless of the non-compliance with financial covenants, the Company made all scheduled payments of principal and interest when due.

   In December 1999 the Senior Note Agreement was restructured to allow the Company to continue to operate under the Agreement without default. Under the amended Agreement, the Senior Notes carry an interest rate of 11% per annum and additional interest (the Payment In Kind Portion) at a rate of 1.5% per annum payable in cash, or in lieu of cash and at the Company's option, through the issuance of additional Notes. Principal payments of $28,000 were made on the Senior Notes during the year ended March 31, 2000,

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

                (In thousands, except share and per share data)

reducing the outstanding balance to $12,150 which includes $150 of additional Notes issued in lieu of cash for of a portion of the interest due under the amended Agreement. Principal payments of $2,000 are due on March 31 of each of the years 2001 through 2005 with the balance of $2,150 due March 31, 2006.

   The balance of the mortgage on the Company's facility in Burlington, New Jersey was repaid during the year ended March 31, 2000.

   In December 1999, the Company entered into a $25,000 secured financing facility with Banc of America Commercial Finance Corporation. The financing facility expires on December 7, 2002. Borrowings under the facility bear interest at the bank's prime rate plus 3/8% (9% at March 31, 2000) and are subject to certain financial covenants and restrictions on indebtedness, dividend payments, business combinations, and other related items. As of March 31, 2000 no amounts were available for paying dividends. Borrowings are collateralized by substantially all assets of the Company. As of March 31 2000, the Company had no outstanding borrowings under the facility and is in compliance with all covenants.

   The maturities of long-term liabilities for the five years after March 31, 2000 are as follows:

   Years Ending March 31,
   ----------------------
     2001................................................................ $2,156
     2002................................................................ $2,159
     2003................................................................ $2,128
     2004................................................................ $2,119
     2005................................................................ $2,119

8. ADVERTISING AND MEDIA COSTS

   Advertising costs for the years ended March 31, 2000, 1999 and 1998 were $6,412, $12,256 and $7,626, respectively. Deferrals of direct response advertising were not material.

9. COMMITMENTS

 Lease Commitments:

   Rent expense under all operating leases was $1,111, $1,180 and $1,110 for the years ended March 31, 2000, 1999 and 1998, respectively. The future minimum rental payments to be made under non-cancellable operating leases, principally for facilities, as of March 31, 2000 were as follows:

   Years Ending March 31,
   ----------------------
     2001.................................................................. $560
     2002.................................................................. $535
     2003.................................................................. $321
     2004.................................................................. $242
     2005.................................................................. $224

 Royalty Agreements:

   The Company acquires the rights to reference works and databases from various publishers and technology companies under renewable contracts of varying terms. Royalties and license fees are based on a per unit charge or as a percentage of revenue from products utilizing such databases or software licenses.

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

                (In thousands, except share and per share data)

 Litigation:

   The Company is subject to litigation from time to time arising in the ordinary course of its business. The Company does not believe that any such litigation is likely, individually or in the aggregate, to have a material adverse effect on the financial condition of the Company.

10. SHAREHOLDERS' EQUITY

 Restricted Stock Plan and Unearned Portion of Common Stock Issued for
 Services:

   The Company maintains a Restricted Stock Plan which provides for the grant of shares of common stock for services. The shares are subject to a restriction on transfer which requires the holder to remain employed by the Company for up to three years in order to receive the shares. As of March 31, 2000, under the Plan, 5,050 shares of common stock were available for distribution.

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

 Accounting for Employee Stock Options:

   The Company accounts for its stock option plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation expense is recognized. In fiscal 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", for disclosure purposes; accordingly, no compensation expense is recognized in the results of operations for options granted at fair market value as required by APB Opinion No. 25.

   For disclosure purposes, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock options granted during the years ended March 31, 2000, 1999, and 1998, respectively: annual dividends of $0.00 for all years, expected volatility of 116.0%, 55.0% and 46.6%, risk-free interest rate of 5.8%, 5.6% and 5.7% and expected life of five years for all grants. The number of shares granted, the weighted-average

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

                (In thousands, except share and per share data)

exercise price and weighted average fair value of the stock options granted during the years ended March 31, 2000, 1999, and 1998 was as follows:

                                                       Weighted-    Weighted-
                                        Number of       Average      Average
                                      Shares Granted Exercise Price Fair Value
                                      -------------- -------------- ----------
   Year ended March 31, 1998:
     Exercise price equals market
      value..........................    464,500         $11.79       $5.50
                                         =======         ======       =====
   Year ended March 31, 1999:
     Exercise price equals market
      value..........................    681,000         $10.24       $5.08
     Exercise price less than market
      value..........................     35,000         $ 3.50       $9.91
                                         -------         ------       -----
                                         716,000         $ 9.89       $5.32
                                         =======         ======       =====
   Year ended March 31, 2000:
     Exercise price equals market
      value..........................    217,000         $ 5.71       $4.75
     Exercise price greater than
      market value...................    489,000         $ 4.00       $2.38
     Exercise price less than market
      value..........................     27,000         $ 5.69       $4.95
                                         -------         ------       -----
                                         733,000         $ 4.57       $3.17
                                         =======         ======       =====

   If the Company recognized compensation cost for the employee stock option plan in accordance with SFAS No. 123, the Company's pro-forma net income (loss) and earnings (loss) per share would have been $1.5 million and $0.19 in 2000, $(32.0) million and $(4.06) in 1999, and $0.1 million and $0.01 in 1998. The
SFAS No. 123 method of accounting does not apply to options granted prior to March 31, 1995 and, accordingly, the resulting pro-forma compensation cost may not be representative of that to be expected in future years.

   The following table summarizes the changes in options outstanding and the related price ranges for shares of the Company's common stock:

                                                           Stock Options
                                                     ---------------------------
                                                                Weighted Average
                                                      Shares     Exercise Price
                                                     ---------  ----------------
   Outstanding at March 31, 1997....................   857,134       $14.44
     Granted........................................   464,500        11.79
     Exercised......................................   (25,960)        8.38
     Expired or cancelled...........................  (281,200)       15.10
                                                     ---------
   Outstanding at March 31, 1998.................... 1,014,474        13.21
     Granted........................................   716,000         9.89
     Exercised......................................   (29,877)        9.19
     Expired or cancelled...........................  (110,867)       13.40
                                                     ---------
   Outstanding at March 31, 1999.................... 1,589,730        15.13
     Granted........................................   733,000         4.57
     Exercised......................................   (40,259)        3.81
     Expired or cancelled...........................  (553,763)       20.24
                                                     ---------
   Outstanding at March 31, 2000.................... 1,728,708         9.28
                                                     =========

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

                (In thousands, except share and per share data)


   The following table summarizes information about stock options outstanding at March 31, 2000:

                           Options outstanding        Options Exercisable
                     -------------------------------- --------------------
                                  Weighted
                                   Average   Weighted             Weighted
                                  Remaining  Average              Average
      Range of         Number    Contractual Exercise   Number    Exercise
   Exercise Prices   Outstanding    Life      Price   Exercisable  Price
   ---------------   ----------- ----------- -------- ----------- --------
   $ 3.00--$  4.00      476,000     8.98      $ 3.96     20,000    $ 3.00
     4.75--   8.44      309,777     7.56        6.09    106,277      6.87
     8.75--  11.00      301,333     6.36        9.65    206,167      9.78
    11.25--  14.00      386,699     3.89       12.78    368,198     12.83
    14.25--  31.63      254,899     4.16       17.38    226,400     17.69
                      ---------                         -------
   $ 3.00--$ 31.63    1,728,708                         927,042
                      =========                         =======

   Options exercisable and the weighted average exercise price at March 31, 1999 and March 31, 1998 were 723,691 options and $13.15, and 581,590 options and $13.69, respectively.

11. FOREIGN CURRENCY TRANSLATION

   Unrealized gains and losses resulting from translating foreign subsidiaries' assets and liabilities into U.S. dollars are deferred in an equity account on the balance sheet until such time as the subsidiary is sold or liquidated.

   As of March 31, 2000 and March 31, 1999 the Company had no outstanding foreign exchange contracts. In May 2000 the Company entered into several foreign exchange forward contracts with financial institutions to limit its exposure to loss, resulting from fluctuations in the value of the Euro, on anticipated cash flows. The anticipated cash flows are comprised of proceeds from sales of the Company's products made through the Company's European subsidiaries. The duration of these contracts does not exceed one year.

12. INCOME TAXES

   The components of the net deferred income tax asset are the following (in thousands):

                                                                   March 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
   US loss carryforward--Franklin.............................. $ 8,150 $ 2,902
   US loss carryforward--VPTI..................................   9,284   9,100
   Foreign loss carryforward...................................     237     277
   Inventory valuation allowances..............................   1,050   3,316
   Other items deductible in future years--net.................     172   4,233
                                                                ------- -------
                                                                 18,893  19,828
   Deferred income tax valuation allowance.....................  13,193  14,128
                                                                ------- -------
                                                                $ 5,700 $ 5,700
                                                                ======= =======

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

                (In thousands, except share and per share data)

   Deferred income taxes result from temporary differences between income tax and financial reporting computed at the effective income tax rate. A valuation allowance has been provided to reduce the deferred income tax asset to the amount which is expected to be more likely than not to be realized.

   The loss carryforward of Voice Powered Technology International, Inc. ("VPTI") can be offset against future taxable income of VPTI and of Franklin under certain circumstances. The deferred asset relating to VPTI's loss carryforward has been offset by a valuation allowance.

   The income tax provision (credit) consists of the following:

                                                        Year Ended March 31,
                                                        ----------------------
                                                        2000   1999     1998
                                                        ----- -------  -------
   Current
     Federal...........................................  --   $(3,383) $(1,289)
     State.............................................  --       --      (115)
     Foreign...........................................  --       --        60
                                                        ----- -------  -------
                                                         --    (3,383)  (1,344)
                                                        ===== =======  =======
   Deferred
     Federal...........................................  --    (2,171)     321
     State.............................................  --      (158)      28
     Foreign...........................................  --       --        96
                                                        ----- -------  -------
                                                         --    (2,329)     445
                                                        ----- -------  -------
   Provision (benefit) for income taxes................  --   $(5,712) $  (899)
                                                        ===== =======  =======

   The reconciliation of income taxes shown in the financial statements and amounts computed by applying the Federal income tax rate of 35% for the years ended March 31, 2000, 1999 and 1998 is as follows (in thousands):

                                                       Year Ended March 31,
                                                      ------------------------
                                                       2000     1999     1998
                                                      ------  --------  ------
   Income before income taxes........................ $2,676  $(35,903) $  530
                                                      ------  --------  ------
   Computed expected tax.............................    936   (12,566)    185
   Reversals of income tax accruals..................    --        --   (1,100)
   State tax provision...............................    --        --       16
   Change in valuation allowance.....................   (936)    6,854     --
                                                      ------  --------  ------
   Provision (benefit) for income taxes..............    --   $ (5,712) $ (899)
                                                      ======  ========  ======

   Effective April 1, 1997, the Company filed elections with the Internal Revenue Service to treat most of its foreign subsidiaries as divisions of the parent for U.S. income tax reporting.

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

                (In thousands, except share and per share data)


   The loss carry forwards and expiration dates are the following:

                                                                      Expiration
                                                              Amounts   Dates
                                                              ------- ----------
   Franklin--US.............................................. $21,000     2019
   VPTI...................................................... $26,500  to 2012
   Foreign................................................... $ 1,000  to 2005

13. OPERATIONS

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

                                                               March 31,
                                                       -------------------------
                                                        2000     1999     1998
                                                       ------- -------- --------
   Product Sales
     Reference........................................ $69,202 $ 72,164 $ 79,033
     ROLODEX Electronics..............................  18,348   13,778   11,055
     REX..............................................   6,143   15,673   10,152
     Rocket eBook.....................................   1,764      --       --
     Other............................................     965    2,178      --
                                                       ------- -------- --------
       Total Sales.................................... $96,422 $103,793 $100,240
                                                       ======= ======== ========

   Approximate foreign sources of revenues including export sales were as follows:

                                                                March 31,
                                                         -----------------------
                                                          2000    1999    1998
                                                         ------- ------- -------
   Product Sales
     Europe............................................. $26,247 $27,767 $26,691
     Other International................................   6,756   7,778   6,939

   For the fiscal years ended March 31, 2000, 1999, and 1998, no customer accounted for more than 10% of the Company's revenues.

   In September 1999 the Company sold its REX product line for $13,250 and the assumption of related liabilities. The Company realized a gain of $8,072 on the sale. The assets sold consisted primarily of inventory with a carrying value of approximately $5,000 and the Company's trademarks, copyrights, contract rights and other assets used in connection with the REX business.

   During the year ended March 31, 2000, severance and other employee costs relating to the change in management and costs of office closures approximating $3,000 were charged to accrued restructuring costs.

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

                (In thousands, except share and per share data)

14. ACQUISITION OF VOICE POWERED TECHNOLOGY, INC. ("VPTI")

   During the year ended March 31, 1998, the Company made approximately $2,700 of loans to and investments in Voice Powered Technology International, Inc. ("VPTI"), a publicly traded company. In September 1997, VPTI filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. In May 1998, VPTI emerged from bankruptcy, with the loans and investments converted into common stock resulting in VPTI becoming an 82% owned subsidiary of the Company.

   The acquisition of VPTI, which continues to report as a public company, has been treated as a purchase, with the excess of cost over net assets acquired included in deferred income taxes, which amount was offset by a valuation allowance. The operations of VPTI have been consolidated since May 12, 1998, the date of acquisition of control. The unaudited consolidated results of operations, as if VPTI had been acquired at the beginning of fiscal years 1999 and 1998, are as follows:

                                                                 March 31,
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
   Net sales................................................ $106,793  $102,324
   Net loss.................................................  (30,013)   (2,703)
   Net loss per share.......................................    (3.80)    (0.34)

   Because of the bankruptcy filing and significant reductions in operations, the pro-forma results are not those which would have occurred if the acquisition had been completed as of the beginning of each fiscal year. The Company's reported results of operations for fiscal year 2000 include a full year of VPTI's results of operations.

15. WEB SITE DEVELOPMENT COSTS

   During the year ended March 31, 2000, the Company adopted EITF 00-2, "Accounting for Web Site Development Costs". EITF 00-2 requires certain web site development costs to be expensed and others to be capitalized. The Company has expensed all of its web site development costs. No web site development costs were incurred during the year ended March 31, 2000, which would be capitalized under EITF 00-2. Any web site development costs incurred during the year ended March 31, 1999, which might have been capitalizable, have been charged to expense based on the restructuring that occurred at the end of that fiscal year.

16. RECENT ACCOUNTING PRONOUNCEMENTS

   In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which clarifies the SEC's views on revenue recognition. The Company is required to adopt SAB 101 in the first fiscal quarter of the year ending March 31, 2001. The Company is currently studying the impact of SAB 101, but does not expect it will have a material impact on its financial statements.

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

                (In thousands, except share and per share data)

17. SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                Quarter Ended
                                   ------------------------------------------
                                                                       March
                                   June 30   September 30 December 31   31
                                   -------   ------------ ----------- -------
Fiscal 2000
Net sales......................... $19,746     $30,273      $31,248   $15,155
Gross profit......................   4,703      10,587       12,065     7,844
Net income (loss).................  (8,607)A     9,748B       2,060      (525)
Net income (loss) per share:
  Earnings per common share.......   (1.10)       1.24          .26      (.07)
  Earnings per common share--
   assuming dilution..............   (1.10)       1.24          .26      (.07)

Fiscal 1999
Net sales......................... $21,041     $32,089      $34,502   $16,161
Gross profit......................   9,424      11,877        3,777    (2,494)
Net income (loss).................    (684)         41       (8,131)  (21,417)C
Net income (loss) per share:
  Earnings per common share.......   (0.08)       0.01        (1.04)    (2.73)
  Earnings per common share--
   assuming dilution..............   (0.08)       0.01        (1.04)    (2.73)

Fiscal 1998
Net sales......................... $16,614     $25,782      $36,016   $21,828
Gross profit......................   7,292      11,612       14,808     9,662
Net income (loss).................    (420)      1,507        1,209      (867)
Net income (loss) per share:
  Earnings per common share*......   (0.05)       0.19         0.15     (0.11)
  Earnings per common share--
   assuming dilution*.............   (0.05)       0.18         0.15     (0.11)

--------
* Reflects the adoption of SFAS No. 128 including the restatement of prior years.

   A. The loss of $8.6 million in the quarter ended June 30, 1999 includes an inventory writedown and price protection $2.6 million in connection with the Franklin Rocket eBook, $2.3 million in connection with the transition to the new upgraded product lines and restructuring charges of $1.1 million, which include severance related to a 15% reduction in personnel effected during the June 1999 quarter and expenses related to the closing of certain of the Company's foreign subsidiaries.

   B. See Note 13.

   C. The loss of $21.4 million for the quarter ended March 31, 1999 includes inventory writedowns of $3.5 million, price protection of $2.9 million, writedown of royalty advances of $4.7 million, write-off of $2.3 million of receivables, and restructuring charges, including costs of changes in management of $1.4 million. The Company did not provide for any significant tax benefit from the fourth quarter loss.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE--NONE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information called for by Item 10 is set forth under the heading "Election of Directors" in the Company's Proxy Statement for its 2000 annual meeting of stockholders (the "2000 Proxy Statement"), which is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

   Information called for by Item 11 is set forth under the heading "Executive Compensation" in the 2000 Proxy Statement, which is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information called for by Item 12 is set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 2000 Proxy Statement, which is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information called for by Item 13 is set forth under the heading "Certain Relationships and Related Transactions" in the 2000 Proxy Statement, which is incorporated herein by this reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   Financial statements and schedules filed as a part of this report are listed on the "Index to Financial Statements" at page 18 herein. All other schedules are omitted because (i) they are not required under the instructions, (ii) they are inapplicable or (iii) the information is included in the financial statements.

                                    EXHIBITS

 EXHIBIT NO.
 -----------
  3.01       --Certificate of Incorporation of Franklin (Incorporated by
                reference to Exhibit 3.01 to Registration Statement on Form S-
                1, File No. 3-6612 (the "Company's 1986 S-1 Registration
                Statement"))

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

  3.04       --Amendment to By-laws of Franklin (Incorporated by reference to
                Exhibit 3.05 to the Company's 1990 10-K)

 10.01       --Standard form of Sales Representative Agreement (Incorporated by reference to Exhibit 10.07 to the Company's 1986 S-1
                Registration Statement)

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

 10.04**     --Franklin Stock Option Plan effective as of August 5, 1998
                (Incorporated by reference to the Company's Proxy Statement relating to the 1998 Annual Meeting of Shareholders)

 10.05       --Loan and Security Agreement dated as of December 7, 1999 among
                Banc of America Commercial Finance Corp., Franklin, Franklin
                Electronic Publishers (Europe) Ltd., and Franklin Electronic
                Publishers (Deutchland) GmbH (Incorporated by reference to the Exhibit to the Company's Report on Form 8-K filed on December
                14, 1999)

 21          --Subsidiaries of the Registrant

 23          --Consent of Independent Auditor

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

                                          Franklin Electronic Publishers,
                                          Incorporated

Dated: June 20, 2000                              /s/ Barry J. Lipsky
                                          By: _________________________________
                                                      Barry J. Lipsky
                                               President and Chief Executive
                                                          Officer

   PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ Edward H. Cohen                      Director             June 16, 2000
______________________________________
           Edward H. Cohen

       /s/ Barry J. Lipsky                      Director             June 20, 2000
______________________________________
           Barry J. Lipsky

                                                Director             June   , 2000
______________________________________
          Leonard M. Lodish

                                                Director             June   , 2000
______________________________________
            James Meister

                                                Director             June   , 2000
______________________________________
           Howard L. Morgan

       /s/ Jerry R. Schubel                     Director             June 19, 2000
______________________________________
           Jerry R. Schubel

       /s/ James H. Simons                      Director             June 19, 2000
______________________________________
           James H. Simons

      /s/ William H. Turner                     Director             June 20, 2000
______________________________________
          William H. Turner

       /s/ Arnold D. Levitt            Senior Vice President,        June 20, 2000
______________________________________ Chief Financial Officer
           Arnold D. Levitt            and Treasurer (Principal
                                       Financial and Accounting
                                       Officer)

SHAREHOLDER INFORMATION

Franklin's common stock is traded on the New York Stock Exchange under the symbol "FEP".

Shareholders needing specific information or requiring an action involving shareholder accounts, such as address change, stock transfer, or replacement of lost securities, should write directly to our record keeping and transfer agent at the address listed below.

STOCK TRANSFER AGENT AND REGISTRAR

Registrar & Transfer Company
10 Commerce Drive
Cranford, New Jersey 07016

FORM 10-K REPORT

The Company's 1999 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, is fully reproduced in this annual report. You may obtain additional copies of this report by writing to the Secretary, Franklin Electronic Publishers, Incorporated, One Franklin Plaza, Burlington, NJ 08016-4907.

Except for the historical information contained herein, the matters discussed throughout this report, including, but not limited to, those that are stated as the Company's belief or expectation or preceded by the word "should", are forward looking statements that involve risks to and uncertainties in the Company's business, including, among other things, the timely availability and acceptance of new electronic books and organizers, changes in technology, the impact of competitive electronic products, the management of inventories, the Company's dependence on third party component suppliers and manufacturers, including those that provide Franklin-specific parts, and other risks and uncertainties that may be detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

DIRECTORS

James H. Simons, Chairman

Edward H. Cohen

Barry J. Lipsky

Leonard M. Lodish

James Meister

Howard L. Morgan

Jerry R. Schubel

William H. Turner

EXECUTIVE OFFICERS

Barry J. Lipsky
President and Chief Executive Officer

Gregory J. Winsky
Executive Vice President, Business Development, General Counsel, and Secretary

Arnold D. Levitt
Senior Vice President, Chief Financial Officer, and Treasurer

Toni M. Tracy
Senior Vice President, Publisher Relations and President, Medical Division

Robert L. Garthwaite
Vice President, Worldwide Sales and Marketing

INDEPENDENT AUDITORS

Radin, Glass & Co., LLP
New York, New York

OUTSIDE GENERAL COUNSEL

Rosenman & Colin
New York, New York

OPERATING EXECUTIVES

U.S. OFFICES

Michael A. Crincoli
Vice President, North American Sales

Brian K. Dougherty
Vice President, Worldwide Operations

Julius A. Egyud
Vice President, Software Development

Paul K. Kavanaugh
Vice President, Hardware Development

David B. Justice
Editor-in-Chief

Russell E. Posser
Vice President, Product Procurement

Sandra J. von Drateln
Vice President, Human Resources

INTERNATIONAL OFFICES

Josephine Cheuk
Director, Franklin Hong Kong

Russell Goldberg
General Manager, Franklin Australia

Romeo V. Grdovic
National Sales Manager, Franklin Canada

Dominique Jozeau
Managing Director, Franklin Southern Europe

Raul Quijas Padilla
General Manager, Franklin Mexico

Stephen C. Parker
Managing Director, Franklin Northern Europe

Walter Schillings
Managing Director, Franklin Central Europe

Franklin(R)
Electronic Publishers