Form 10-Q
period 2000-06-30
FRANKLIN ELECTRONIC PUBLISHERS INC
filed 2000-08-11
CIK 356841

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended June 30, 2000                      Commission File No. 0-14841


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

                                Yes  X   No ___
                                    ---


                        COMMON STOCK OUTSTANDING AS OF
                       JUNE 30, 2000 - 7,914,940 SHARES

                 FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                June 30,           March 31,
                                                 2000                2000
                                              -----------         -----------
                                              (Unaudited)          (Audited)
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                   $   5,780           $   6,899
  Accounts receivable, less allowance
   for doubtful accounts of $845 and $850        14,624              10,889
  Inventories                                    14,372              13,735
  Income tax receivable                             568                 568
  Prepaids and other assets                       1,235                 918
                                              -----------         -----------
  TOTAL CURRENT ASSETS                           36,579              33,009
                                              -----------         -----------

PROPERTY AND EQUIPMENT                            7,649               7,797
                                              -----------         -----------

OTHER ASSETS:
  Deferred income tax asset                       5,700               5,700
  Trademark, less accumulated amortization
    of $1,458 and $1,360                         14,090              14,187
  Advance royalties and licenses                  1,205               1,266
  Software development costs                      4,611               4,482
  Other assets                                    3,458               3,619
                                              -----------         -----------
  TOTAL OTHER ASSETS                             29,064              29,254
                                              -----------         -----------

  TOTAL ASSETS                                $  73,292           $  70,060
                                              -----------         -----------


                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses       $  13,006           $  10,076
  Notes payable                                   2,000               2,000
  Current portion of long-term
    liabilities-Other                               156                 156
                                              -----------         -----------
  TOTAL CURRENT LIABILITIES                      15,162              12,232
                                              -----------         -----------

LONG-TERM LIABILITIES
  Notes payable                                  10,150              10,150
  Other liabilities                               1,524               1,540
                                              -----------         -----------
  TOTAL LONG-TERM LIABILITIES                    11,674              11,690
                                              -----------         -----------

SHAREHOLDERS' EQUITY:
  Preferred stock, $2.50 par value,
   authorized 10,000,000 shares none
   issued or outstanding                             --                  --
  Common stock, no par value, authorized
   50,000,000 shares, issued and outstanding,
   7,914,940 and 7,914,940 shares                49,152              49,138
  Retained earnings (deficit)                    (1,833)             (2,266)
  Foreign currency translation adjustment          (863)               (734)
                                              -----------         -----------
  TOTAL SHAREHOLDERS' EQUITY                     46,456              46,138
                                              -----------         -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $  73,292           $  70,060
                                              -----------         -----------

                See notes to consolidated financial statements.

                 FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands, except for per share data)
                                  (unaudited)

                                      Three Months Ended
                                            June 30,
                                 ------------------------------
                                  2000                   1999
                                 --------              --------
SALES                             $16,923               $19,746
COST OF SALES                       9,592                15,043
                                 --------              --------

GROSS MARGIN                        7,331                 4,703
                                 --------              --------

EXPENSES:
 Sales and marketing                3,202                 6,703
 Research and development             767                 1,446
 General and administrative         2,324                 4,275
                                 --------              --------

   Total operating expenses         6,293                12,424
                                 --------              --------

OPERATING INCOME (LOSS)             1,038                (7,721)

 Interest expense                    (404)                 (885)
 Interest and investment income        88                   121
 Other, net                          (289)                 (122)
                                 --------              --------

INCOME (LOSS) BEFORE INCOME TAXES     433                (8,607)
INCOME TAX  BENEFIT                    --                    --
                                 --------              --------

NET INCOME (LOSS)                 $   433               $(8,607)
                                 ========              ========

NET INCOME (LOSS) PER SHARE:
 Basic                            $  0.05               $ (1.10)
                                 ========              ========

 Diluted                          $  0.05               $ (1.10)
                                 ========              ========

WEIGHTED AVERAGE SHARES:
 Basic                              7,914                 7,833
                                 ========              ========
 Diluted                            8,146                 7,833
                                 ========              ========

                 FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    (in thousands, except for share data)


                                                                                                         Accumulated
                                                                     Common Stock                           Other          Total
                                                                     ------------            Retained    Comprehensive Shareholders'
                                                                  Shares        Amount       Earnings       Income *       Equity
                                                                ---------     ---------     ---------      ---------      ---------
BALANCE - MARCH 31, 2000 ..................................     7,914,940     $  49,138     $  (2,266)     $    (734)     $  46,138
  Issuance of common shares under
  employee stock option plan ..............................            --            --            --             --             --
  Issuance of shares and amortization of deferred
  compensation expense for shares issued for
  services (unearned portion $42) .........................            --            14            --             --             14
  Loss for the period .....................................            --            --           433             --            433
  Foreign currency translation adjustment .................            --            --            --           (129)          (129)
                                                                ---------     ---------     ---------      ---------      ---------
BALANCE - JUNE 30, 2000 (unaudited) .......................     7,914,940     $  49,152     $  (1,833)     $    (863)     $  46,456
                                                                =========     =========     =========      =========      =========


* Comprehensive income, i.e., net income (loss), plus, or less, other comprehensive income, totaled $304 for the three months ended June 30, 2000.


                See notes to consolidated financial statements.
                                    Page 4

           FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                         AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS
                          (in thousands)
                           (unaudited)

                                                  Three Months Ended
                                                      June 30,
                                              --------------------------
                                                 2000            1999
                                              ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                             $    433          $ (8,607)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
TO NET CASH PROVIDED BY OPERATING ACTIVITIES
  Depreciation and amortization                  1,283             1,398
  Provision for losses on accounts receivable       44               798
  Provision for inventory revaluation               --             1,550
  Source (use) of cash from change in
    operating assets and liabilities:
    Accounts receivable                         (3,779)             (465)
    Inventories                                   (638)           (2,993)
    Prepaids and other assets                     (328)              731
    Accounts payable and accrued expenses        2,930             4,749
  Other, net                                         9                52
                                              ---------        ---------

  NET CASH  USED IN OPERATING ACTIVITIES           (46)           (2,787)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment              (263)             (555)
  Software development costs                      (567)             (375)
  Redemption of investments in
   limited partnerships                             --             6,045
  Change in other assets                           (98)             (208)
                                              ---------        ---------

  NET CASH PROVIDED BY (USED IN)
   INVESTING ACTIVITIES                           (928)            4,907

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payment of Senior Note                  --            (6,000)
  Principal payments of mortgage                    --               (71)
  Other liabilities                                (16)                7
                                              ---------        ---------
  NET CASH USED IN FINANCING ACTIVITIES            (16)           (6,064)

EFFECT OF EXCHANGE RATE CHANGES ON CASH           (129)             (172)
                                              ---------        ---------

DECREASE IN CASH AND CASH EQUIVALENTS           (1,119)           (4,116)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                      6,899            12,870
                                              ---------        ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD    $  5,780         $   8,754
                                              =========        =========

                See notes to consolidated financial statements.

                 FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Reference is made to the financial statements included in the Company's annual Report (Form 10-K) filed with the Securities and Exchange Commission for the year ended March 31, 2000.

The financial statements for the periods ended June 30, 2000 and 1999 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

OPERATIONS

The Company adopted FAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", at March 31, 1999. FAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Under FAS No. 131, the Company's operations are treated as one operating segment as it only reports profit and loss information on an aggregate basis to the chief operating decision maker of the Company. Information about the Company's product sales are as follows:


                                                                 June 30,
                                                 --------------------------------------
Product Sales                                                 2000                 1999
---------------------------------------------    -----------------    -----------------
  Reference                                                $14,550              $13,789
  Rolodex                                                    2,312                2,107
  REX                                                            -                2,933
  Rocket eBook                                                   -                  597
  Other                                                         61                  320
---------------------------------------------    -----------------    -----------------
  Total Sales                                              $16,923              $19,746
=============================================    =================    =================

                 FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


OPERATIONS - Continued


Approximate foreign sources of revenues including export sales were as follows:

                                                                 June 30,
                                                 --------------------------------------
Product Sales                                                 2000                 1999
---------------------------------------------    -----------------    -----------------
  Europe                                                    $5,929               $7,566
  Other International                                        1,098                1,246


For the three months ended June 30, 2000 and 1999, no customer accounted for more than 10% of the Company's revenues.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

RESULTS OF OPERATIONS

Three months ended June 30, 2000 compared with three months ended June 30, 1999:

Net Sales

Sales of the Company's core reference and ROLODEX(R) Electronics lines increased 6% to $16,862,000 from $15,896,000 in the prior year. Total sales of $16,923,000 for the quarter ended June 30, 2000 were 15% lower than sales of $19,746,000 for the same quarter one year earlier. Sales in the prior period included approximately $597,000 of the Franklin Rocket eBook(TM) (which product was discontinued by the Company in 1999) and approximately $2,933,000 of the REX product line. The Company divested the REX product line in September 1999.

Gross Margin

Gross margin increased to 43% from an adjusted 40% last year primarily because of lower product costs. In the June quarter last year, actual gross margin was 24% which reflected an inventory writedown and price protection costs of $2,600,000 in connection with the Franklin Rocket eBook(TM) and costs in connection with the transition to the new upgraded reference and ROLODEX(R) Electronics product lines. Last year's adjusted gross margin of 40% is before the writedown and price protection costs.

Operating Expenses

Total operating expenses decreased from $12,424,000 last year to $6,293,000 this year. Sales and marketing expenses decreased from$6,703,000 (34% of sales) to $3,202,000 (19% of sales) primarily due to lower personnel expenses and reductions in marketing costs associated with the REX and Rocket eBook product lines which were divested and discontinued, respectively. Research and development expenses decreased to $767,000 (5% of sales) from $1,446,000 (7% of sales) in the period last year primarily because of lower staff levels. General and administrative expenses decreased to $2,324,000 (14% of sales) from $4,275,000 (22% of sales) last year as provisions for customer claims and doubtful accounts of approximately $700,000 and provisions for the closing of foreign offices of $375,000 were included in last year's expenses. The year to year comparison also reflects personnel expenses which were approximately $400,000 lower in the current year due to a staff reduction that was effected in June 1999 and professional and consulting fees which were $275,000 lower this year.

Other Income/Expense

Interest expense was $404,000 compared with $885,000 last year due to lower debt levels. In the quarter, the Company incurred currency losses of $289,000 compared with currency losses of $122,000 last year.

Net Income

The Company reported net income of $433,000, or $.05 per share, compared with a loss of $8,607,000, or $.1.10 per share, last year.

CHANGES IN FINANCIAL CONDITION

Inventories increased from $13,735,000 at March 31, 2000 to $14,372,000 at the end of the June quarter in anticipation of higher sales in the seasonally active second and third quarters. Accounts receivable increased from $10,889,000 to $14,624,000 because of higher sales in May and June compared with February and March. Accounts payable and accrued expenses increased from $10,076,000 to $13,006,000 as the Company purchased inventories in anticipation of seasonally higher sales. Cash and cash equivalents of $5,780,000 at March 31, 2000 are compared with cash of $6,899,000 at June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the Company had invested approximately $1,200,000 in the development and marketing of its new multimedia eBook platform, eBookman(R). The Company anticipates making additional development, marketing, and working capital investments of approximately $6,000,000 related to eBookman during the remainder of the 2001 fiscal year.

In December 1999, the Company entered into a $25,000,000 secured financing facility with Banc of America Commercial Finance Corporation. The financing facility expires on December 7, 2002. Borrowings under the facility bear interest at the bank's prime rate plus 3/8% and are subject to certain financial covenants and restrictions on indebtedness, dividend payments, business combinations, and other related items. As of June 30, 2000, the Company had no outstanding borrowings under this facility.

As of June 30, 2000 the Company had a balance of $12,150,000 outstanding under its Senior Notes. A principal payment of $2,000,000 is due to the noteholders on March 31, 2001.

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

ITEM 2.  CHANGES IN SECURITIES - NONE

ITEM 3.  DEFAULT UPON SENIOR SECURITIES - NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITIES HOLDERS - NONE

ITEM 5.  OTHER INFORMATION - NONE


         ROLODEX(R) is a registered trademark of Berol Corporation, a subsidiary of Newell Rubbermaid, Inc. Rocket eBook is a trademark of NuvoMedia, Inc.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K - NONE



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FRANKLIN ELECTRONIC PUBLISHERS,
                                    INCORPORATED
                                      Registrant


August 10, 2000               /s/  Barry J. Lipsky
---------------               -------------------------------
Date                          Barry J. Lipsky, President and
                              Chief Executive Officer
                              (Duly Authorized Officer)


August 10, 2000               /s/  Arnold D. Levitt
---------------               -------------------------------
Date                          Arnold D. Levitt, Senior Vice President,
                              Chief Financial Officer, and Treasurer
                              (Principal Financial and Accounting Officer)