Form 10-Q
period 2000-09-30
FRANKLIN ELECTRONIC PUBLISHERS INC
filed 2000-11-13
CIK 356841

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended September 30, 2000                 Commission File No. 0-14841


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




                        COMMON STOCK OUTSTANDING AS OF
                     SEPTEMBER 30, 2000- 7,923,815 SHARES

                       FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                                     AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                             (in thousands, except share data)

                                                                                                 September 30,           March 31,
                                                                                                     2000                  2000
                                                                                                     ----                  ----
                                                                                                  (Unaudited)            (Audited)
                                                              ASSETS
                                                              ------
CURRENT ASSETS:
      Cash and cash equivalents                                                                    $  2,823               $ 6,899
      Accounts receivable, less allowance for doubtful accounts of $955 and $850                     15,102                10,889
      Inventories                                                                                    18,517                13,735
      Income tax receivable                                                                             568                   568
      Prepaids and other assets                                                                       1,532                   918
                                                                                                  ---------              --------
      TOTAL CURRENT ASSETS                                                                           38,542                33,009
                                                                                                  ---------              --------

PROPERTY AND EQUIPMENT                                                                                7,561                 7,797
                                                                                                  ---------              --------

OTHER ASSETS:
      Deferred income tax asset                                                                       5,700                 5,700
      Trademark, less accumulated amortization of $1,555 and $1,360                                  13,993                14,187
      Advance royalties and licenses                                                                  1,306                 1,266
      Software development costs                                                                      4,943                 4,482
      Other assets                                                                                    3,314                 3,619
                                                                                                  ---------              --------
      TOTAL OTHER ASSETS                                                                             29,256                29,254
                                                                                                  ---------              --------

      TOTAL ASSETS                                                                                 $ 75,359               $70,060
                                                                                                  =========              ========


                                               LIABILITIES AND SHAREHOLDERS' EQUITY
                                               ------------------------------------
CURRENT LIABILITIES:
      Accounts payable and accrued expenses                                                        $ 13,691              $ 10,076
      Notes payable                                                                                   2,000                 2,000
      Current portion of long-term liabilities - Other                                                  156                   156
                                                                                                  ---------              --------
      TOTAL CURRENT LIABILITIES                                                                      15,847                12,232
                                                                                                  ---------              --------

LONG-TERM LIABILITIES
      Notes payable                                                                                  10,239                10,150
      Revolving credit facility                                                                       1,330
      Other liabilities                                                                               1,485                 1,540
                                                                                                  ---------              --------
      TOTAL LONG-TERM LIABILITIES                                                                    13,054                11,690
                                                                                                  ---------              --------

SHAREHOLDERS' EQUITY:
      Preferred stock, $2.50 par value, authorized 10,000,000 shares none
         issued or outstanding                                                                            -                     -
      Common stock, no par value, authorized 50,000,000 shares, issued
      and outstanding, 7,923,815 and 7,914,940 shares                                                49,212                49,138
      Retained earnings (deficit)                                                                    (1,625)               (2,266)
      Foreign currency translation adjustment                                                        (1,129)                 (734)
                                                                                                  ---------              --------
      TOTAL SHAREHOLDERS' EQUITY                                                                     46,458                46,138
                                                                                                  ---------              --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                         $ 75,359              $ 70,060
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

            FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                          AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF OPERATIONS
              (in thousands, except for per share data)
                             (unaudited)

                                                             Three Months Ended                       Six Months Ended
                                                               September 30,                            September 30,
                                                      --------------------------------      -------------------------------
                                                           2000              1999                2000              1999
                                                      --------------    --------------      --------------   --------------
SALES                                                  $     20,376      $     30,273        $     37,299     $     50,019
COST OF SALES                                                11,699            19,686              21,291           34,729
                                                      --------------    --------------      --------------   --------------

GROSS MARGIN                                                  8,677            10,587              16,008           15,290
                                                      --------------    --------------      --------------   --------------

EXPENSES:
   Sales and marketing                                        4,081             4,965               7,283           11,668
   Research and development                                   1,226               902               1,993            2,348
   General and administrative                                 2,447             2,146               4,771            6,421
                                                      --------------    --------------      --------------   --------------
      Total operating expenses                                7,754             8,013              14,047           20,437
                                                      --------------    --------------      --------------   --------------

OPERATING INCOME (LOSS)                                         923             2,574               1,961           (5,147)

   Interest expense                                            (410)             (913)               (814)          (1,798)
   Interest and investment income                                54                95                 142              216
   Other, net                                                  (359)              (80)               (648)            (202)
   Gain on sale of REX                                            -             8,072                   -            8,072
                                                      --------------    --------------      --------------   --------------
INCOME (LOSS) BEFORE INCOME TAXES                               208             9,748                 641            1,141
INCOME TAX  PROVISION (BENEFIT)                                   -                 -                   -                -
                                                      --------------    --------------      --------------   --------------

NET INCOME                                             $        208      $      9,748        $        641     $      1,141
                                                      ==============    ==============      ==============   ==============

NET INCOME PER SHARE:
   Basic                                               $       0.03      $       1.24        $       0.08     $       0.15
                                                      ==============    ==============      ==============   ==============
   Diluted                                             $       0.02      $       1.24        $       0.08     $       0.14
                                                      ==============    ==============      ==============   ==============

WEIGHTED AVERAGE SHARES:
   Basic                                                      7,916             7,847               7,915            7,840
                                                      ==============    ==============      ==============   ==============
   Diluted                                                    8,541             7,872               8,352            7,878
                                                      ==============    ==============      ==============   ==============


                See notes to consolidated financial statements.

             FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                           AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                (in thousands, except for share data)


                                                                                                   Accumulated
                                                           Common Stock                               Other               Total
                                                  ----------------------------     Retained       Comprehensive       Shareholders'
                                                      Shares         Amount        Earnings           Income *            Equity
                                                  ---------------  -----------  -------------  ------------------  ----------------
BALANCE - MARCH 31, 2000                            7,914,940    $  49,138      $    (2,266)      $        (734)   $       46,138
   Issuance of common shares under employee
    stock option plan                                   8,875           46                -                   -                46
   Issuance of shares and amortization of
    deferred compensation expense for shares
    issued for services (unearned portion $37)              -           28                -                   -                28
   Income for the period                                    -            -              641                   -               641
   Foreign currency translation adjustment                  -            -               -                 (395)             (395)
                                                 ------------  -----------  ---------------    ------------------  ----------------
BALANCE - SEPTEMBER 30, 2000 (unaudited)            7,923,815    $  49,212      $    (1,625)      $      (1,129)   $       46,458
                                                 ============  ===========  ===============    ==================  ================

   * Comprehensive income, i.e., net income (loss), plus, or less, other comprehensive income, totaled $246 for the six months ended September 30, 2000.


                See notes to consolidated financial statements.

                  FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                            Six Months Ended
                                                                                             September 30,
                                                                                  -----------------------------------
                                                                                        2000               1999
                                                                                        ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                                                         $          641     $        1,141
ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES
   Depreciation and amortization                                                            2,474              2,782
   Provision for losses on accounts receivable                                                203                949
   Loss on disposal of property and equipment                                                  10                 65
   Stock issued for services                                                                   17                  -
   Gain on sale of REX                                                                          -             (8,072)
   Provision for inventory revaluation                                                          -              2,350
   Source (use) of cash from change in operating assets and liabilities:
     Accounts receivable                                                                   (4,416)            (4,404)
     Inventories                                                                           (4,782)            (3,560)
     Prepaids and other assets                                                               (614)             4,264
     Accounts payable and accrued expenses                                                  3,704                851
   Other, net                                                                                  50                 10
                                                                                  ----------------   ----------------
   NET CASH  USED IN OPERATING ACTIVITIES                                                  (2,713)            (3,624)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                        (564)              (911)
   Proceeds from sale of property and equipment                                                 -                 28
   Software development costs                                                              (1,404)              (750)
   Proceeds form sale of REX line                                                               -             12,619
   Redemption of investments in limited partnerships                                            -              6,045
   Change in other assets                                                                    (321)              (411)
                                                                                  ----------------   ----------------
   NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                     (2,289)            16,620
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payment of Senior Notes                                                            -            (16,000)
   Proceeds from revolving credit facility                                                  1,330                  -
   Principal payments of mortgage                                                               -               (142)
   Proceeds from issuance of common shares                                                     46                  -
   Other liabilities                                                                          (55)                61
                                                                                  ----------------   ----------------
   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                      1,321            (16,081)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                      (395)              (142)
                                                                                  ----------------   ----------------
DECREASE IN CASH AND CASH EQUIVALENTS                                                      (4,076)            (3,227)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            6,899             12,870
                                                                                  ----------------   ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $        2,823     $        9,643
                                                                                  ================   ================


                     See notes to consolidated statements.

                 FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                (in thousands)


Reference is made to the financial statements included in the Company's annual Report (Form 10-K) filed with the Securities and Exchange Commission for the year ended March 31, 2000.

The financial statements for the periods ended September 30, 2000 and 1999 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.


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


                                      Three Months Ended                          Six Months Ended
                           ---------------------------------------------------------------------------------
                                         September 30,                             September 30,
                           ---------------------------------------------------------------------------------
Product Sales                         2000                 1999                 2000                  1999
--------------------------------------------    ------------------------------------------------------------
  Reference                          $17,028              $20,872              $31,574               $33,355
  Rolodex                              3,262                6,200                5,575                 8,613
  REX                                      -                2,964                    -                 6,194
  Rocket eBook                             -                  (65)                   -                 1,235
  Other                                   86                  302                  150                   622
--------------------------------------------    -----------------     ----------------     -----------------
  Total Sales                        $20,376              $30,273              $37,299               $50,019
============================================    =================     ================     =================

                 FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (in thousands)


Approximate foreign sources of revenues including export sales were as follows:

                                      Three Months Ended                         Six Months Ended
                           --------------------------------------------------------------------------------
                                        September 30,                             September 30,
                           --------------------------------------------------------------------------------
Product Sales                         2000                 1999                2000                  1999
--------------------------------------------    -----------------------------------------------------------
  Europe                              $4,125               $7,868             $10,054               $15,252
  Other International                  1,241                1,199               2,338                 2,445


For the three month periods ended September 30, 2000 and 1999, one customer accounted for more than 10% of the Company's revenues. Total sales to this customer were $2,500 and $3,600 respectively and included Reference, Rolodex Electronics and REX product. For the six months ended September 30, 2000 and 1999 no customer accounted for more than 10% of the Company's revenues.

SALE OF REX PRODUCT LINE

On September 27, 1999 the Company realized a gain of $8,072 on the sale of its REX product line for $13,250 and the assumption of related liabilities. The assets sold consisted primarily of inventory with a carrying value of approximately $5,000 and the Company's trademarks, copyrights, contract rights and other assets used in connection with the REX business.

RESULTS OF OPERATIONS

Three months ended September 30, 2000 compared with September 30, 1999:

Net Sales

Sales for the quarter ended September 30, 2000 were $20,376,000 compared with sales of $30,273,000 for the September 1999 quarter that included sales of $2,964,000 of the REX product line that the Company divested on September 27, 1999. Sales of the Company's core reference and ROLODEX(R) Electronics products declined $6,782,000, or 25%, to $20,290,000 from $27,072,000 in the year earlier period because of lower European sales (resulting from weakening European currencies and the postponement of some sales into the next quarter due to industry-wide component shortages) and because licensing revenue in the quarter ended September 30, 1999 benefited from the inclusion of $800,000 of revenue relating to prior periods.

Gross Margin

While gross margin dollars decreased to $8,677,000 in the current year from $10,587,000, in the prior year, gross margin percentage increased from 35% to 43% from year to year. The higher margin percentage resulted primarily from a shift in the Company's sales mix to more higher margin reference products and fewer lower margin organizers. The reference product line accounted for 84% of total sales in the quarter ended September 30, 2000 compared with 69% of total sales in the prior year.


Operating Expenses

Total operating expenses decreased to $7,754,000 from $8,013,000 last year. Sales and marketing expenses decreased to $4,081,000 (20% of sales) from last year's level of $4,965,000 (16% of sales) mainly as a result of lower variable selling costs, such as commissions and advertising allowances, which decreased by $634,000. These decreases were partially offset by costs of $229,000 associated with the development of the Company's new eBookMan platform. Research and development expenses increased by $324,000 to $1,226,000 (6% of sales) from $902,000 (3% of sales) in the prior year as a result of the Company's investment in the development of its new eBookMan platform. General and administrative expenses increased to $2,447,000 (12% of sales) from $2,146,000 (7% of sales) primarily because of the adjustment of the costs of an acquisition made in a prior period.

Other/Income Expense

Interest expense was $410,000 compared with $913,000 last year due to lower debt levels. Interest and investment income was down from $95,000 to $54,000. In the quarter, the Company incurred currency transaction losses in connection with its European operations of $359,000 compared with $80,000 in the prior year.

Net Income

For the quarter ended September 30, 2000 the Company reported net income of $208,000, or $.03 per share, after absorbing expenses of $1,065,000, or $.13 per share, in connection with development of its new eBookMan product line. For the same quarter last year the Company earned $9,748,000, or $1.24 per share, which included a gain of $8,072,000 or $1.03 per share, from the divestiture of its REX product line in September 1999, as well as technology licensing income of $700,000, or $.09 per share, that resulted from the recording of net royalties related to prior periods.

Six months ended September 30, 2000 compared with September 30, 1999:

Net Sales

Sales of $37,299,000 for the six months ended September 30, 2000 were 25% lower than sales of $50,019,000 for the same period last year primarily because of the inclusion in the prior period of $6,194,000 of sales of the REX product line which the Company divested in September 1999 and $1,235,000 of sales of the Rocket eBook, a third party product which was discontinued in 1999. In addition, sales declined because of weaker European currencies compared with the prior year and a decline of approximately $3,000,000 in sales of the Company's ROLODEX(R) Electronic products primarily due to the postponement of some sales into the December 2000 quarter.

GROSS MARGIN

Gross margin increased to $16,008,000, or 43% of sales, in the current year from $15,290,000, or 31% of sales, in the prior year. Gross margin in the prior year reflected an inventory writedown and price protection costs of $2,600,000 in connection with the discontinued Rocket eBook and costs in connection with the transition to new upgraded reference and ROLODEX(R) Electronics product lines which impacted the June 1999 quarter. The margin percentage in the current year benefited from a shift in the Company's product mix from lower margin organizer
products to higher margin reference products.   The reference product line
accounted for 85% of total sales in the six months ended September 30, 2000 compared with 67% of total sales in the prior year.

OPERATING EXPENSES

Total operating expenses decreased to $14,047,000 from $20,437,000 last year. Sales and marketing expenses decreased to $7,283,000 (20% of sales) from last year's level of $11,668,000 (23% of sales) primarily due to a decrease of $1,200,000 in variable selling costs, reductions in advertising media expense of $388,000 and salary expense of $300,000, and costs absorbed in the prior year of $1,100,000 in connection with the development of the Company's website. Research and development expenses decreased by $355,000 to $1,993,000 (5% of sales) from $2,348,000 (5% of sales) in the prior year as a result of a reduction in personnel in June 1999. General and administrative expenses decreased to

$4,771,000 from $6,421,000 last year primarily as a result of a decrease of $760,000 in bad debt provisions and a reduction in expenses of $284,000 by the Company's Voice Powered Technology subsidiary.

OTHER INCOME/EXPENSE

Interest expense for the six months ended September 30, 2000 was $814,000 compared with $1,798,000 last year due to lower debt levels. For the six months, the Company incurred currency transaction losses of $648,000 compared with $202,000 in the prior year

NET INCOME

For the six months ended September 30, 2000 the Company reported net income of $641,000, or $.08 per share, after absorbing expenses of $1,287,000, or $.16 per share, in connection with the development of its new eBookMan product line. For the same period last year the Company earned $1,141,000, or $.15 per share, which included a gain of $8,072,000 or $1.03 per share, from the divestiture of its REX product line in September 1999 and technology licensing income of $700,000, or $.09 per share, that resulted from net royalties related to prior periods

CHANGES IN FINANCIAL CONDITION

Inventories increased from $13,735,000 at March 31, 2000 to $18,517,000 at the end of the September quarter in anticipation of higher sales in the seasonally
active December quarter.   The higher inventory level also reflects $1,847,000
of inventory costs relating to the Company's new eBookMan platform. Accounts receivable increased from $10,889,000 to $15,102,000 because of seasonally higher sales. Accounts payable and accrued expenses increased from $10,076,000 to $13,691,000 as the Company purchased inventories in anticipation of seasonally higher sales. Cash and cash equivalents of $2,823,000 at September 30, 2000 were lower than cash of $6,899,000 at March 31, 2000 as a result of seasonal inventory buildup.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, the Company had invested approximately $ 5,000,000 in the development and marketing of its new multimedia eBook platform, eBookMan. The Company anticipates making additional development, marketing, and working capital investments of approximately $6,000,000 related to eBookMan during the remainder of the 2001 fiscal year. Significant shipments of eBookMan are expected to commence during the Company's fourth fiscal quarter.

In December 1999, the Company entered into a $25,000,000 secured financing facility with a commercial lender. The financing facility expires on December 7, 2002. Borrowings under the facility bear interest at the bank's prime rate plus 3/8% and are subject to certain financial covenants and restrictions on indebtedness, dividend payments, business combinations, and other related items. As of September 30, 2000, the Company had outstanding borrowings of $1,330,000 under this facility. As of September 30, 2000 the Company had a balance of $12,239,000 outstanding under its Senior Notes. A principal payment of $2,000,000 is due under the Senior Notes on March 31, 2001.Management believes that cash flow from operations and the secured financing facility will be adequate to provide for the Company's liquidity and capital needs for the foreseeable future. The Company has no material commitments for capital expenditures in the next twenty-four months.

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

ITEM 2.  CHANGES IN SECURITIES - NONE

ITEM 3.  DEFAULT UPON SENIOR SECURITIES  - NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         The Annual Meeting of Shareholders of the Company was held on July 19, 2000. Reference is made to the Company's Proxy Statement furnished to shareholders in connection with the solicitation of proxies in connection with that Annual Meeting. In connection with the annual election of directors, eight incumbent directors were re-elected with Edward H. Cohen, Barry J. Lipsky, Leonard M. Lodish, James Meister and James H. Simons each receiving 4,268,947 votes with 558,751 votes withheld; Howard L. Morgan receiving 4,269,047 votes with 558,651 votes withheld; Jerry R. Schubel receiving 4,268,347 votes with 559,351 withheld; and William H. Turner receiving 4,268,216 votes with 559,482 votes withheld. Shareholders approved the increase in the number of shares with respect to which options may be granted under the Company's 1998 Stock Option Plan and certain other amendments thereto with 3,825,993 votes for and 993,726 votes against with 7,979 abstentions. Shareholders ratified the appointment of Radin, Glass & Co. as auditors for the Company's 2001 fiscal year by vote of 4,820,301 in favor, 5,047 against, and 2,350 abstentions.

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

                                  FRANKLIN ELECTRONIC PUBLISHERS,
                                           INCORPORATED
                                            Registrant


November 13, 2000                 /s/ Barry J. Lipsky
-----------------                 -------------------
Date                              Barry J. Lipsky, President and
                                  Chief Executive Officer
                                  (Duly Authorized Officer)


November 13,  2000                /s/  Arnold D. Levitt
------------------                ---------------------
Date                              Arnold D. Levitt, Senior Vice President,
                                  Chief Financial Officer, and Treasurer
                                  (Principal Financial and Accounting Officer)