Form 10-Q
period 2000-12-31
FRANKLIN ELECTRONIC PUBLISHERS INC
filed 2001-02-13
CIK 356841

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter ended December 31, 2000                   Commission File No. -14841



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


                          Yes    X      No _______
                              -------



                        COMMON STOCK OUTSTANDING AS OF
                     DECEMBER 31, 2000 - 7,952,882 SHARES

                 FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                                   December 31,        March 31,
                                                                                                      2000               2000
                                                                                                   ------------       ----------
                                                                                                    (Unaudited)        (Audited)
                                              ASSETS
                                              ------
CURRENT ASSETS:
      Cash and cash equivalents                                                                      $  2,485          $  6,899
      Accounts receivable, less allowance for doubtful accounts of $1,216 and $850                     16,767            10,889
      Inventories                                                                                      20,668            13,735
      Income tax receivable                                                                               568               568
      Prepaids and other assets                                                                         1,756               918
                                                                                                     --------          --------
      TOTAL CURRENT ASSETS                                                                             42,244            33,009
                                                                                                     --------          --------

PROPERTY AND EQUIPMENT                                                                                  7,414             7,797
                                                                                                     --------          --------

OTHER ASSETS:
      Deferred income tax asset                                                                         5,700             5,700
      Trademark, less accumulated amortization of $1,652 and $1,360                                    13,895            14,187
      Advance royalties and licenses                                                                    1,240             1,266
      Software development costs                                                                        5,525             4,482
      Other assets                                                                                      3,121             3,619
                                                                                                     --------          --------
      TOTAL OTHER ASSETS                                                                               29,481            29,254
                                                                                                     --------          --------

      TOTAL ASSETS                                                                                   $ 79,139          $ 70,060
                                                                                                     ========          ========


                               LIABILITIES AND SHAREHOLDERS' EQUITY
                               ------------------------------------
CURRENT LIABILITIES:
      Accounts payable and accrued expenses                                                          $ 14,365          $ 10,076
      Notes payable                                                                                     2,000             2,000
      Current portion of long-term liabilities - Other                                                    156               156
                                                                                                     --------          --------
      TOTAL CURRENT LIABILITIES                                                                        16,521            12,232
                                                                                                     --------          --------

LONG-TERM LIABILITIES
      Notes payable                                                                                    10,239            10,150
      Revolving credit facility                                                                         3,737                --
      Other liabilities                                                                                 1,473             1,540
                                                                                                     --------          --------
      TOTAL LONG-TERM LIABILITIES                                                                      15,449            11,690
                                                                                                     --------          --------

SHAREHOLDERS' EQUITY:
      Preferred stock, $2.50 par value, authorized 10,000,000 shares none
         issued or outstanding                                                                            --                --
      Common stock, no par value, authorized 50,000,000 shares, issued
      and outstanding, 7,952,882 and 7,914,940 shares                                                  49,424            49,138
      Retained earnings (deficit)                                                                      (1,101)           (2,266)
      Foreign currency translation adjustment                                                          (1,154)             (734)
                                                                                                     --------          --------
      TOTAL SHAREHOLDERS' EQUITY                                                                       47,169            46,138
                                                                                                     --------          --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                           $ 79,139          $ 70,060
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

                 FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands, except for per share data)
                                  (unaudited)


                                    Three Months Ended      Nine Months Ended
                                       December 31,            December 31,
                                   --------    --------    --------    --------
                                     2000        1999        2000        1999
                                   --------    --------    --------    --------

SALES                              $ 22,278    $ 31,248    $ 59,577    $ 81,267
COST OF SALES                        12,795      19,183      34,086      53,912
                                   --------    --------    --------    --------

GROSS MARGIN                          9,483      12,065      25,491      27,355
                                   --------    --------    --------    --------

EXPENSES:
   Sales and marketing                5,448       5,727      12,731      17,395
   Research and development             798         946       2,791       3,294
   General and administrative         2,271       2,297       7,042       8,718
                                   --------    --------    --------    --------
      Total operating expenses        8,517       8,970      22,564      29,407
                                   --------    --------    --------    --------

OPERATING INCOME (LOSS)                 966       3,095       2,927      (2,052)

   Interest expense                    (440)       (837)     (1,254)     (2,635)
   Interest and investment income        16          89         158         305
   Other, net                           (18)       (287)       (666)       (489)
   Gain on sale of REX                   --          --          --       8,072
                                   --------    --------    --------    --------
INCOME BEFORE INCOME TAXES              524       2,060       1,165       3,201
INCOME TAX  PROVISION                    --          --          --          --
                                   --------    --------    --------    --------

NET INCOME                         $    524    $  2,060    $  1,165    $  3,201
                                   ========    ========    ========    ========

NET INCOME PER SHARE:
   Basic                           $   0.07    $   0.26    $   0.15    $   0.41
                                   ========    ========    ========    ========
   Diluted                         $   0.06    $   0.26    $   0.14    $   0.41
                                   ========    ========    ========    ========

WEIGHTED AVERAGE SHARES:
   Basic                              7,941       7,853       7,924       7,845
                                   ========    ========    ========    ========
   Diluted                            8,282       7,912       8,265       7,884
                                   ========    ========    ========    ========

                See notes to consolidated financial statements.

                 FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                               AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     (in thousands, except for share data)


                                                                                                         Accumulated
                                                                           Common Stock                     Other          Total
                                                                     -----------------------   Retained Comprehensive  Shareholders'
                                                                         Shares      Amount     Earnings     Income *      Equity
                                                                     ------------   --------    ---------    --------     ---------
BALANCE - MARCH 31, 2000                                                7,914,940   $  49,138   $  (2,266)   $    (734)   $  46,138

   Issuance of common shares under employee stock option plan              37,942         244           -            -          244
   Issuance of shares and amortization of deferred compensation
   expense for shares issued for services (unearned portion $32)                -          42           -            -           42
   Income for the period                                                        -           -       1,165            -        1,165
   Foreign currency translation adjustment                                      -           -           -         (420)        (420)
                                                                        ---------   ---------   ---------    ---------    ---------
BALANCE - DECEMBER 31, 2000 (unaudited)                                 7,952,882   $  49,424   $  (1,101)   $  (1,154)   $  47,169
                                                                        =========   =========   =========    =========    =========

   * Comprehensive income, i.e., net income (loss), plus, or less, other comprehensive income, totaled $745 for the nine months ended December 31, 2000.

                See notes to consolidated financial statements.

                           FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                                         AND SUBSIDIARIES
                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                          (in thousands)
                                            (unaudited)


                                                                            Nine Months Ended
                                                                               December 31,
                                                                           --------    --------
                                                                             2000        1999
                                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                                                 $  1,165    $  3,201
ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES
   Depreciation and amortization                                              3,659       4,251
   Provision for losses on accounts receivable                                  327       1,072
   Loss on disposal of property and equipment                                     4          60
   Stock issued for services                                                     26           -
   Gain on sale of REX                                                            -      (8,072)
   Provision for inventory revaluation                                            -       2,350
   Source (use) of cash from change in operating assets and liabilities:
     Accounts receivable                                                     (6,205)     (4,333)
     Inventories                                                             (6,933)      4,225
     Prepaids and other assets                                                 (838)      4,466
     Accounts payable and accrued expenses                                    4,379      (4,426)
   Other, net                                                                    28          10
                                                                           --------    --------
   NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                       (4,388)      2,804

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                          (740)     (1,018)
   Proceeds from sale of property and equipment                                   -          33
   Software development costs                                                (2,446)     (1,125)
   Proceeds form sale of REX line                                                 -      12,619
   Redemption of investments in limited partnerships                              -       6,045
   Change in other assets                                                      (334)       (631)
                                                                           --------    --------
   NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                       (3,520)     15,923

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payment of Senior Notes                                              -     (26,000)
   Proceeds from revolving credit facility                                    3,737       5,119
   Principal payments of mortgage                                                 -      (3,479)
   Proceeds from issuance of common shares                                      244           -
   Other liabilities                                                            (67)         43
                                                                           --------    --------
   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                        3,914     (24,317)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                        (420)       (419)
                                                                           --------    --------
DECREASE IN CASH AND CASH EQUIVALENTS                                        (4,414)     (6,009)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              6,899      12,870
                                                                           --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $  2,485    $  6,861
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

The financial statements for the periods ended December 31, 2000 and 1999 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

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

                                                Three Months Ended                              Nine Months Ended
                              -------------------------------------------------------------------------------------------
                                                   December 31,                                    December 31,
                              -------------------------------------------------------------------------------------------
Product Sales                             2000                    1999                   2000                     1999
-------------------------------------------------     -------------------------------------------------------------------
  Reference                               $16,941                 $23,777                $48,515                  $57,132
  Rolodex                                   5,272                   6,888                 10,847                   15,501
  REX                                     -                       -                      -                          6,194
  Rocket eBook                            -                           340                -                          1,575
  Other                                        65                     243                    215                      865
-------------------------------------------------     -------------------     ------------------      -------------------
  Total Sales                             $22,278                 $31,248                $59,577                  $81,267
=================================================     ===================     ==================      ===================

                 FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                (in thousands)



Approximate foreign sources of revenues including export sales were as follows:

                                               Three Months Ended                              Nine Months Ended
                              -------------------------------------------------------------------------------------------
                                                  December 31,                                    December 31,
                              -------------------------------------------------------------------------------------------
Product Sales                            2000                    1999                   2000                     1999
-------------------------------------------------     -------------------------------------------------------------------
  Europe                                   $6,138                  $7,039                $16,192                  $22,291
  Other International                       3,196                   2,746                  5,534                    5,191

For the three and nine month periods ended December 31, 2000 and 1999, no customer accounted for more than 10% of the Company's revenues.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three months ended December 31, 2000 as compared with December 31, 1999:

Net Sales

Sales for the quarter ended December 31, 2000 were $22,278,000, a decrease of $8,970,000 from sales of $31,248,000 in the same quarter last year. The decrease was the result of softening demand for electronic products as the result of the slowdown in the domestic economy. The Company's line of ROLODEX(R) Electronics organizers remained under pressure as shelf space continues to be reduced and price points continue to move down. The quarter-to-quarter comparison was also adversely affected by continuing weakness in foreign currencies and the inclusion in the prior period of revenues of $1,480,000 in connection with the extension of a technology license. Sales by Voice Powered Technology International, Inc. ("VPTI"), an 82% owned subsidiary of the Company, decreased from $243,000 last year to $65,000 this year.

Gross Margin

While gross margin dollars decreased to $9,483,000 in the current year from $12,065,000 in the prior year, gross margin percentage increased from 39% to 43% year to year. The improved margin percentage resulted from the impact of the lower cost of components purchased in the first six months of calendar year 2000, which affects the current quarter's gross margin because of the 60 - 90 day lead time in the purchase of components and the use of the first-in, first-out method of accounting for inventory which results in the passage of several months between the time the components are ordered and the time their costs are reflected in operating results.

Operating Expenses

Total operating expenses decreased to $8,517,000 from $8,970,000 last year. Sales and marketing expenses decreased to $5,448,000 (24% of sales) from last year's level of $5,727,000 (18% of sales) as lower costs of $1,157,000 primarily commissions, advertising, payroll and freight costs in the Company's core business were partially offset by costs of $879,000 associated with the development of the Company's new eBookMan platform. Research and development expenses decreased by $148,000 to $798,000 (4% of sales) from $946,000 (3% of sales) in the prior year as the Company deferred $852,000 of research and development costs, primarily related to the development of its new eBookMan platform, compared with a deferral of $375,000 in the prior period. General and administrative expenses remained relatively unchanged at $2,271,000 (10% of sales) in the current year compared with $2,297,000 (7% of sales) in the year earlier period.

Other/Income Expense

Interest expense was $440,000 compared with $837,000 last year due to lower debt levels. Interest and investment income was down from $89,000 to $16,000. In the quarter, the Company incurred currency transaction losses of $18,000 compared with $287,000 in the prior year.

Net Income

For the quarter ended December 31, 2000 the Company reported net income of $524,000, or $.07 per share, after absorbing expenses of $1,388,000, or $.17 per share, in connection with development of its new eBookMan product line. For the same quarter last year the Company earned $2,060,000, or $.26 per share, which included $1,300,000 or $.17 per share, in connection with the extension of a technology license.

Because of net operating loss carryforwards, no income taxes have been provided for by the Company during the current period.

Nine months ended December 31, 2000 as compared with December 31, 1999:

Net Sales

Sales of $59,577,000 for the nine months ended December 31, 2000 were 27% lower than sales of $81,267,000 for the same period last year. Sales were higher in the year earlier period because of the inclusion of $7,769,000 of sales of product lines that have since been divested or discontinued and non-recurring revenues of $2,276,000 related to technology licenses, softening demand in the current year for electronic products in the United States and the United Kingdom, the impact of weakened foreign currencies, and component shortages that impacted product deliveries during the present period. Sales by VPTI decreased from $865,000 last year to $215,000 in the current year.

Gross Margin

While gross margin dollars decreased to $25,491,000 in the current year from $27,355,000 in the prior year, gross margin percentage increased from 34% to 43% year to year. Gross margin in the prior year reflected an inventory write down and price protection costs of $2,600,000 in connection with the discontinued Rocket eBook product and costs in connection with the transition to new upgraded reference and ROLODEX(R) Electronics product lines which impacted the June 1999 quarter. The margin percentage in the current year also benefited from a shift in the Company's product mix from lower margin organizer products to higher margin reference products. The reference product line accounted for 81% of total sales in the nine months ended December 31, 2000 compared with 70% of total sales in the prior year.

Operating Expenses

Total operating expenses decreased to $22,564,000 from $29,407,000 last year. Sales and marketing expenses decreased to $12,731,000 (21% of sales) from last year's level of $17,395,000 (21% of sales) primarily due to a decrease in packaging, promotion and variable selling costs of $2,108,000, reductions in telephone and product support costs of $230,000 and $122,000 respectively, lower payroll expense of $453,000 and costs absorbed in the prior year of $1,100,000 in connection with the development of the Company's website. Research and development expenses decreased by $503,000 to $2,791,000 (5% of sales) from $3,294,000 (4% of sales) in the prior year as the Company deferred $2,218,000 of research and development costs, primarily related to the development of its new eBookMan platform, compared with a deferral of $1,125,000 in the prior period. General and administrative expenses decreased to $7,042,000 (12% of sales) from $8,718,000 (11% of sales) last year primarily as a result of a decrease of $659,000 in bad debt provisions and a reduction in VPTI's expenses of $337,000.

Other Income/Expense

Interest expense for the nine months ended December 31, 2000 was $1,254,000 compared with $2,635,000 last year due to lower debt levels. For the nine months, the Company incurred currency transaction losses of $666,000 compared with $489,000 in the prior year.

Net Income

For the nine months ended December 31, 2000 the Company had net income of $1,165,000, or $.15 per share, after absorbing expenses of $2,675,000, or $.34 per share, in connection with the eBookMan product line. In the same period last year the Company had earnings of $3,201,000, or $.41 per share, which included a gain of $8,072,000, or $1.03 per share, in connection with the divestiture of its REX product line in

September 1999 and income of $1,300,000 in connection with the aforesaid technology license.



Changes In Financial Condition

Inventories increased from $13,735,000 at March 31, 2000 to $20,668,000 at the end of the December quarter reflecting $7,354,000 of inventory costs relating to the Company's new eBookMan platform. Accounts receivable increased from $10,889,000 to $16,767,000 because of seasonally higher sales in the December quarter. Accounts payable and accrued expenses increased from $10,076,000 to $14,365,000 as the Company incurred assembly and component costs related to eBookMan. Cash and cash equivalents of $2,485,000 at December 31, 2000 were lower than cash of $6,899,000 at March 31, 2000 as a result of the company's investment in inventory and development costs for its new eBookMan line.

Liquidity And Capital Resources

As of December 31, 2000, the Company had invested approximately $12,692,000 in development, marketing and inventory costs for its new multimedia eBook platform, eBookMan. The Company anticipates making additional development, marketing, and working capital investments of approximately $4,000,000 related to eBookMan during the remainder of the 2001 fiscal year. Shipments of eBookMan products to retailers commenced in February 2001.

In December 1999, the Company entered into a $25,000,000 secured financing facility with a commercial lender. The financing facility expires on December 7, 2002. Borrowings under the facility bear interest at the bank's prime rate plus 3/8% and are subject to certain financial covenants and restrictions on indebtedness, dividend payments, business combinations, and other related items. As of December 31, 2000, the Company had outstanding borrowings of $3,737,000 under this facility. As of December 31, 2000 the Company had a balance of $12,239,000 outstanding under its Senior Notes. A principal payment of $2,000,000 is due under the Senior Notes on March 31, 2001.Management believes that cash flow from operations and the secured financing facility will be adequate to provide for the Company's liquidity and capital needs for the foreseeable future. The Company has committed to the installation of a new enterprise resource system during the next year at an approximate cost of $2,500,000. The Company has no other material commitments for capital expenditures in the next twenty-four months.

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

ITEM 2. CHANGES IN SECURITIES - NONE

ITEM 3. DEFAULT UPON SENIOR SECURITIES - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS - NONE

ITEM 5. OTHER INFORMATION - ROLODEX (R) is a registered trademark of Berol Corporation, a subsidiary of Newel Rubbermaid Inc. Rocket eBook is a trademark of NuvoMedia Inc.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   FRANKLIN ELECTRONIC PUBLISHERS,
                                         INCORPORATED
                                          Registrant


February 13, 2000                  /s/  Barry J. Lipsky
-----------------                  ----------------------------
Date                               Barry J. Lipsky
                                   President and Chief Executive Officer
                                   (Duly Authorized Officer)


February 13, 2000                  /s/  Arnold D. Levitt
-----------------                  ----------------------------
Date                               Arnold D. Levitt
                                   Senior Vice President
                                   Principal Financial and Accounting Officer
                                   (Duly Authorized Officer)