Form 10-K
period 2001-03-31
FRANKLIN ELECTRONIC PUBLISHERS INC
filed 2001-06-28
CIK 356841

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-K

              Annual report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                    For the fiscal year ended March 31, 2001

                         Commission File Number 0-14841

                                -----------------

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

                               ------------------


      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                      None


       Securities registered pursuant Section 12(g) of the Exchange Act:

                           Common Stock, no par value

                               ------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

As of June 21, 2001, approximately 7,949,000 shares of common stock of the registrant were outstanding and the aggregate market value of common stock held by non-affiliates was approximately $17,100,000.

The registrant's Proxy Statement for its 2001 annual meeting of shareholders is hereby incorporated by reference into Part III of this Form 10-K.

       =================================================================

                  FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

                 INDEX TO ANNUAL REPORT ON FORM 10-K FILED WITH
                     THE SECURITIES AND EXCHANGE COMMISSION
                            YEAR ENDED MARCH 31, 2001

                               ITEMS IN FORM 10-K


                                                                                                           PAGE
                                                                                                           ----
PART I.........................................................................................................1

ITEM 1.        BUSINESS........................................................................................1

ITEM 2.        PROPERTIES.....................................................................................12

ITEM 3.        LEGAL PROCEEDINGS..............................................................................12

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................12

PART II.......................................................................................................12

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........................12

ITEM 6.        SELECTED FINANCIAL DATA........................................................................14

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........15

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................21

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........40

PART III......................................................................................................40

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................40

ITEM 11.       EXECUTIVE COMPENSATION.........................................................................41

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS  AND MANAGEMENT................................41

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................41

PART IV.......................................................................................................42

   ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K....................................42

Signatures....................................................................................................43

--------------------------------------------------------------------------------
Except for the historical information contained herein, the matters discussed throughout this report, including, but not limited to, those that are stated as Franklin's belief or expectation or preceded by the word "should" are forward looking statements that involve risks to and uncertainties in Franklin's business, including, among other things, the timely availability and acceptance of new electronic books, organizers, and other electronic products, changes in technology, the impact of competitive electronic products, the management of inventories, Franklin's dependence on third party component suppliers and manufacturers, including those that provide Franklin-specific parts, and other risks and uncertainties that may be detailed from time to time in Franklin's reports filed with the Securities and Exchange Commission.
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

      Franklin Electronic Publishers, Incorporated ("Franklin" or the "Company") designs and develops hand-held electronic information products, such as electronic books (sometimes known as eBooks) and electronic organizers.

      The Company believes it is the world's largest designer, developer and publisher of hand-held electronic books, having sold more than twenty-five million units since 1986. The Company's electronic books are battery-powered devices that incorporate the text of a reference work, general literature or databases and permit the user to read selected portions on a display screen. The Company owns or has licenses to publish in electronic format more than two hundred titles, including monolingual and bilingual dictionaries (such as Merriam-Webster's Tenth Collegiate Dictionary), the Bible, encyclopedias (such as the Concise Columbia Encyclopedia), entertainment-oriented publications, educational publications and medical publications (such as the Physicians' Desk Reference(R)).

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

      In 1999, the Company introduced at retail an eBook produced by a third party for downloading content from the Internet. The product introduction initiated the Company's strategy of providing content for downloading from the Internet for hand-held products. In 2001, the Company introduced at retail its eBookMan product, a handheld electronic multimedia eBook device ("eBookMan") for downloading multimedia content from the Internet.

      The Company was incorporated in 1983 in the Commonwealth of Pennsylvania as the successor to a business commenced in 1981. The Company's principal executive offices are located at One Franklin Plaza, Burlington, New Jersey 08016-4907, and its telephone number is (609) 386-2500.

COMPETITIVE ADVANTAGES

      The Company believes that it has the following competitive advantages:

      o Efficient and Cost-Effective Manufacturing Process. Franklin controls the entire manufacturing process of its products, from design to sale, but does not own actual manufacturing facilities. This "virtual manufacturing" model enables the Company to produce its products in the most cost-effective manner by allowing the Company to outsource the manufacturing and assembly functions to third parties which meet the Company's cost and quality specifications. In this way, the Company maintains a high degree of flexibility and adaptability in its product sourcing operations.

      o Strong Share in Electronic Books. Franklin is the preeminent company in the hand-held electronic reference market, with leading positions in the United States and certain markets internationally. The Company believes it has dominant market share in North America, Europe and Australia, as well as a major presence in the Middle East. Over the past fourteen years, Franklin has sold twenty-five million units worldwide and currently markets over 200 eBooks globally.

      o Breadth and Strength of Distribution. The Company distributes its products through 45,000 retail outlets in more than fifty countries. The Company also uses direct channels to serve multiple markets, such as the professional, educational and customized application markets. In the professional market, Franklin has achieved considerable success with its electronic format medical publications. In the educational market, the Company's electronic books are used in schools throughout the United States. Due to the success of its electronic Bible, the Company has also achieved substantial sales in the religious market, with Franklin products currently distributed through Christian-affiliated bookstores.

      o Technological Leadership in eBooks. Franklin has significant expertise in providing high quality content and functionality through cost-effective hardware designs of electronic information products. The Company designs and has manufactured for its use proprietary microprocessors. The Company's products combine sophisticated technology with a user-friendly interface designed for convenient and rapid retrieval of data. Franklin's ability to compress data and to design systems that permit quick and intelligent information retrieval enables it to offer compact products with high functionality. For example, the Company stores the almost three thousand page Physicians' Desk Reference, which fills up twenty megabytes of memory space, into the memory space of only five megabytes which also includes sophisticated search and retrieval functionality. The Company has been able to manufacture higher performance products at lower cost due in part to declining prices of ROM chips. The Company's vertically integrated research and development effort, devoted to developing both the hardware and software for its products, also enables it quickly to utilize cost-minimizing technologies. As a result, the cost of Franklin's products to consumers has decreased over the years to prices approaching those of print versions of reference publications, offering consumers added value at attractive price points.

      o Long-standing Relationships and Licenses with Many Top Publishers. The Company has electronic rights to over 200 titles, including several versions of English and bilingual dictionaries, Bibles, and the Physicians' Desk Reference. The Company obtains its licenses from a variety of well-established publishers such as Merriam-Webster, Harper/Collins, Vivendi Universal and Bertelsmann. While many of these licenses are exclusive, all are supported by long-standing relationships with the publishers, providing Franklin with a significant competitive advantage.

BUSINESS STRATEGIES

      Franklin was the first, and strives to be the best, in electronic books. The Company's strategy to fulfill that mission is to leverage its leading market position by exploiting the following opportunities:

      o Use of the Internet to Distribute Content to Handhelds. The Company publishes certain reference works on its web page (franklin.com) in electronic form for downloading to multiple handheld platforms, including to those using the Palm OS operating system and Microsoft Pocket PC/Windows CE operating system as well as to the Company's own handheld electronic books. In this way, the Company expects to leverage its expertise in refining reference data with its competitive advantages in developing and distributing hand-held products to reach a broader installed base. The Company has developed an Internet-enabled hardware platform to provide for portable use of content delivered from the Company's website.

      o Consumer Driven Product Development and Marketing. While the Company has built strong distribution for its major products, it believes that further opportunities lie in its ability to take a more marketing driven approach to product development. The Company believes a better understanding of its customers will allow it to boost sales, lower costs, accelerate throughput at retail and lead to successful new product introductions. The Company is investigating ways to better market its products for children and, as a consequence, to expand its offerings in this area.

      o Continuing Upgrade of Core Products. The Company's core product line continues to represent the major portion of its revenue. Dictionaries, spell correctors and Bibles have been the Company's mainstream consumer electronics products. From time to time, the Company has developed upgraded and enhanced versions of its core products. The Company intends to continue to upgrade and enhance its core products.

      o Investment in Marketing. The Company believes that a major opportunity lies in broadening consumer awareness of the hand-held eBook category in order to generate mass market interest in the Company's products. To date, the Company has engaged in limited advertising on the national or local levels. The Company has, however, enjoyed success with its limited advertising campaigns.

      o Growth in Selected International Markets. The Company has had success in selling its products directly through wholly-owned, local subsidiaries in selected international markets, and through distributors in other markets. Because of the slowed growth in some international markets over the past two fiscal years, the Company is concentrating its sales efforts in key markets. The Company anticipates that its international sales will continue to provide a significant portion of its revenues.

      o Exploitation of OEM and Licensing Opportunities. OEM (or "Original Equipment Manufacturer") opportunities are business agreements pursuant to which the Company develops products for resale by its partners. The Company has such agreements in the medical publishing and international markets and will seek to broaden its activities to other vertical markets. The Company believes its OEM business can be expanded as the Company upgrades existing and develops new open system platforms, such as its eBookMan product line. The Company licenses its technology to preeminent companies such as Adobe Systems, Inc. and Palm, Inc. The Company believes that it is the largest supplier of Springboard modules for the Visor line of handheld products utilizing the Palm OS operating system that is sold by Handspring, Inc.

RISK FACTORS

The Company believes that the most significant risks to its business involve those set forth below.

      o Significant demand for eBookMan products must develop. The Company has expended significant resources in connection with the development and introduction of its new eBookMan product line, which commenced shipping in the fourth quarter of fiscal 2001. To date, consumer demand for eBookMan products has been adversely affected by late deliveries to retailers, coupled with the recent decline in consumer demand for all hand-held electronic products. If significant consumer demand for eBookMan products does not develop, the Company might be required to liquidate inventory and, to the extent the technology used in eBookMan is not usable in the Company's other products, might be required to take a charge for a portion of the capitalized research and development costs relating to the eBookMan product line. As of March 31, 2001, the Company had inventory of eBookMan products of approximately $7.2 million and had capitalized a net aggregate of approximately $2 million of research and development costs relating to the eBookMan product line. There can be no assurance that significant demand for eBookMan products will develop, or that if such demand does develop, that it can be sustained.

      o Dependence on New Products and Titles. The Company depends to a certain extent on the introduction of successful new products and titles to generate sales growth and replace declining revenues from certain older products and titles. The Company currently has several new products and titles under development; however, significant development efforts for a number of the Company's proposed new products and titles will be required prior to their commercialization. A significant delay in the introduction of a new product or title could have a material adverse effect on the ultimate success of the product or title. In addition, if revenues from new products and titles fail to replace declining revenues from certain existing products and titles, the Company's operating results and growth could be adversely affected. There can be no assurance that new products and titles currently under development will be introduced on schedule, that they will generate significant revenues, or that the Company will be able to introduce additional new products and titles in the future.

      o Inventory Management. The Company's lead times are necessarily long because of the custom nature of certain components and because most of its components are manufactured, and its platforms are assembled, in Asia. Accordingly, production and procurement planning are critically related to the Company's anticipated sales volume. Any significant deviation from projected future sales could result in material shortages or surpluses of inventory. Shortages could cause the Company's distribution base to shrink as customers turn to the Company's competitors. Inventory surpluses could cause cash flow and other financial problems, which might cause the Company to liquidate inventory. There can be no assurance that the Company's forecasts of demand for its products will be accurate. Inaccurate forecasts, or unsuccessful efforts by the Company to cope with surpluses or shortages, could have a material adverse effect on the Company's business.

      o Changes in Technology. In general, the computer industry, both with respect to software and hardware, is subject to rapidly changing technology. Accordingly, the technology underlying the Company's products may similarly be subject to change. The introduction of products embodying new technologies and the emergence of new industry standards could exert price pressure on the Company's existing products or render such products unmarketable or obsolete. The Company's ability to anticipate changes in technology and industry standards and to develop and introduce new and enhanced products, as well as additional applications for existing products, in each case on a timely and cost-effective basis, will be a critical factor in the Company's ability to grow and remain competitive. There can be no assurance that technological changes will not materially adversely affect the Company's business.

      o Competition. The consumer electronics and handheld product markets are highly competitive and characterized by rapid technological advances and the regular introduction of new products or enhancements of existing products. The Company believes it faces various degrees of competition at different price points in these markets. Competitive factors include product quality and reliability, price, performance, marketing and distribution capability, service and reputation. There can be no assurance that companies currently in the consumer electronics or handheld product markets will not enter the markets in which the Company currently markets its products. There can be no assurance that other companies, currently in the consumer electronics industry, will not enter the electronic book market. Many of such companies have greater capital, research and development, marketing and distribution resources than the Company. If new competitors emerge or the existing market becomes more competitive, the Company could experience significant pressure on prices and margins.

      o Dependence on Key Suppliers. Certain integrated circuits essential to the functioning of the Company's products are manufactured by a relatively small number of overseas suppliers. Missed, late or erratic deliveries of custom IC-ROMs and other parts could materially adversely impact the timing of new product deliveries as well as the Company's ability to meet demand for existing products. If any one of the integrated circuit suppliers were unable to meet its commitments to the Company on a timely basis, such failure could have a material adverse effect on the Company's business.

      o Intellectual Property Rights. The Company owns utility and design patents in the United States and elsewhere on its electronic books. There can be no assurance (i) that the claims allowed under any patents will be sufficiently broad to protect the Company's technology, (ii) that the patents issued to the Company will not be challenged, invalidated or circumvented or (iii) as to the degree or adequacy of protection any patents or patent applications will afford. The Company also claims proprietary rights in various technologies, know-how, trade secrets and trademarks which relate to its principal products and operations, none of which rights is the subject of patents or patent applications in any jurisdiction. There can be no assurance as to the degree of protection these rights may or will afford the Company.

      o International Sales and Currency Fluctuations. The Company expects that international sales will constitute a material portion of the Company's business. The Company's international business is subject to various risks common to international activities, including political and economic instability and the need to comply with export laws, tariff regulations and regulatory requirements. There can be no assurance that political or economic instability in any given country or countries will not have an adverse impact on the Company's overall operations. Because approximately 30% of the Company's sales are made in currencies other than the U.S. dollar, the Company is subject to the risk of fluctuation in currency values from period to period. The risk associated with fluctuations in currency values can be expected to increase to the extent the Company expands its international operations.

PRODUCTS

Electronic Books

      Franklin currently markets more than 200 electronic books in various categories, including thesauruses, dictionaries, bilingual dictionaries, the Bible, and educational and medical publications. Different versions of the Company's electronic reference products use different databases and provide various levels of functionality.

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

      The Company's top-of-the-line electronic dictionary is Merriam-Webster's Collegiate Dictionary which is sold for use in the BOOKMAN and eBookMan lines of products and which contains over 195,000 words and their definitions, parts of speech, hyphenation points and different word forms

(inflections). All of the Company's electronic dictionaries provide phonetic spelling correction and many provide thesaurus features as well. For example, if a user enters the word "baffled," the thesaurus will display eleven different synonyms, including "frustrated," "disappointed" and "foiled."

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

The Bible

      Franklin's electronic Holy Bible is a hand-held edition of the entire text of the Bible, which allows for retrieval of text by searches based on single words, word groups or synonyms. For example, a search for the words "valley" and "shadow" will retrieve the Twenty-third Psalm. Because of its built-in ability to conduct full-text word searches, the Franklin Bible is a fully automated concordance. The Company sells the Bible on its BOOKMAN platform and on cards designed for use with its BOOKMAN platform. The Company sells both the King James and the New International versions of the Bible, as well as a children's version of the Bible, and markets a Bible question-and-answer card. The Company also sells a speaking version of its King James Bible.

Medical Publications

      The Company develops and markets a broad range of titles for health care professionals for use on a variety of handheld platforms.

      The Pocket PDR(TM) Medical Book System comes with two card slots and a broad range of titles. The platform uses Franklin's proprietary microprocessor and has an 8-line screen which is particularly useful when accessing and viewing drug information monographs. Available book cards for the Pocket PDR(TM) Medical Book System include the Physicians' Desk Reference, The Merck Manual, The Washington Manual of Medical Therapeutics, The Medical Letter Handbook of Adverse Drug Interactions, Harrison's Prinicples of Internal Medicine Companion Handbook, Stedman's Medical Dictionary and Griffith's Five-Minute Clinical Consult.

      In the 2001 fiscal year, the Company launched an eBookMan device targeted towards the healthcare community which is bundled with two leading drug references on multimedia memory cards (MMC): the 2001 Physicians' Desk Reference for physicians distributed by Medical Economics, a division of Thomson Healthcare, and the 2001 American Hospital Formulary Service distributed by the American Society of Health-System Pharmacists to hospital-based pharmacists.

      The Company's development of certain medical titles for use in a variety of handheld platforms continued during the 2001 fiscal year. Most titles available for the Medical Book System were developed for the Palm OS operating system, both as downloads and as Springboard modules for the Visor platform, as well as for the Microsoft Windows CE operating systems. The titles are available for download at franklin.com.

Entertainment Titles

      The Company sells a Crossword Puzzle Solver electronic book which provides correct spelling for over 250,000 words and phrases from Merriam-Webster's Official Crossword Puzzle Dictionary for use by word puzzle enthusiasts. The Company is investigating making certain entertainment titles available for downloading from its website into a variety of handheld platforms and currently offers a series of downloadable crossword puzzles for Palm OS compatible devices.

International Titles

      The Company has developed and produced British English versions of its American English electronic reference products for international markets, particularly the United Kingdom and Australia. The Company has monolingual electronic reference products for the French market and eBook products for the German-speaking market. The Company has omnibus agreements for publishing electronic reference products with two major European publishers, Bertelsmann and Vivendi Universal, under which Franklin has developed titles in hand-held electronic platforms and ROM cards. Vivendi Universal publishes dictionaries, thesauruses, encyclopedias and other works under the following well known French trademarks: Le Robert, Larousse, Nathan, Dalloz, Masson and Bouquins.

      Through a Company subsidiary, Proximity Technology, Inc., the Company designs linguistic software that performs spelling error detection and correction, thesaurus and dictionary functions in conjunction with databases of words in 20 languages and dialects. The Company licenses this software for use in computers of all sizes, as well as on the Internet.

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

Internet Enabled Content and Devices

      The Company offers versions of certain reference works, including the Physicians' Desk Reference and the Bible, from its website, franklin.com, for downloading to handheld devices using the Palm OS operating system and Microsoft Windows CE operating system. The three eBookMan models--EBM-900 (8MB), EBM-901 (8MB with backlit display) and EBM-911 (16MB with backlit display)--feature large 240x200 pixel displays that display 87% more information than today's most popular handhelds. Users can adjust the font size or switch the display to landscape mode for easy reading. All three models use natural handwriting recognition and include a Franklin eBook Reader, an audio book player, an MP3 compatible music player, an address book, a date book, a to-do book and a memo book. Available for $129.95, $179.95 and $229.95 respectively, each eBookMan model is equipped with a USB port for connection to a PC (an optional serial connection is also available) and features optional memory expansion through industry standard multimedia memory cards.

      Winner of the inaugural Technology Award from the International eBook Award Foundation, eBookMan synchronizes with Microsoft Outlook using Intellisync software from PUMATECH and plays thousands of audio books available from Audible.com. Users of other popular desktop PIMS, such as Lotus Organizer 5.0 and ACT! 2000, will be able to download optional Intellisync connectors from franklin.com.

      eBookMan features Franklin's ground-breaking "open but secure" architecture that protects valuable application programs and digital content. Developers and publishers now have the world's first open platform to create new applications and content in an environment protective of both copyright and revenue.

      A large number of software developers have signed up for Franklin's Software Developers Kit to take advantage of the secure platform to produce and distribute games, productivity solutions and other applications. Third party eBookMan applications are currently available at franklin.com. Book and periodical publishers are also working with Franklin to leverage eBookMan technology to distribute their valuable copyright-protected digital content.

RESEARCH AND DEVELOPMENT AND CONTENT ACQUISITION

      The Company has a group of approximately forty-five persons that perform research and development relating to new electronic products as well as improvements to existing products. The Company focuses its hardware development efforts on creating new platforms.

      The Company maintains a full-time internal development group of hardware and software engineers dedicated to the critical function of developing proprietary microprocessors and VLSIs that integrate the Company's proprietary microprocessor or general purpose microprocessors and custom design circuits for electronic products. Through this extensive effort, the Company is able to reduce the cost of components for its platforms and cards on an ongoing basis. The Company regularly engages in programs to redesign its platforms and to develop new VLSIs for its products. The Company has also contracted for software development work in Russia, India and the Far East.

MANUFACTURING

      The Company arranges for the assembly of its products by placing purchase orders with established third-party manufacturers in China, Malaysia and Thailand. The Company believes that it could locate alternate manufacturers for its products if any of its current manufacturers is unable, for any reason, to meet the Company's needs.

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

      The Company utilizes its office in Hong Kong to facilitate component procurement and manufacturing. On-site quality control inspection of electronic products is conducted by its employees in China, Malaysia and Thailand. The Company's products are generally shipped at the Company's expense to its facility in New Jersey, where the Company maintains inspection, quality control, packaging, warehousing and repair operations for distribution in the United States, and to similar facilities in Europe and elsewhere for its foreign operations.

SALES AND MARKETING

      Franklin's products are marketed domestically through the Company's own sales and marketing force and through independent sales representative organizations, which are supervised by the Company's internal sales department.

Consumer Sales

      Franklin's products are sold in over 30,000 retail establishments in the United States. These are comprised of mass market retailers, discount chains, bookstores, independent electronic stores, department stores and catalog companies such as The Sharper Image. Consumers can also order products directly from Franklin by calling 1-800-BOOKMAN or by visiting the Company's website at franklin.com. The Company sells through several large retail chains, including Radio Shack, Staples, Office Depot, Target and Best Buy.

      Franklin commonly participates in and provides financial assistance for its retailers' promotional efforts, such as in-store displays, catalog and general newspaper advertisements. The Company promotes its products with advertisements in magazines and newspapers. The Company also promotes its products at trade shows, including the Consumer Electronics Show, and advertises in trade magazines.

International Sales

      The Company sells its products worldwide through its wholly-owned, local subsidiaries and a network of independent distributors. Franklin has subsidiaries in the United Kingdom, France, Canada, Germany, the Benelux countries, Mexico and Australia, that market and distribute the Company's products, including those specifically developed for these markets.

OEM Markets

      The Company produces custom products for third parties. The Company has developed custom products including the Larousse Copiloto for a Spanish print encyclopedia publisher as well as a speaking version of the alMawrid, an Arabic-English bilingual dictionary for sale in the Middle East. The Company continues to pursue opportunities for custom versions of its products.

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

      Franklin owns certain trademark rights, including "Franklin(R)", "BOOKMAN(R)", "eBookMan", "Spelling Ace(R)", "Wordmaster(R)", "Next Century(R)" and "Language Master" and has an exclusive license for the mark ROLODEX(R) Electronics in the United States and various foreign countries.

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

      Sharp Electronics, Casio, and Royal are the Company's primary competitors in electronic organizers. Competitive factors for electronic organizers and personal computer companion products are size, product quality and reliability, functionality, price, performance, marketing and distribution capability and corporate reputation. The Company believes that it competes effectively in the electronic organizer market in respect of each of these factors.

      A number of prominent electronics manufacturers, including Palm Inc., Handspring, Inc., 3Com, Sharp Electronics Corporation, Casio, Royal, Psion, LG Electronics, Gemstar TV Guide International Group and Hewlett-Packard Company, market palmtop personal organizer products, personal digital assistants, electronic books, computer peripherals, or general usage personal computers that offer varying degrees of electronic reference capabilities and personal information management functions. Many competitors in this market have greater capital, research and development, marketing and distribution resources than the Company and there can be no assurance that the Company can successfully compete in this market.

EMPLOYEES

      As of June 19, 2001, the Company employed approximately 175 persons in the United States, approximately 25 persons in Asia, and approximately 70 persons in international sales and marketing subsidiaries. None of the Company's employees is represented by a union. The Company believes its relations with its employees are satisfactory.

EXECUTIVE OFFICERS OF THE REGISTRANT

      See Item 10 for information regarding the Company's executive officers.

                                      * * *

      Merriam-Webster's is a trademark of Merriam-Webster, Inc.; Physicians' Desk Reference and Pocket PDR are trademarks of Medical Economics Data, a division of Medical Economics Company, Inc.; Palm is a trademark of Palm Inc.; Windows is a trademark of Microsoft Corporation; Handspring and Visor are trademarks of Handspring, Inc; and ROLODEX(R) is a registered trademark of Berol Corporation, a division of Newell Rubbermaid Inc.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's common stock is traded on the American Stock Exchange under the symbol "FEP." Prior to June 18, 2001, the Company's common stock was traded on the New York Stock Exchange (the "NYSE"). The following table sets forth the range of the high and low closing sales prices as reported by the NYSE for the last two fiscal years:


                                                                     Sales
                                                                     -----
Quarter Ended                                                    High       Low
-------------                                                    ----       ---
June 30, 1999..............................................     7.125     3.1875
September 30, 1999.........................................      6.25       1.25
December 31, 1999..........................................      6.25      2.875
March 31, 2000.............................................      8.25     5.0625

June 30, 2000..............................................       9.5     5.3125
September 30, 2000.........................................    12.375        7.5
December 31, 2000..........................................    11.875       4.25
March 31, 2001.............................................  7.140625       3.00

      As of March 31, 2001, Dr. James H. Simons, the Company's Chairman of the Board, subscribed for 3,500 shares of the Company's Series A 10% Convertible Preferred Stock ("Convertible Preferred Stock") in consideration for the payment of $3,500,000. No placement agent was used in connection with this transaction. Each share of the Convertible Preferred Stock has a stated value ("Stated Value") of $1,000.

      The Convertible Preferred Stock may be converted at any time at the election of the holder thereof. Each share of Convertible Preferred Stock is initially convertible into that number of shares of common stock as is determined by dividing the Stated Value by $5 (the "Conversion Price"). At the current time, the outstanding shares of Convertible Preferred Stock are convertible into 700,000 shares of common stock. Dr. Simons has agreed not to convert any shares of the Convertible Preferred Stock unless and until the Company's shareholders ratify the issuance of the Convertible Preferred Stock as more fully disclosed in the Company's 2001 Proxy Statement.

      If at any time while the Convertible Preferred Stock is outstanding the Company sells publicly or privately (i) shares of its common stock (other than any shares of common stock that may be issued pursuant to the Company's Restricted Stock Plan or any successor thereto or upon the exercise of any options issued to employees, directors or consultants theretofore or thereafter granted by the Company), (ii) securities convertible into shares of its common stock, or (iii) options or warrants (other than options issued to employees, directors or consultants) to purchase shares of its common stock or securities convertible into shares of its common stock at a sale, conversion or exercise price per share, as the case may be, less than the Conversion Price then in effect, the Conversion Price shall be reset to the sale, conversion or exercise price per share, as the case may be.

      The approximate number of holders of record of the common stock as of June 8, 2001 was 992.

      The Company has not declared cash dividends on the common stock and does not have any plans to pay any cash dividends on the common stock in the foreseeable future. The Board of Directors of the Company anticipates that any earnings that might be available to pay dividends on the common stock will be retained to finance the business of the Company and its subsidiaries.

ITEM 6. SELECTED FINANCIAL DATA

      The following tables should be read in conjunction with the consolidated financial statements of the Company and the notes thereto and the "Management's Discussion and Analysis of Financial Condition and Results of Operation" section appearing elsewhere herein.

                                                                        Year Ended March 31,
                                           --------------------------------------------------------------------------------
                                               2001            2000            1999             1998              1997
                                           ------------  ---------------  --------------  ----------------   --------------
STATEMENTS OF OPERATIONS DATA
Sales                                      $     79,966           97,078  $      104,435  $        100,747   $       89,097
Cost of Sales                                    45,568           61,223          81,209            56,866           46,074
                                           ------------  ---------------  --------------  ----------------   --------------

Gross Margin                                     34,398           35,855          23,226            43,881           43,023
                                           ------------  ---------------  --------------  ----------------   --------------

Expenses:
  Sales and marketing                            17,668           21,397          29,570            22,810           18,068
  Research and development                        3,973            4,215           5,740             5,537            5,472
  General and administrative                      9,752           11,746          20,283            12,912            8,534
                                             ----------  ---------------     -----------      ------------      -----------
      Total operating expenses                   31,393           37,358          55,593            41,259           32,074
                                           ------------  ---------------  --------------  ----------------   --------------

Operating Income (Loss)                           3,005           (1,503)        (32,367)            2,622           10,949

  Interest expense                               (1,712)          (3,086)         (3,554)           (3,385)            (775)
  Interest and investment income                    217              355             674             1,883              560
  Other, net                                       (596)          (1,162)           (656)             (590)               -
  Gain on Sale of REX                                -             8,072              -                 -                 -
                                             ----------  ---------------     -----------      ------------      -----------
Income (Loss) Before Income Taxes                   914            2,676         (35,903)              530           10,734
Income Tax  (Benefit) Provision                      -                -           (5,712)             (899)           4,079
                                           ------------  ---------------  --------------  ----------------   --------------

Net Income (Loss)                          $        914            2,676   $     (30,191)  $         1,429   $        6,655
                                           ============  ===============  ==============  ================   ==============

Net Income (Loss) Per Share:
  Basic                                    $       0.12             0.34  $      (3.81)   $           0.18   $         0.83
                                           ============  ===============  ==============  ================   ==============
  Diluted                                  $       0.11             0.34  $      (3.81)   $           0.18   $         0.82
                                           ============  ===============  ==============  ================   ==============

Weighted Average Shares:
  Basic                                           7,922            7,861           7,923             8,069            8,006
                                           ============  ===============  ==============  ================   ==============
  Diluted                                         8,217            7,931           7,923             8,156            8,123
                                           ============  ===============  ==============  ================   ==============

                                                                            At March 31,
                                           --------------------------------------------------------------------------------
                                              2001             2000           1999             1998              1997
                                           ------------  ---------------  --------------  ----------------   --------------
BALANCE SHEET DATA
Working Capital                            $     26,871   $       20,777  $        4,142  $         74,783   $       77,796
Total Assets                                     80,028           70,060         107,320           136,188          131,055
Long-term Liabilities                            13,947           11,690           1,541            45,089           44,518
Shareholders' Equity                             50,278           46,138          43,045            74,746           73,603

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Net income for the year ended March 31, 2001 was $.9 million, or $0.12 per share, compared with net income of $2.7 million, or $.34 per share, in the prior year. Results for the current year were negatively affected, in part, by a $2.6 million decrease in technology licensing revenue, a $5.4 million decline in sales of ROLODEX Electronics organizer products, and a $2.2 million decrease in sales of reference products in the United Kingdom.

      Net income for the year ended March 31, 2000 was $2.7 million, or $0.34 per share, compared with a loss of $30.2 million, or $3.81 per share, in the prior year. Net income for the year ended March 31, 2000 includes a gain of $8.1 million from the divestiture of the REX product line in September 1999. Results for the year were negatively affected by first quarter charges of $2.6 million for price protection and inventory writedowns in connection with the Company's sale of a third party product, the Rocket eBook, costs of $2.3 million involved with the transition to new upgraded product lines and a restructuring charge of $1.1 million which included severance related to a 15% reduction in personnel.

RESULTS OF OPERATIONS

The following table summarizes the Company's historical results of operations as a percentage of sales for fiscal 2001, 2000 and 1999:

                                                                                      Year Ended March 31,
                                                               -----------------------------------------------------------
                                                                        2001                 2000                1999
                                                                   ---------------    -----------------    ----------------
Sales:
     Domestic Sales.....................................                  $50,374           $64,075             $ 68,874
     International Sales................................                   29,592            33,003               35,561
                                                                   ---------------    -----------------    ----------------
     Total Sales........................................                  $79,966           $97,078             $104,435
                                                                   ===============    =================    ================

As a Percentage of Total Sales:
     Domestic Sales.....................................                  63.0%                 66.0%               65.9%
     International Sales................................                  37.0                  34.0                 34.1
                                                                   ---------------    -----------------    ----------------
     Sales..............................................                 100.0%                100.0%               100.0%
     Cost of Sales......................................                  57.0                  63.1                 77.8
     Gross Margin.......................................                  43.0                  36.9                 22.2

Expenses:
     Sales and marketing................................                  22.1                  22.0                 28.3
     Research and development...........................                   5.0                   4.3                  5.5
     General and administrative.........................                  12.2                  12.1                 19.4
                                                                   ---------------    -----------------    ----------------
          Total operating expenses......................                  39.3                  38.5                 53.2
                                                                   ---------------    -----------------    ----------------

Operating Income (Loss).................................                   3.8                  (1.5)               (31.0)

     Interest expense...................................                  (2.1)                 (3.2)                (3.4)
     Interest and investment income.....................                   0.3                   0.4                  0.6
     Other, net.........................................                  (0.7)                 (1.2)                (0.6)
     Gain on sale of REX................................                   --                    8.3                  --
                                                                   ---------------    -----------------    ----------------
Income (Loss) Before Income Taxes.......................                   1.1                   2.8                (34.4)
Income Tax (Benefit) Provision..........................                   --                    --                  (5.5)
                                                                   ---------------    -----------------    ----------------

Net Income (Loss).......................................                   1.1%                  2.8%               (28.9)%
                                                                   ===============    =================    ================

Year Ended March 31, 2001 Compared With Year ended March 31, 2000

      Sales for the year ended March 31, 2001 were $80 million compared with sales of $97.1 million in the prior year. During the year ended March 31, 2000 the Company sold its REX product line and discontinued its Rocket eBook product line, which accounted for sales of $6.1 million and $1.8 million, respectively, in the year ended March 31, 2000. The decrease in sales from the prior year is also attributable to a $2.6 million decrease in technology licensing revenue, a $5.4 million decline in sales of ROLODEX Electronics organizer products, a $2.2 million decrease in sales of reference products in the United Kingdom and a $.7 million decrease in sales by Voice Powered Technology International, Inc. ("VPTI"), the Company's 82% owned subsidiary. In addition, the continuing weakness in foreign currencies against the US dollar accounted for an approximately $3.0 million reduction in sales. These decreases were partially offset by $5.2 million of sales of the eBookMan product line which was introduced in the fiscal year ended March 31, 2001.

      Gross margin for the year ended March 31, 2001 was $34.4 million, or 43%, compared with $35.9 million, or 37% in the prior year. The primary reasons for the gross margin percentage increase for the year ended March 31, 2001 were the inclusion in the prior year of an inventory writedown and price protection of $2.6 million in connection with the discontinued Rocket eBook product line and the incurrence in the prior year of costs associated with the transition to new upgraded reference and ROLODEX Electronics product lines. In addition, during the year ended March 31, 2001, lower margin ROLODEX Electronic products represented 16% of sales compared with 19% of sales in the prior period.

      Total operating expenses decreased from $37.4 million in the year ended March 31, 2000 to $31.4 million in the year ended March 31, 2001. Sales and marketing expense decreased by $3.7 million, or 17%, to $17.7 million. The decrease in sales and marketing expense resulted primarily from a $1.4 million reduction in expenses that vary directly with sales such as commissions, allowances and freight, a $1 million reduction in expenses related to development of the Company's website, and lower personnel expenses of $.7 million.

      Research and development expense in the year ended March 31, 2001 decreased to $4.0 million from $4.2 million in the prior year as a $1.1 million increase in personnel costs and a $.5 million increase in outside development costs were offset by the capitalization of $3.0 million (including $2.2 of capitalized costs relating to the new eBookMan platform) of software development costs in the year needed March 31, 2001 compared with $1.5 million in the prior year.

      General and administrative expense decreased by $2 million, or 17%, to $9.7 million for the year ended March 31, 2001. The reduction in general and administrative expense was primarily due to a $.9 million decrease in amortization of deferred computer software and patents, a $.4 million decrease in accounts receivable provisions and a $.5 million reduction in expenses incurred by VPTI.

      Interest expense declined from $3.1 million in the year ended March 31, 2000 to $1.7 million for the year ended March 31, 2001 due to lower debt levels during the 2001 fiscal year. Other, net consists of transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the US dollar.

      Because of net operating loss carryforwards, income taxes have been offset by a reduction in the income tax valuation allowance. (See Note 12).

Year Ended March 31, 2000 Compared With Year ended March 31, 1999

      Sales for the year ended March 31, 2000 were $97.1 million compared with sales of $104.4 million in the prior year. During the year ended March 31, 2000 the Company sold its REX product line, which accounted for sales of $6.1 million and $15.7 million in the years ended March 31, 2000 and 1999 respectively. Excluding sales of the REX product from both years, sales increased approximately $2.2 million, or 2.5% over the prior year. That increase results from an increase of $4.6 million, or 33%, in sales of ROLODEX Electronics organizer products and sales of $1.8 million from the Rocket eBook which was introduced and discontinued in the fiscal year ended March 31, 2000.

      These increases were partially offset by sales decreases of $3.0 million, or 4%, in reference products and $1.2 million, or 56%, by VPTI.

      Gross margin for the year ended March 31, 2000 was $35.9 million, or 37%, compared with $23.2 million, or 22% in the prior year. Gross margin in the prior year was reduced by provisions for inventory obsolescence of $13.5 million. Excluding the effect of these provisions, fiscal 1999 gross margin was $36.1 million, or 35%.

      Total operating expenses decreased from $55.6 million in the twelve months ended March 31, 1999 to $37.4 million in the year ended March 31, 2000. Sales and marketing expense decreased by $8.2 million, or 28%, to $21.4 million. The decrease was primarily the result of lower advertising expenditures, which fell from $12.3 million in the 1999 fiscal year to $6.4 million in the 2000 fiscal year. The higher advertising expenditures in the prior year were primarily related to the support of the REX product line.

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

INFLATION AND CURRENCY TRANSACTIONS

      Inflation has had no significant effect on the operations of the Company for the three years ended March 31, 2001. However, competitive pressures and market conditions in the future may limit the Company's ability to increase prices to compensate for general inflation or increases in prices charged by suppliers.

      The Company's operating results may be affected by fluctuations in currency exchange rates. The Company did not enter into any hedge transactions during the year ended March 31, 2000. In the year ended March 31, 2001, the Company entered into several foreign exchange forward contracts with financial institutions to limit its exposure to currency fluctuation loss on sales made by its European subsidiaries.

SEASONALITY

      The Christmas selling season (October, November and December) and the "back to school" season (mid-August to mid-September) are the strongest selling periods for the Company's products. The timing of the publication of new books may also significantly affect revenues and cause quarterly revenues and earnings fluctuations.

      The following table sets forth unaudited net sales for each of the Company's last twelve fiscal quarters:

                                              Quarter Ended        Quarter Ended       Quarter Ended      Quarter Ended
                                                 June 30           September 30         December 31          March 31
                                                 -------           ------------         -----------          --------
                                                                        (dollars in thousands)
Fiscal 2001...........................            $17,052              $20,511             $22,434            $19,969
Fiscal 2000...........................             19,936               30,445              31,397             15,300
Fiscal 1999...........................             21,174               32,252              34,711             16,298


FUTURE INCOME TAX BENEFITS

      The Company has future income tax benefits of $9.2 million which can be utilized against future earnings. Further, as a result of the VPTI acquisition, the Company has additional future income tax benefits of $9.3 million which can be utilized against future earnings of VPTI. The Company has provided an income tax valuation allowance of $12.8 million against these tax assets. The remaining $5.7 million balance represents the amount that the Company believes that it can reasonably expect to utilize in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

      The Company had cash, cash equivalents and short-term investments of $2.8 million at March 31, 2001 compared with $6.9 million at March 31, 2000. The decrease of $4.1 million was primarily attributable to the Company's investment of approximately $18 million in its new eBookMan platform and the repayment of $2 million of principal of its Senior Notes, partially offset by cash of $12 million generated by its core business and $4.1 million of borrowings under its secured financing credit facility.

      As of March 31, 2001 the Company had a balance of $10.3 million outstanding under its Senior Notes. A principal payment of $2.0 million is due to the noteholders on March 31, 2002.

      As of March 31, 2001, Dr. James H. Simons, the Company's Chairman of the Board, subscribed for 3,500 shares of the Company's Series A 10% Convertible Preferred Stock ("Convertible Preferred Stock") in consideration for the payment of $3,500,000. No placement agent was used in connection with this transaction. Each share of the Convertible Preferred Stock has a stated value ("Stated Value") of $1,000.

      The Convertible Preferred Stock may be converted at any time at the election of the holder thereof. Each share of Convertible Preferred Stock is initially convertible into that number of shares of common stock as is determined by dividing the Stated Value by $5 (the "Conversion Price"). At the current time, the outstanding shares of Convertible Preferred Stock are convertible into 700,000 shares of common stock. Dr. Simons has agreed not to convert any shares of the Convertible Preferred Stock unless and until the Company's shareholders ratify the issuance of the Convertible Preferred Stock as more fully disclosed in the Company's 2001 Proxy Statement.

      If at any time while the Convertible Preferred Stock is outstanding the Company sells publicly or privately (i) shares of its common stock (other than any shares of common stock that may be issued pursuant to the Company's Restricted Stock Plan or any successor thereto or upon the exercise of any options theretofore or thereafter granted by the Company to employees, directors or consultants), (ii) securities convertible into shares of its common stock, or
(iii) options or warrants (other than options issued to employees, directors or consultants) to purchase shares of its common stock or securities convertible into shares of its common stock at a sale, conversion or exercise price per share, as the case may be, less than the Conversion Price then in effect, the Conversion Price shall be reset to the sale, conversion or exercise price per share, as the case may be.

      In December 1999, the Company entered into a $25 million secured financing facility which expires on December 7, 2002. Borrowings under the facility bear interest at the bank's prime rate plus 3/8% and are subject to certain financial covenants and restrictions on indebtedness, dividend payments, business combinations, and other related items. As of March 31 2001, the Company had $4.1 million of borrowings under this facility.

      Management believes that cash flow from operations and the secured financing facility will be adequate to provide for the Company's liquidity and capital needs for the foreseeable future.

      The Company has no material commitments for capital expenditures in the next twenty-four months.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          FRANKLIN ELECTRONIC PUBLISHERS, INCPORORATED AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
INDEPENDENT AUDITOR'S REPORT..................................................22
CONSOLIDATED STATEMENTS OF OPERATIONS
  Years ended March 31, 2001, 2000 and 1999...................................23
CONSOLIDATED BALANCE SHEETS
  March 31, 2001 and 2000.....................................................24
CONSOLIDATED STATEMENTS OF CASH FLOWS
  Years ended March 31, 2001, 2000 and 1999...................................25
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
  Years ended March 31, 2001, 2000 and 1999...................................26
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Years ended March 31, 2001, 2000 and 1999...................................27

                          INDEPENDENT AUDITORS' REPORT

Shareholders and Directors of
Franklin Electronic Publishers, Incorporated
Burlington, New Jersey 08016

      We have audited the accompanying balance sheets of Franklin Electronic Publishers, Incorporated and subsidiaries as of March 31, 2001 and March 31, 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklin Electronic Publishers, Incorporated and subsidiaries as of March 31, 2001 and March 31, 2000, and the results of its operations and cash flows for each of the three years ended March 31, 2001 in conformity with accounting principles generally accepted in the United States.


                                       RADIN, GLASS & CO., LLP
                                       Certified Public Accountants

New York, New York
May 15, 2001

                  FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except for per share data)

                                              Year Ended March 31,
                                     -----------------------------------
                                       2001         2000          1999
                                     --------     --------     ---------

SALES                                $ 79,966     $ 97,078     $ 104,435
COST OF SALES                          45,568       61,223        81,209
                                     --------     --------     ---------

GROSS MARGIN                           34,398       35,855        23,226
                                     --------     --------     ---------

EXPENSES:
   Sales and marketing                 17,668       21,397        29,570
   Research and development             3,973        4,215         5,740
   General and administrative           9,752       11,746        20,283
                                     --------     --------     ---------
      Total operating expenses         31,393       37,358        55,593
                                     --------     --------     ---------

OPERATING INCOME (LOSS)                 3,005       (1,503)      (32,367)

   Interest expense                    (1,712)      (3,086)       (3,554)
   Interest and investment income         355          674           217
   Other, net                            (596)      (1,162)         (656)
   Gain on Sale of REX                     --        8,072            --
                                     --------     --------     ---------
INCOME (LOSS) BEFORE INCOME TAXES         914        2,676       (35,903)
INCOME TAX  (BENEFIT) PROVISION            --           --        (5,712)
                                     --------     --------     ---------
NET INCOME (LOSS)                    $    914     $  2,676     $ (30,191)
                                     ========     ========     =========
NET INCOME (LOSS) PER SHARE:
   Basic                             $   0.12     $   0.34     $   (3.81)
                                     ========     ========     =========
   Diluted                           $   0.11     $   0.34     $   (3.81)
                                     ========     ========     =========
WEIGHTED AVERAGE SHARES:
   Basic                                7,922        7,861         7,923
                                     ========     ========     =========
   Diluted                              8,217        7,931         7,923
                                     ========     ========     =========


                See notes to consolidated financial statements.

                  FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                                         March 31,
                                                                                                   ---------------------
                                                                                                     2001         2000
                                                                                                   --------     --------
                                             ASSETS
CURRENT ASSETS:
                 Cash and cash equivalents (Note 3)                                                $  2,835     $  6,899
                 Accounts receivable, less allowance for doubtful accounts of $1,161 and $850        12,094       10,889
                 Preferred stock subscriptions receivable                                             3,500           --
                 Inventories (Note 4)                                                                20,879       13,735
                 Income tax receivable                                                                  568          568
                 Prepaids and other assets                                                            2,798          918
                                                                                                   --------     --------
                 TOTAL CURRENT ASSETS                                                                42,674       33,009
                                                                                                   --------     --------

PROPERTY AND EQUIPMENT (Note 5)                                                                       7,651        7,797
                                                                                                   --------     --------

OTHER ASSETS:

                 Deferred income tax asset (Note 13)                                                  5,700        5,700
                 Trademark, less accumulated amortization of $1,749 and $1,360 (Note 9)              13,798       14,187
                 Advance royalties and licenses                                                       1,341        1,266
                 Software development costs                                                           5,878        4,482
                 Other assets                                                                         2,986        3,619
                                                                                                   --------     --------
                 TOTAL OTHER ASSETS                                                                  29,703       29,254
                                                                                                   --------     --------

                 TOTAL ASSETS                                                                      $ 80,028     $ 70,060
                                                                                                   ========     ========

                              LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
                 Accounts payable and accrued expenses (Note 6)                                    $ 13,647     $ 10,076
                 Notes payable (Note 7)                                                               2,000        2,000
                 Current portion of long-term liabilities - Other                                       156          156
                                                                                                   --------     --------
                 TOTAL CURRENT LIABILITIES                                                           15,803       12,232
                                                                                                   --------     --------

LONG-TERM LIABILITIES (Note 7):
                 Notes payable                                                                        8,329       10,150
                 Revolving credit facility                                                            4,064           --
                 Other liabilities                                                                    1,554        1,540
                                                                                                   --------     --------
                 TOTAL LONG-TERM LIABILITIES                                                         13,947       11,690
                                                                                                   --------     --------

SHAREHOLDERS' EQUITY (Note 11):
                 Preferred stock, $2.50 par value, authorized 10,000,000 shares, none issued or         --            --
                 outstanding
               - Preferred stock subscribed                                                           3,500           --
                 Common stock, no par value, authorized 50,000,000 shares, issued and                49,658       49,138
                 outstanding, 7,952,882 and 7,914,940 shares
                 Retained earnings (deficit)                                                         (1,352)      (2,266)
                 Foreign currency translation adjustment (Note 12)                                   (1,528)        (734)
                                                                                                                --------
                 TOTAL SHAREHOLDERS' EQUITY                                                          50,278       46,138
                                                                                                   --------     --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                         $ 80,028     $ 70,060
                                                                                                   ========     ========

                See notes to consolidated financial statements.

                  FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOW
                                 (in thousands)

                                                                                                 Year Ended March 31,
                                                                                          ----------------------------------
                                                                                            2001         2000         1999
                                                                                          --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                                                         $    914     $  2,676     $(30,191)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
TO NET CASH PROVIDED BY OPERATING ACTIVITIES
                 Depreciation and amortization                                               5,228        6,092        5,704
                 Non-cash interest expense                                                     180          150           --
                 Provision for losses on accounts receivable                                   201          739        2,481
                 Provision for inventory revaluation                                            --        2,350       13,490
                 Write-down of carrying value of royalties & other assets                                    --        6,159
                 Loss on disposal of property and equipment                                      5           60          299
                 Stock issued for services                                                     255           75          306
                 Gain on sale of REX                                                            --       (8,072)          --
                 Deferred income taxes                                                          --           --       (1,280)
                 Source (use) of cash from change in operating assets and liabilities:
                  Accounts receivable                                                       (1,407)       5,597       (3,138)
                  Inventories                                                               (7,145)       3,074       (2,731)
                  Prepaids and other assets                                                 (1,806)       4,694       (1,439)
                  Accounts payable and accrued expenses                                      3,572       (8,012)       3,184
                 Other, net                                                                     (4)         678          (45)
                                                                                          --------     --------     --------
                 NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                            (7)      10,101       (7,201)

CASH FLOWS FROM INVESTING ACTIVITIES:
                 Purchase of property and equipment                                         (1,735)      (1,203)      (1,458)
                 Proceeds from sale of property and equipment                                   --           33          107
                 Software development costs                                                 (3,052)      (1,500)      (1,925)
                 Proceeds from sale of REX line                                                 --       12,619           --
                 Investments in limited partnerships                                            --           --       (6,000)
                 Redemption of investments in limited partnerships                              --        6,045           --
                 Change in other assets                                                       (798)        (842)      (2,360)
                                                                                          --------     --------     --------
                 NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                        (5,585)      15,152      (11,636)

CASH FLOWS FROM FINANCING ACTIVITIES:
                 Principal payments of mortgage                                                 --       (3,479)        (284)
                 Principal payments of Senior Notes                                         (2,000)     (28,000)          --
                 Proceeds from revolving credit facility                                     4,064
                 Proceeds from issuance of common shares                                       244          154          274
                 Purchase of common shares                                                      --           --       (2,332)
                 Other liabilities                                                              14           38          (69)
                                                                                          --------     --------     --------
                 NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                         2,322      (31,287)      (2,411)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                       (794)          63          195
                                                                                          --------     --------     --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            (4,064)      (5,971)     (21,053)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             6,899       12,870       33,923
                                                                                          --------     --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $  2,835     $  6,899     $ 12,870
                                                                                          ========     ========     ========

SUPPLEMENTAL DATA:
                 Cash paid during the year:
                  Income taxes                                                            $     20     $ (3,077)    $ (2,100)
                  Interest                                                                $  1,532     $  2,674     $  3,429

                See notes to consolidated financial statements.

                  FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      (in thousands, except for share data)

                                                                                                   Accumulated
                                          Common Stock         Preferred Stock                       Other         Total
                                     ---------------------   -------------------       Retained  Comprehensive Shareholders'
                                     Shares         Amount   Shares       Amount       Earnings      Income*       Equity
                                     ------         ------   ------       ------       --------      -------       ------
BALANCE - MARCH 31, 1998             8,072,026     $ 50,489                          $ 25,249     $   (992)    $ 74,746
 Issuance of common shares under
 employee stock option plan             29,877          274                                --           --          274
 Issuance of shares and
 amortization of deferred                5,052           47                                                          47
 compensation expense for shares
 issued for services (unearned
 portion $8)                                                                               --           --           47
 Value of stock options granted                         306                                --           --          306
 Purchase and retirement of
 common shares.                       (274,000)      (2,332)                               --           --       (2,332)
 Loss for the period                        --           --                           (30,191)          --      (30,191)
 Foreign currency translation
 adjustment                                 --           --                                --          195          195
                                    ----------     --------     -----    --------    --------     --------     --------
BALANCE - MARCH 31, 1999
                                     7,832,955       48,784        --          --      (4,942)        (797)      43,045
                                    ==========     ========     =====    ========    ========     ========     ========
 Issuance of common shares under
 employee stock option plan             40,259          153                                --           --          153
 Issuance of shares and
 amortization of deferred
 compensation expense for shares
 issued for services (unearned
 portion $47)                           19,250           16                                --           --           16
 Value of stock options granted             --           75                                --           --           75
 Shares issued under banked
 vacation stock plan                    22,476          110                                --           --          110
 Income for the period                      --           --                             2,676           --        2,676
 Foreign currency translation
 adjustment                                 --           --                                --           63           63
                                    ----------     --------     -----    --------    --------     --------     --------
BALANCE - MARCH 31, 2000
                                     7,914,940       49,138        --          --      (2,266)        (734)      46,138
                                    ==========     ========     =====    ========    ========     ========     ========
 Issuance of common shares under
 employee stock option plan             37,942          244                                --           --          244
 Issuance of shares and
 amortization of deferred                   --           21                                --           --           21
 compensation expense for shares
 issued for services (unearned
 portion $26)
 Value of stock options granted             --          255                                --           --          255
 Preferred stock subscribed                                     3,500       3,500                                 3.500
 Income for the period                      --           --                               914           --          914
 Foreign currency translation
 adjustment                                 --           --                                --         (794)        (794)
                                    ----------     --------     -----    --------    --------     --------     --------
BALANCE - MARCH 31, 2001             7,952,882     $ 49,658     3,500    $  3,500    $ (1,352)    $ (1,528)    $ 50,278
                                    ==========     ========     =====    ========    ========     ========     ========


* Comprehensive income, i.e., net income (loss), plus, or less, other comprehensive income, totaled $120 in 2001, $2,739 in 2000, and $(29,996) in 1999.


                See notes to consolidated financial statements.

          FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)

1. LINE OF BUSINESS

      Franklin Electronic Publishers, Incorporated and its wholly-owned subsidiaries (the "Company") design, develop, publish, and distribute handheld electronic information products, such as electronic books (sometimes known as eBooks), organizer products and related software. Other activities represent less than 10% of sales, operating income and identifiable assets.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

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

Inventories

      Inventories are valued at the lower of cost or market determined by the first-in, first-out method of accounting.

Property and Equipment

      Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to five years for furniture, equipment, tooling and computer software purchased and 40 years for building and improvements.

      Leasehold improvements are amortized over the term of the lease or the estimated life of the improvement, whichever is shorter. When assets are sold or retired, their cost and related accumulated depreciation are removed from the appropriate accounts. Any gains or losses on dispositions are recorded in current operations. Maintenance and minor repairs are charged to operations as incurred.

Trademark and Goodwill

      Trademark and Goodwill are recorded at cost. The ROLODEX Electronics trademark is being amortized over a 40-year period. Goodwill of purchased businesses is being amortized over a 10 to 30-year period.

          FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued

Right of Return and Refurbishing Costs

      The Company provides an allowance for estimated returns on sales in accordance with Statement of Financial Accounting Standard (SFAS) No. 48, "Revenue Recognition when Right of Return Exists." The Company's sales are made with the right of exchange for defective products within one year from the original retail purchase. The Company provides for the cost of refurbishing such products.

Price Protection

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

Software Development Costs

      The capitalization of such costs and the related amortization is in accordance with SFAS No. 86. "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Software costs, which are capitalized after technological feasibility is established, totaled $3,052, $1,500 and $1,925 for the fiscal years ended March 31, 2001, 2000, and 1999, respectively.

      Amortization included in the accompanying Consolidated Statement of Operations for fiscal years ended March 31, 2001, 2000, and 1999, was $2,025, $1,989 and $1,947, respectively.

Advertising Costs

      Advertising costs are expensed as incurred except for direct response advertising, the costs of which are deferred and amortized over the period the related sales are recorded.

Fair Value of Financial Instruments

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

          FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued

      As of March 31, 2001 the Company had three outstanding foreign exchange contracts entered into with financial institutions to limit its exposure to loss, resulting from fluctuations in the value of the Euro. The market value of these contracts was $74 on March 31, 2001 and a gain for the same amount was included in net income for the period. The duration of these contracts does not exceed one year. As of March 31, 2000 the Company had no outstanding foreign exchange contracts.

Accounting for Long-Lived Assets

      In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company reviews long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. At March 31, 2001, the Company believes that there has been no impairment of its long-lived assets.

Income Taxes

      The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, "Accounting for Income Taxes". Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates in effect in the years in which the differences are expected to reverse.

Earnings (Loss) Per Share

      In accordance with SFAS No. 128, "Earnings per Share," earnings per common share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. The earnings per common share, assuming dilution, computation gives effect to all dilutive potential common shares during the period. The computation assumes that the outstanding stock options and warrants were exercised and that the proceeds were used to purchase common shares of the Company.

Stock Based Compensation:

      The Company accounts for stock transactions in accordance with APB Opinion No. 25, "Accounting For Stock Issued To Employees." Accordingly, no compensation is recorded on the issuance of employee stock options at fair market value.

Reclassifications

      Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

          FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

3. CASH AND CASH EQUIVALENTS

      The Company classifies as cash equivalents highly liquid investments with maturities of less than ninety days totaling $2,133 and $5,472 at March 31, 2001 and 2000, respectively.

4. INVENTORIES

      Inventories consist of the following:

                                                                                       March 31,
                                                                         --------------------------------------
                                                                               2001                 2000
                                                                         -----------------    -----------------
Finished products                                                            $16,033               $10,432
Component parts                                                                4,846                 3,303
                                                                         -----------------    -----------------
                                                                             $20,879               $13,735
                                                                         =================    =================

5. PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                                                                       March 31,
                                                                         --------------------------------------
                                                                              2001                  2000
                                                                         ----------------     -----------------
Land                                                                          $   843             $    843
Building and improvements                                                       5,599                5,661
Furniture and equipment                                                         7,040                6,472
Tooling                                                                         5,766                5,352
Computer software purchased                                                     2,366                2,249
                                                                         ----------------     -----------------
                                                                               21,614               20,577
Accumulated depreciation and amortization                                      13,963               12,780
                                                                         ----------------     -----------------
                                                                              $ 7,651             $  7,797
                                                                         ================     =================

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses consist of the following:

                                                                                       March 31,
                                                                         --------------------------------------
                                                                               2001                 2000
                                                                         -----------------    -----------------
Trade accounts payable                                                         $ 7,125               $  4,330
Accrued payroll, bonus, payroll benefits and taxes                               1,811                  1,866
Accrued restructuring costs                                                         37                    143
Accrued sales allowances                                                         1,553                  1,797
Accrued royalties                                                                  555                    536
Accrued expenses - other                                                         2,566                  1,404
                                                                         -----------------    -----------------
                                                                               $13,647                $10,076
                                                                         =================    =================

          FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

7. LONG-TERM LIABILITIES

      Long-term liabilities consist of the following:

                                                                                       March 31,
                                                                         --------------------------------------
                                                                               2001                 2000
                                                                         -----------------    -----------------
    Senior Notes payable                                                          $10,329              $12,150
    Revolving credit facility                                                       4,064                   --
    Other                                                                           1,710                1,696
                                                                         -----------------    -----------------
                                                                                   16,103               13,846
    Less current portion                                                            2,156                2,156
                                                                         -----------------    -----------------
                                                                                  $13,947              $11,690
                                                                         =================    =================

      During the year ended March 31, 1997, the Company sold $40,000 of 10-year promissory notes (the "Senior Notes") to institutional investors. The Senior Note agreement contains normal financial covenants, including a restriction on dividends and other restricted payments, subject to adjustments for earnings and sales of common stock. The Senior Note agreement also contains a prepayment penalty and a provision for repurchase should there be a change of control.

      Because of a default in certain of the financial covenants, the Senior Note agreement was restructured in December 1999 to allow the Company to continue to operate under the agreement without default. Under the amended agreement, the Senior Notes carry an interest rate of 11% per annum and additional interest (the payment in kind portion) at a rate of 1.5% per annum payable in cash, or in lieu of cash and at the Company's option, through the issuance of additional notes. Principal payments of $2,000 and $28,000 were made on the Senior Notes during the years ended March 31, 2001 and 2000, respectively. As of March 31, 2001 the outstanding balance was $10,329, which includes $329 of additional notes issued in lieu of cash for a portion of the interest due under the amended agreement. Principal payments of $2,000 are due on March 31 of each of the years 2002 through 2005 with the balance of $2,329 due March 31, 2006.

      During the year ended March 31, 1997, the Company obtained a $4,260 mortgage on its facility in Burlington, New Jersey. The entire balance of this mortgage was repaid during the year ended March 31, 2000.

      In December 1999, the Company entered into a $25,000 secured financing facility which expires on December 7, 2002. Borrowings under the facility bear interest at the bank's prime rate (8% at March 31, 2001) plus 3/8% and are subject to certain financial covenants and restrictions on indebtedness, dividend payments, business combinations, and other related items. As of March 31, 2001 no amounts were available for paying dividends. Borrowings are collateralized by substantially all assets of the Company. As of March 31 2001 the Company had an outstanding balance of $4,064 under the facility and is in compliance with all covenants.

      The maturities of long-term liabilities for the five years after March 31, 2001 are as follows:

                             Years Ending March 31,
---------------------------------------------------------------------------------
2002                $2,159                                2005            $2,119
2003                $2,128                                2006            $2,448
2004                $2,119

          FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

8. ADVERTISING AND MEDIA COSTS

      Advertising costs for the years ended March 31, 2001, 2000 and 1999 were $5,725, $6,412 and $12,256, respectively. Deferrals of direct response advertising were not material.

9. COMMITMENTS

Lease Commitments

      Rent expense under all operating leases was $866, $1,111 and $1,180 for the years ended March 31, 2001, 2000 and 1999, respectively. The future minimum rental payments to be made under non-cancellable operating leases, principally for facilities, as of March 31, 2001 were as follows:

                             Years Ending March 31,
--------------------------------------------------------------------------------
2002                $530                                  2005              $179
2003                $371                                  2006              $177
2004                $231

Royalty Agreements

      The Company acquires the rights to reference works and databases from various publishers and technology companies under renewable contracts of varying terms. Royalties and license fees are based on a per unit charge or as a percentage of revenue from products utilizing such databases or software licenses.

Litigation

      The Company is subject to litigation from time to time arising in the ordinary course of its business. The Company does not believe that any such litigation is likely, individually or in the aggregate, to have a material adverse effect on the financial condition of the Company.

10. SHAREHOLDERS' EQUITY

Restricted Stock Plan and Unearned Portion of Common Stock Issued for Services

      The Company maintains a Restricted Stock Plan which provides for the grant of shares of common stock for services. The shares are subject to a restriction on transfer which requires the holder to remain employed by the Company for up to three years in order to receive the shares. As of March 31, 2001, under the Plan, 5,050 shares of common stock were available for distribution by the Board of Directors.

Employee Stock Options

      Under the 1998 Plan, 1,500,000 shares of common stock have been reserved for issuance. The Plan authorizes the Company to grant options to purchase shares of common stock to key employees, consultants and outside directors of the Company.

          FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

10. SHAREHOLDERS' EQUITY-Continued

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

      Under the terms of the Plan, an employee may deliver shares of common stock as payment for options being exercised. The shares are valued at the closing price on the date of exercise.

      During the year ended March 31, 2001 the company granted 74,500 options to persons performing consulting services for the company. The options were valued at a total of $437 using the Black-Scholes option-pricing model with the expense being amortized over the vesting period of the options. The current year's results of operations include $224 of expense related to these options.

      During the year ended March 31, 1999, the Company granted the former President of the Company 35,000 options at a price less than the market price of the common stock on the grant date. These options are included in the computation of weighted-average fair value of stock options granted during the year ended March 31, 1999. The Company has also recorded the excess of market price over option price of $306 at date of grant as compensation expense for the year ended March 31, 1999.

Accounting for Employee Stock Options

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

      For disclosure purposes, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock options granted during the years ended March 31, 2001, 2000, and 1999, respectively: annual dividends of $0.00 for all years, expected volatility of 110.8%, 116.0% and 55.0%, risk-free interest rate of 5.8%, 5.8% and 5.6% and expected life of five years for all grants. The number of shares granted, the weighted-average exercise price and weighted average fair value of the stock options granted during the years ended March 31, 2001, 2000, and 1999 was as follows:

                                                          Number of
                                                            Shares          Weighted-Average    Weighted-Average
                                                           Granted           Exercise Price        Fair Value
                                                       ----------------------------------------------------------
Year ended March 31, 1999:
  Exercise price equals market value                             681,000                $10.24              $5.08
  Exercise price less than market value                           35,000                 $3.50              $9.91
                                                       -----------------   -------------------  -----------------
                                                                 716,000                 $9.91              $5.32
                                                       =================   ===================  =================

          FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

10. SHAREHOLDERS' EQUITY-Continued

Year ended March 31, 2000:
     Exercise price equals market value                          217,000                 $5.71              $4.75
     Exercise price greater than market value                    489,000                 $4.00              $2.38
     Exercise price less than market value                        27,000                 $5.69              $4.95
                                                       -----------------   -------------------  -----------------
                                                                 733,000                 $4.57              $3.17
                                                       =================   ===================  =================

Year ended March 31, 2001:
     Exercise price equals market value                          554,354                 $7.35              $6.07
     Exercise price greater than market value                     84,000                 $8.50              $4.26
     Exercise price less than market value                        25,000                 $6.81              $8.70
                                                       -----------------   -------------------  -----------------
                                                                 663,354                 $7.47              $5.94
                                                       =================   ===================  =================

      If the Company recognized compensation cost for the employee stock option plan in accordance with SFAS No. 123, the Company's pro-forma net income (loss) and earnings (loss) per share would have been $(0.2) million and $(0.02) in 2001, $1.5 million and $0.19 in 2000, and $(32.0) million and $(4.06) in 1999.
The SFAS No. 123 method of accounting does not apply to options granted prior to March 31, 1995 and, accordingly, the resulting pro-forma compensation cost may not be representative of that to be expected in future years.

      The following table summarizes the changes in options outstanding and the related price ranges for shares of common stock:

                                                                                          Stock Options
                                                                          -----------------------------------------------
                                                                                 Shares              Weighted Average
                                                                                                      Exercise Price
                                                                          ---------------------    ----------------------
     Outstanding at March 31, 1998                                                   1,014,474                     13.21
         Granted                                                                       716,000                      9.89
         Exercised                                                                    (29,877)                      9.19
         Expired or cancelled                                                        (110,867)                     13.40
                                                                          ---------------------
     Outstanding at March 31, 1999                                                   1,589,730                     15.13
         Granted                                                                       733,000                      4.57
         Exercised                                                                    (40,259)                      3.81
         Expired or cancelled                                                        (553,763)                     20.24
                                                                          ---------------------
     Outstanding at March 31, 2000                                                   1,728,708                      9.28
         Granted                                                                       663,354                      7.47
         Exercised                                                                    (37,942)                      7.08
         Expired or cancelled                                                        (227,275)                     10.74
                                                                          ---------------------
     Outstanding at March 31, 2001                                                   2,126,845                      8.60
                                                                          =====================

          FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

10. SHAREHOLDERS' EQUITY-Continued

      The following table summarizes information about stock options outstanding at March 31, 2001:

                                              Options Outstanding                                  Options Exercisable
                           -----------------------------------------------------------      -----------------------------------
                                               Weighted Average           Weighted                                Weighted
  Range of Exercise            Number              Remaining              Average              Number              Average
        Prices              Outstanding        Contractual Life        Exercise Price       Exercisable        Exercise Price
-----------------------    ---------------    --------------------    -----------------    ---------------     ----------------
$     3.00 - $4.00                424,000            7.95                  $ 3.98                 119,000          $  3.92
      4.75 - 7.00                 347,415            7.85                    5.76                  94,277             5.97
      7.50 - 8.50                 557,950            8.88                    7.69                 134,500             7.74
      8.75 - 11.81                372,015            5.60                   10.10                 292,999            10.30
     12.25 - 31.63                425,465            3.36                   15.40                 425,465            15.40
                           ---------------                                                 ---------------
$  3.00 -$31.63                 2,126,845                                                       1,066,241
                           ===============                                                 ===============

      Options exercisable and the weighted average exercise price at March 31, 2000 and March 31, 1999 were 927,042 options and $12.44, and 723,691 options and $13.15, respectively.

      Effective March 31, 2001 the Chairman of Franklin's Board of Directors, Dr. James H. Simons, subscribed for 3500 shares of the Company's Series A 10% Convertible Preferred Stock in consideration for the payment of $3,500. The preferred shares are convertible into common stock at a conversion price of $5.00 per share and bear interest at the rate of 10% per year, payable in additional shares of the Convertible Preferred Stock every six months. Payment for the subscribed shares was received by the Company in April 2001.

11. FREIGHT BILLED

      The Company adopted EITF 00-10, "Accounting for Shipping and Handling Fees and Costs," in the fourth quarter of fiscal 2001 and has restated all comparative prior period financial statements. Under its provisions, amounts billed to a customer in a sale transaction related to shipping and handling represent revenue earned for the goods provided and should be classified as sales revenue. Shipping and handling charges billed to customers are now recorded as part of total revenue. Previously, all shipping and handling revenue was netted within sales and marketing expense. The amounts reclassified for shipping and handling revenue totaled $567, $656 and $642 for fiscal years ended March 31, 2001, 2000 and 1999, respectively. The reclassification has no impact on net income, but does have an impact on revenue, gross margin and sales and marketing expense. Shipping and handling costs continue to be classified as part of sales and marketing expense and were $1,528, $1,584 and $1,573 for fiscal years ended March 31, 2001, 2000 and 1999, respectively.

          FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

12. INCOME TAXES

      The components of the net deferred income tax asset are the following:

                                                                                       March 31,
                                                                         --------------------------------------
                                                                               2001                 2000
                                                                         -----------------    -----------------
    US loss carryforward - Franklin                                               $ 7,385              $ 8,150
    US loss carryforward - VPTI                                                     9,284                9,284
    Foreign loss carryforward                                                         217                  237
    Inventory valuation allowances                                                  2,570                1,050
    Other items (taxable) deductible in future years - net                          (924)                  172
                                                                         -----------------    -----------------
                                                                                   18,532               18,893
    Deferred income tax valuation allowance                                        12,832               13,193
                                                                         -----------------    -----------------
                                                                                  $ 5,700              $ 5,700
                                                                         =================    =================

      Deferred income taxes result from temporary differences between income tax and financial reporting computed at the effective income tax rate. A valuation allowance has been provided to reduce the deferred income tax asset to the amount which is expected more likely than not to be realized.

      The loss carryforward of Voice Powered Technology International, Inc. ("VPTI") can be offset against future taxable income of VPTI and of Franklin under certain circumstances. The deferred asset relating to VPTI's loss carryforward has been offset by a valuation allowance.

      The income tax provision (credit) consists of the following:

                                                                         Year Ended March 31,
                                                      -----------------------------------------------------------
                                                            2001                 2000                 1999
                                                      -----------------    -----------------    -----------------
Current
    Federal                                                         --                   --             $(3,383)
    State                                                           --                   --                   --
    Foreign                                                         --                   --                   --
                                                      -----------------    -----------------    -----------------
                                                                    --                   --              (3,383)
                                                      -----------------    -----------------    -----------------
Deferred
    Federal                                                         --                   --              (2,171)
    State                                                           --                   --                (158)
    Foreign                                                         --                   --                   --
                                                      -----------------    -----------------    -----------------
                                                                    --                   --              (2,329)
                                                      -----------------    -----------------    -----------------
Provision (benefit) for income taxes                                --                   --             $(5,712)
                                                      =================    =================    =================

      The reconciliation of income taxes shown in the financial statements and amounts computed by applying the Federal income tax rate of 35% for the years ended March 31, 2001, 2000 and 1999 is as follows:

          FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

12. INCOME TAXES -Continued

                                                                         Year Ended March 31,
                                                      -----------------------------------------------------------
                                                            2001                 2000                 1999
                                                      -----------------    -----------------    -----------------
Income before income taxes                                       $ 914              $ 2,676            $(35,903)
                                                      =================    =================    =================
Computed expected tax                                              320                  936             (12,566)
Effect of non-deductible expenses                                   41                   --                   --
Reversals of income tax accruals                                    --                   --                   --
State tax provision                                                 --                   --                   --
Change in valuation allowance                                    (361)                  936                6,854
                                                      -----------------    -----------------    -----------------
Provision (benefit) for income taxes                                --                   --             $(5,712)
                                                      =================    =================    =================

      Effective April 1, 1997, the Company filed elections with the Internal Revenue Service to treat most of its foreign subsidiaries as divisions of the parent for U.S. income tax reporting.

      The loss carry forwards and expiration dates are the following:

                                                                             Amounts          Expiration Dates
                                                                         -----------------    -----------------
    Franklin - US                                                                $ 20,200                 2019
    VPTI                                                                         $ 26,500              to 2012
    Foreign                                                                      $    900              to 2010

13. OPERATIONS

      Under SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," the Company's operations are treated as one operating segment, as it only reports profit and loss information on an aggregate basis to the chief operating decision maker of the Company. Information about the Company's product sales and major customers are as follows:

                                                                                  March 31,
                                                          ----------------------------------------------------------
Product Sales                                                  2001                 2000                 1999
-----------------------------------------------------     ----------------     ----------------    -----------------
    Reference (including licensing)                               $61,460              $69,858              $72,806
    ROLODEX Electronics                                            13,062               18,348               13,778
    EbookMan                                                        5,209                   --                   --
    REX                                                                --                6,143               15,673
    Rocket eBook                                                       --                1,764                   --
    Other                                                             235                  965                2,178
-----------------------------------------------------     ----------------     ----------------    -----------------
    Total Sales                                                   $79,966              $97,078             $104,435
=====================================================     ================     ================    =================

          FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

13. OPERATIONS - Continued

Approximate foreign sources of revenues including export sales were as follows:

                                                                                  March 31,
                                                          ----------------------------------------------------------
Product Sales                                                  2001                 2000                 1999
-----------------------------------------------------     ----------------     ----------------    -----------------
    Europe                                                        $21,702              $26,247              $27,767
    Other International                                             7,890                6,756                7,778

      For the fiscal years ended March 31, 2001, 2000 and 1999, no customer accounted for more than 10% of the Company's revenues.

      For the fiscal year ended March 31, 2001, three suppliers accounted for more than 10% of the Company's purchases of its inventory. The three suppliers individually accounted for 16.7%, 15.6% and 10.0% of inventory purchases.

Sale of Rex Product Line

      In September 1999 the Company sold its REX product line for $13,250 and the assumption of related liabilities. The Company realized a gain of $8,072 on the sale. The assets sold consisted primarily of inventory with a carrying value of approximately $5,000 and the Company's trademarks, copyrights, contract rights and other assets used in connection with the REX business.

Restructuring Costs

      During the year ended March 31, 2000, severance and other employee costs relating to the change in management and costs of office closures approximating $3,000 were charged to accrued restructuring costs.

14. WEB SITE DEVELOPMENT COSTS

      In accordance with EITF 00-2, "Accounting for Web Site Development Costs" the Company has expensed all of its web site development costs. No web site development costs were incurred during the years ended March 31, 2001 and 2000, which would be capitalized under EITF 00-2. Any web site development costs incurred during the year ended March 31, 1999, which might have been capitalizable, have been charged to expense based on the restructuring that occurred at the end of that fiscal year.

15. RECENT ACCOUNTING PRONOUNCEMENTS

      In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which did not have a material impact on the Company's financial statements.

          FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

16. SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                               Quarter Ended
                                                  ------------------------------------------------------------------------
                                                     June 30          September 30       December 31          March 31
                                                  ---------------    ---------------    ---------------     --------------
Fiscal 2001
Net sales                                                $17,052            $20,511            $22,434            $19,969
Gross margin                                               7,460              8,812              9,639              8,487
Net income (loss)                                            433                208                524              (251)
Net income (loss) per share:
     Earnings per common share                              0.05               0.03               0.07             (0.03)
     Earnings per common share - assuming
     dilution                                               0.05               0.02               0.06             (0.03)

Fiscal 2000
Net sales                                                $19,936            $30,445            $31,397            $15,300
Gross margin                                               4,893             10,759             12,214              7,989
Net income (loss)                                    A.  (8,607)          B.  9,748              2,060              (525)
Net income (loss) per share:
     Earnings per common share                            (1.10)               1.24               0.26             (0.07)
     Earnings per common share - assuming
     dilution                                             (1.10)               1.24               0.26             (0.07)

Fiscal 1999
Net sales                                                $21,174            $32,252            $34,711            $16,298
Gross margin                                               9,557             12,040              3,986            (2,357)
Net income (loss)                                          (684)                 41            (8,131)       C.  (21,417)
Net income (loss) per share:
     Earnings per common share*                           (0.08)               0.01             (1.04)             (2.73)
     Earnings per common share - assuming
     dilution*                                            (0.08)               0.01             (1.04)             (2.73)

------------
* Reflects the adoption of SFAS No. 128, "Earnings Per Share," including the restatement of prior years.

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

B. See Note 13.

C. The loss of $21.4 million for the quarter ended March 31, 1999 includes inventory writedowns of $3.5 million, price protection of $2.9 million, writedown of royalty advances of $4.7 million, write-off of $2.3 million of receivables, and restructuring charges, including costs of changes in management of $1.4 million. The Company did not provide for any significant tax benefit from the loss.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE--NONE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                       AGE        POSITION
----                       ---        --------
Barry J. Lipsky            50         President and Chief Executive Officer; Director

                           51         Executive Vice President, Business Development, General Counsel,
Gregory J. Winsky                     and Secretary

Arnold D. Levitt           64         Senior Vice President, Chief Financial Officer; Treasurer

Toni M. Tracy              52         Senior Vice President, Publisher Relations

Robert L. Garthwaite       40         Vice President, Worldwide Sales and Marketing

      Mr. Lipsky joined the Company as Vice President in February 1985. He was elected Executive Vice President of the Company in 1997, Interim President and Chief Operating Officer in April 1999 and President and Chief Executive Officer in May 1999. Mr. Lipsky is a director of Voice Powered Technology International, Inc., an approximately 82% owned subsidiary of the Company.

      Mr. Winsky was elected Vice President and Secretary of the Company in June 1984, was elected Senior Vice President in January 1993 and was elected Executive Vice President in July 1999. Mr. Winsky is Chief Executive Officer and a director of Voice Powered Technology International, Inc., an approximately 82% owned subsidiary of the Company.

      Mr. Levitt joined the Company in May 1999 as Interim Chief Financial Officer and Treasurer and was elected Senior Vice President, Chief Financial Officer and Treasurer of the Company in September 1999. Mr. Levitt has been engaged in consulting as a chief financial officer or senior business adviser for companies in a variety of industries since 1996. Prior to these consulting arrangements, Mr. Levitt was Executive Vice President and Chief Operating Officer of WIC Gaming Supply Corp. Mr. Levitt has owned or was employed as a chief financial officer of a number of companies and also worked in public accounting. Mr. Levitt is Chief Financial Officer and a director of Voice Powered Technology International, Inc., an approximately 82% owned subsidiary of the Company.

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

      Additional information called for by Item 10 is set forth under the heading "Election of Directors" in the Company's Proxy Statement for its 2001 annual meeting of stockholders (the "2001 Proxy Statement"), which is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

      Information called for by Item 11 is set forth under the heading "Executive Compensation" in the 2001 Proxy Statement, which is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information called for by Item 12 is set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 2001 Proxy Statement, which is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information called for by Item 13 is set forth under the heading "Certain Relationships and Related Transactions" in the 2001 Proxy Statement, which is incorporated herein by this reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      Financial statements and schedules filed as a part of this report are listed on the "Index to Financial Statements" contained herein. All other schedules are omitted because (i) they are not required under the instructions,
(ii) they are inapplicable or (iii) the information is included in the financial statements.

                                    EXHIBITS

         EXHIBITS NO.
         ------------

3.01        --    Certificate of Incorporation of Franklin (Incorporated by
                  reference to Exhibit 3.01 to Registration Statement on Form
                  S-1, File No. 3-6612 (the "Company's 1986 S-1 Registration
                  Statement"))

3.02        --    Articles of Amendment to the Certificate of Incorporation of
                  Franklin (Incorporated by reference to Exhibit 3.02 to the Company's 1990 report on Form 10-K for the year ended March
                  31, 1990 (the "Company's 1990 10-K"))

3.03        --    Amended and Restated Statement of Rights and Preferences of
                  Series A 10% Convertible Preferred Stock (Incorporated by reference to the Exhibit to the Company's Report on Form 8-K filed May 23, 2001)

3.04        --    By-laws of Franklin (Incorporated by reference to Exhibit 3.02 to the Company's 1986 S-1 Registration Statement)

3.05        --    Amendment to By-laws of Franklin (Incorporated by reference to
                  Exhibit A to the Company's Proxy Statement relating to the 1987 Annual Meeting of Shareholders)

3.06        --    Amendment to By-laws of Franklin (Incorporated by reference to
                  Exhibit 3.05 to the Company's 1990 10-K)

10.01       --    Standard form of Sales Representative Agreement (Incorporated by reference to Exhibit 10.07 to the Company's 1986 S-1
                  Registration Statement)

10.02**     --    Franklin Restricted Stock Plan, as amended (Incorporated by reference to Exhibit 10.13 to the Company's report on Form
                  10-K for the year ended March 31, 1987)

10.03**     --    Franklin Stock Option Plan as Amended and restated effective as of July 24, 1996 (Incorporated by reference to the Company's Proxy Statement relating to the 1996 Annual Meeting of Shareholders)

10.04       --    Loan and Security Agreement dated as of December 7, 1999 among
                  Banc of America Commercial Finance Corp., Franklin, Franklin
                  Electronic Publishers (Europe) Ltd., and Franklin Electronic
                  Publishers (Deutchland) GmbH (Incorporated by reference to the Exhibit to the Company's Report on Form 8-K filed on December
                  14, 1999)

10.05**+    --    Franklin Stock Option Plan as Amended and Restated effective
                  May 18, 2001

         ------------------------

** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

+     Filed herewith

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                   FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED


Dated: June 21, 2001               By: /s/ Barry J. Lipsky
                                       -----------------------------------------
                                       Barry J. Lipsky
                                       President and Chief Executive Officer

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                Signature                                 Title                     Date
                ---------                                 -----                     ----
           /s/ Edward H. Cohen                           Director              June 20, 2001
------------------------------------------
             Edward H. Cohen

           /s/ Kenneth D. Cron                           Director              June 20, 2001
------------------------------------------
             Kenneth D. Cron

           /s/ Barry J. Lipsky                           Director              June 21, 2001
------------------------------------------
             Barry J. Lipsky

          /s/ Leonard M. Lodish                          Director              June 20, 2001
------------------------------------------
            Leonard M. Lodish

            /s/ James Meister                            Director              June 20, 2001
------------------------------------------
              James Meister

          /s/ Howard L. Morgan                           Director              June 21, 2001
------------------------------------------
            Howard L. Morgan

          /s/ Jerry R. Schubel                           Director              June 21, 2001
------------------------------------------
            Jerry R. Schubel

           /s/ James H. Simons                           Director              June 20, 2001
------------------------------------------
             James H. Simons

                                                         Director              _______, 2001
------------------------------------------
            William H. Turner

          /s/ Arnold D. Levitt              Senior Vice President, Chief       June 21, 2001
------------------------------------------  Financial Officer and Treasurer
            Arnold D. Levitt                (Principal Financial and Accounting
                                            Officer)