Form 10-Q
period 2001-06-30
FRANKLIN ELECTRONIC PUBLISHERS INC
filed 2001-08-13
CIK 356841

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter ended June 30, 2001                     Commission File No. 0-14841



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

                                  Yes X No ___

                         COMMON STOCK OUTSTANDING AS OF
                        JUNE 30, 2001 - 7,949,082 SHARES

================================================================================

                      FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                                    AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                           (in thousands, except share data)


                                                                                       June 30,    March 31,
                                                                                        2001         2001
                                                                                       --------    --------
                                                                                     (Unaudited)   (Audited)


                                         ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                                        $  3,571    $  2,835
      Accounts receivable, less allowance for doubtful accounts of $1,095 and $1,161     10,109      12,094
      Preferred stock subscriptions receivable                                             --         3,500
      Inventories                                                                        23,109      20,879
      Income tax receivable                                                                 568         568
      Prepaids and other assets                                                           2,481       2,798
                                                                                       --------    --------
      TOTAL CURRENT ASSETS                                                               39,838      42,674
                                                                                       --------    --------

PROPERTY AND EQUIPMENT                                                                    7,544       7,651
                                                                                       --------    --------

OTHER ASSETS:
      Deferred income tax asset                                                           5,700       5,700
      Trademark, less accumulated amortization of $1,846 and $1,749                      13,701      13,798
      Advance royalties and licenses                                                      1,247       1,341
      Software development costs                                                          6,547       5,878
      Other assets                                                                        2,871       2,986
                                                                                       --------    --------
      TOTAL OTHER ASSETS                                                                 30,066      29,703
                                                                                       --------    --------

      TOTAL ASSETS                                                                     $ 77,448    $ 80,028
                                                                                       ========    ========


                          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable and accrued expenses                                            $ 13,473    $ 13,647
      Notes payable                                                                       2,000       2,000
      Current portion of long-term liabilities - Other                                      406         156
                                                                                       --------    --------
      TOTAL CURRENT LIABILITIES                                                          15,879      15,803
                                                                                       --------    --------

LONG-TERM LIABILITIES
      Notes payable                                                                       8,329       8,329
      Revolving credit facility                                                           2,735       4,064
      Other liabilities                                                                   2,009       1,554
                                                                                       --------    --------
      TOTAL LONG-TERM LIABILITIES                                                        13,073      13,947
                                                                                       --------    --------

SHAREHOLDERS' EQUITY:
      Preferred stock, $2.50 par value, authorized 10,000,000 shares 3,500
         issued and outstanding                                                           3,500        --
      Preferred stock subscribed                                                           --         3,500
      Common stock, no par value, authorized 50,000,000 shares, issued
      and outstanding, 7,949,082 and 7,952,882 shares                                    49,803      49,658
      Retained earnings (deficit)                                                        (3,309)     (1,352)
      Foreign currency translation adjustment                                            (1,498)     (1,528)
                                                                                       --------    --------
      TOTAL SHAREHOLDERS' EQUITY                                                         48,496      50,278
                                                                                       --------    --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $ 77,448    $ 80,028
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


                                                                  Three Months Ended
                                                                       June 30,
                                                                  --------------------
                                                                    2001        2000
                                                                  --------    --------
SALES                                                             $ 16,009    $ 17,052
COST OF SALES                                                        9,362       9,592
                                                                  --------    --------

GROSS MARGIN                                                         6,647       7,460
                                                                  --------    --------

EXPENSES:
   Sales and marketing                                               4,853       3,331
   Research and development                                            970         767
   General and administrative                                        2,281       2,324
                                                                  --------    --------
      Total operating expenses                                       8,104       6,422
                                                                  --------    --------

OPERATING INCOME (LOSS)                                             (1,457)      1,038

   Interest expense                                                   (374)       (404)
   Interest and investment income                                       37          88
   Other, net                                                         (163)       (289)
                                                                  --------    --------
INCOME (LOSS) BEFORE INCOME TAXES                                   (1,957)        433
INCOME TAX  BENEFIT                                                   --          --
                                                                  --------    --------

NET INCOME (LOSS)                                                   (1,957)        433
                                                                  --------    --------

PREFERRED STOCK DIVIDEND                                                88        --

NET INCOME (LOSS) APPLICABLE TO
   COMMON STOCK                                                   $ (2,045)   $    433
                                                                  ========    ========


NET INCOME (LOSS) PER COMMON SHARE:
   Basic                                                          $  (0.26)   $   0.05
                                                                  ========    ========
   Diluted                                                        $  (0.26)   $   0.05
                                                                  ========    ========

WEIGHTED AVERAGE COMMON SHARES:
   Basic                                                             7,953       7,914
                                                                  ========    ========
   Diluted                                                           7,953       8,146
                                                                  ========    ========

                 See notes to consolidated financial statements

                  FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      (in thousands, except for share data)


                                                                                                         Accumulated
                                                    Common Stock           Preferred Stock                   Other        Total
                                              ---------------------   ---------------------   Retained  Comprehensive Shareholders'
                                                Shares      Amount      Shares     Amount      Earnings     Income *      Equity
                                              ---------   ---------   ---------   ---------   ---------    ---------    ---------
BALANCE - MARCH 31, 2001                      7,952,882   $  49,658       3,500   $   3,500   $  (1,352)   $  (1,528)   $  50,278
   Issuance of shares and amortization
   of deferred compensation expense for
   shares issued for services
   (unearned portion $21)                        (3,800)          5        --          --          --           --              5
   Value of stock options granted                  --           140                                                           140
   Loss for the period                             --          --          --          --        (1,957)        --         (1,957)
   Foreign currency translation adjustment         --          --          --          --          --             30           30
                                              ---------   ---------   ---------   ---------   ---------    ---------    ---------
BALANCE - JUNE 30, 2001 (unaudited)           7,949,082   $  49,803       3,500   $   3,500   $  (3,309)   $  (1,498)   $  48,496
                                              =========   =========   =========   =========   =========    =========    =========

* Comprehensive income, i.e., net income (loss), plus, or less, other comprehensive income, totaled ($1,927) for the three months ended June 30, 2001.


                 See notes to consolidated financial statements

                  FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                           Three Months Ended
                                                                                June 30,
                                                                           ------------------
                                                                             2001       2000
                                                                           -------    -------

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                                          $(1,957)   $   433
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
TO NET CASH PROVIDED BY OPERATING ACTIVITIES
   Depreciation and amortization                                             1,538      1,283
   Provision for losses on accounts receivable                                  22         44
   Stock issued for services                                                   140       --
   Source (use) of cash from change in operating assets and liabilities:
     Accounts receivable                                                     2,009     (3,779)
     Inventories                                                            (2,229)      (638)
     Prepaids and other assets                                                 243       (328)
     Accounts payable and accrued expenses                                      75      2,930
   Other, net                                                                   41          9
                                                                           -------    -------
   NET CASH  USED IN OPERATING ACTIVITIES                                     (118)       (46)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                         (230)      (263)
   Software development costs                                               (1,395)      (567)
   Change in other assets                                                     (176)       (98)
                                                                           -------    -------
   NET CASH USED IN INVESTING ACTIVITIES                                    (1,801)      (928)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from revolving credit facility                                  (1,329)      --
   Proceeds from issuance of preferred shares                                3,500       --
   Other liabilities                                                           454        (16)
                                                                           -------    -------
   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                       2,625        (16)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         30       (129)
                                                                           -------    -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               736     (1,119)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             2,835      6,899
                                                                           -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 3,571    $ 5,780
                                                                           =======    =======

                 See notes to consolidated financial statements

                  FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Reference is made to the financial statements included in the Company's annual Report (Form 10-K) filed with the Securities and Exchange Commission for the year ended March 31, 2001.

The financial statements for the periods ended June 30, 2001 and 2000 are unaudited and include all adjustments necessary to a fair presentation of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full year.


OPERATIONS

The Company adopted FAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", at March 31, 1999. FAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Under FAS No. 131, the Company's operations are treated as one operating segment as it only reports profit and loss information on an aggregate basis to the chief operating decision maker of the Company. Information about the Company's product sales are as follows (in thousands):


                                                      June 30,
                                        -------------------------------------
Product Sales                                2001                 2000
------------------------------------    ----------------     ----------------
    Reference                                   $11,857              $14,679
    Rolodex                                       1,942                2,312
    eBookMan                                      2,210                   -
    Other                                            -                    61
------------------------------------    ----------------     ----------------
    Total Sales                                 $16,009              $17,052
====================================    ================     ================

                  FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Approximate foreign sources of revenues including export sales were as follows (in thousands):


                                                       June 30,
                                         -------------------------------------
Product Sales                                 2001                 2000
-------------------------------------    ----------------     ----------------
    Europe                                        $3,936               $5,929
    Other International                            1,095                1,098


For the three month periods ended June 30, 2001 and 2000, no customer accounted for more than 10% of the Company's revenues.

ISSUANCE OF PREFERRED STOCK

In April 2001, Dr. James H. Simons, the Company's Chairman of the Board, paid $3,500,000 for 3,500 shares of the Company's Series A 10% Convertible Preferred Stock for which he had subscribed in March 2001. For additional information regarding the Preferred Stock issue, refer to the financial statements included in the Company's annual Report (Form 10-K) for the year ended March 31, 2001

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142). SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001 and applied to all goodwill and other intangible assets recognized in its financial statements at that date. The Company expects to adopt this standard for its fiscal year commencing April 1, 2002 and is currently evaluating the impact of SFAS 142 on its financial results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended June 30, 2001 compared with three months ended June 30, 2000:

Net Sales

Sales of $16,009,000 for the quarter ended June 30, 2001 were 6% lower than sales of $17,052,000 for the same quarter one year earlier. The decline resulted primarily from lower sales of reference products in Europe and lower sales to OEM customers, partially offset by sales of the eBookMan(R) product line which was launched in February 2001.

Gross Margin

Gross margin decreased to $6,647,000, or 42%, from $7,460,000, or 44%, last year as the Company's sales mix shifted from the higher margin reference product line to the lower margin ROLODEX(R) Electronics and eBookMan product lines. Reference products accounted for 74% of the Company's sales in the current quarter compared with 86% of sales last year.

Operating Expenses

Total operating expenses increased to $8,104,000 from $6,422,000 last year. Sales and marketing expenses increased to $4,853,000 (30% of sales) from last year's level of $3,331,000 (20% of sales) primarily as a result of costs associated with the launch of the Company's eBookMan product line including advertising and trade show expense, which increased to $1,994,000 from $953,000 last year, and personnel costs which increased to $1,616,000 in the current year from $1,290,000 last year. Research and development expenses increased to $970,000 (6% of sales) compared with $767,000 (4% of sales) in the prior year mainly due to increased expenses related to the eBookMan product line. General and administrative expenses were relatively unchanged at $2,281,000 (14% of sales) compared with $2,324,000 (14% of sales) last year. Interest expense declined to $374,000 from $404,000 in the prior year due to lower average borrowing levels during the quarter. In the current quarter, the Company incurred currency transaction losses of $163,000 compared with $289,000 last year.

Net Income

The Company reported a net loss of $1,957,000, or $0.26 per share, compared with income of $433,000, or $.05 per share last year. The loss resulted primarily from additional expenditures in connection with the eBookMan product line in anticipation of higher sales which did not meet projected levels.

Changes in Financial Condition

Inventories increased to $23,109,000 at end of the June quarter from $20,879,000 at March 31, 2001 in anticipation of higher sales in the seasonally active second and third quarters. Cash and cash equivalents amounted to $3,571,000 at June 30, 2001 compared with cash of $2,835,000 at March 31, 2001. Accounts receivable decreased to $10,109,000 from $12,094,000 at March 31 primarily due to the early receipt of payments from two of the Company's larger customers.

Liquidity and Capital Resources

In December 1999, the Company entered into a $25,000,000 secured financing facility with a commercial lender. The financing facility expires on December 7, 2002. Borrowings under the facility bear interest at the bank's prime rate plus 3/8% and are subject to certain financial covenants and restrictions on indebtedness, dividend payments, business combinations, and other related items. As of June 30, 2001, the Company had outstanding borrowings of $2,735,000 under this facility. As of June 30, 2001 the Company had a balance of $10,239,000 outstanding under its Senior Notes. A principal payment of $2,000,000 is due under the Senior Notes on March 31, 2002.

In March 2001, Dr. James H. Simons, the Company's Chairman of the Board, subscribed for 3,500 shares of the Company's Series A 10% Convertible Preferred Stock ("Convertible Preferred Stock") in consideration for the payment of $3,500,000. Each share of the Convertible Preferred Stock has a stated value ("Stated Value") of $1,000. The payment of $3,500,000 was received in April 2001.

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

                                   FRANKLIN ELECTRONIC PUBLISHERS,
                                            INCORPORATED
                                             Registrant


August 14, 2000                      /s/  Barry J. Lipsky
---------------                    ------------------------------
Date                               Barry J. Lipsky, President and
                                   Chief Executive Officer
                                   (Duly Authorized Officer)




August 14, 2000                      /s/  Arnold D. Levitt
---------------                    ------------------------------
Date                               Arnold D. Levitt, Senior Vice President,
                                   Chief Financial Officer, and Treasurer
                                   (Principal Financial and Accounting Officer)