Form 10-Q
period 2001-09-30
FRANKLIN ELECTRONIC PUBLISHERS INC
filed 2001-11-14
CIK 356841

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter ended September 30, 2001                 Commission File No. 0-14841



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


                         COMMON STOCK OUTSTANDING AS OF
                      SEPTEMBER 30, 2001 - 7,947,882 SHARES

                  FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                      September 30,     March 31,
                                                                                          2001            2001
                                                                                      -------------    ----------
                                                                                       (Unaudited)     (Audited)
                                      ASSETS
                                      ------
CURRENT ASSETS:
      Cash and cash equivalents                                                          $  2,947      $  2,835
      Accounts receivable, less allowance for doubtful accounts of $1,157 and $1,161       13,082        12,094
      Preferred stock subscriptions receivable                                               --           3,500
      Inventories                                                                          24,125        20,879
      Income tax receivable                                                                   568           568
      Prepaids and other assets                                                             1,924         2,798
                                                                                         --------      --------
      TOTAL CURRENT ASSETS                                                                 42,646        42,674
                                                                                         --------      --------

PROPERTY AND EQUIPMENT                                                                      7,410         7,651
                                                                                         --------      --------

OTHER ASSETS:
      Deferred income tax asset                                                             5,700         5,700
      Trademark, less accumulated amortization of $1,943 and $1,749                        13,604        13,798
      Advance royalties and licenses                                                        1,061         1,341
      Software development costs                                                            7,223         5,878
      Other assets                                                                          2,731         2,986
                                                                                         --------      --------
      TOTAL OTHER ASSETS                                                                   30,319        29,703
                                                                                         --------      --------

      TOTAL ASSETS                                                                       $ 80,375      $ 80,028
                                                                                         ========      ========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
                          ------------------------------------
CURRENT LIABILITIES:
      Accounts payable and accrued expenses                                              $ 17,555      $ 13,647
      Notes payable                                                                        10,404         2,000
      Revolving credit facility                                                             7,107          --
      Current portion of long-term liabilities - Other                                        334           156
                                                                                         --------      --------
      TOTAL CURRENT LIABILITIES                                                            35,400        15,803
                                                                                         --------      --------

LONG-TERM LIABILITIES
      Notes payable                                                                          --           8,329
      Revolving credit facility                                                              --           4,064
      Other liabilities                                                                     1,929         1,554
                                                                                         --------      --------
      TOTAL LONG-TERM LIABILITIES                                                           1,929        13,947
                                                                                         --------      --------

SHAREHOLDERS' EQUITY:
      Preferred stock, $2.50 par value, authorized 10,000,000 shares 3,500
         issued and outstanding                                                             3,566          --
      Preferred stock subscribed                                                             --           3,500
      Common stock, no par value, authorized 50,000,000 shares, issued
         and outstanding, 7,947,882 and 7,952,882 shares                                   49,879        49,658
      Retained earnings (deficit)                                                          (9,272)       (1,352)
      Foreign currency translation adjustment                                              (1,127)       (1,528)
                                                                                         --------      --------
      TOTAL SHAREHOLDERS' EQUITY                                                           43,046        50,278
                                                                                         --------      --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $ 80,375      $ 80,028
                                                                                         ========      ========


                 See notes to consolidated financial statements.

              FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                            AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF OPERATIONS
                (in thousands, except for per share data)
                               (unaudited)

                                          Three Months Ended           Six Months Ended
                                             September 30,               September 30,
                                        ----------------------      ----------------------
                                          2001          2000          2001          2000
                                        --------      --------      --------      --------
SALES                                   $ 18,714      $ 20,510      $ 34,723      $ 37,561

COST OF SALES                             11,977        11,699        21,339        21,291
WRITE-DOWN ON EBOOKMAN INVENTORY           2,898          --           2,898          --
                                        --------      --------      --------      --------
TOTAL COST OF SALES                       14,875        11,699        24,237        21,291
                                        --------      --------      --------      --------

GROSS MARGIN                               3,839         8,811        10,486        16,270
                                        --------      --------      --------      --------

EXPENSES:
   Sales and marketing                     5,675         4,215        10,528         7,545
   Research and development                1,043         1,226         2,013         1,993
   General and administrative              2,271         2,447         4,552         4,771
                                        --------      --------      --------      --------
      Total operating expenses             8,989         7,888        17,093        14,309
                                        --------      --------      --------      --------

OPERATING INCOME (LOSS)                   (5,150)          923        (6,607)        1,961

   Interest expense                         (441)         (410)         (815)         (814)
   Interest and investment income           (197)           54          (160)          142
   Other, net                                (87)         (359)         (250)         (648)
                                        --------      --------      --------      --------
INCOME (LOSS) BEFORE INCOME TAXES         (5,875)          208        (7,832)          641
INCOME TAX  PROVISION (BENEFIT)             --            --            --            --
                                        --------      --------      --------      --------
NET INCOME (LOSS)                         (5,875)          208        (7,832)          641
                                        --------      --------      --------      --------

PREFERRED STOCK DIVIDEND                      88          --              88          --

NET INCOME (LOSS) APPLICABLE TO
  COMMON STOCK                          $ (5,963)     $    208      $ (7,920)     $    641
                                        ========      ========      ========      ========

NET INCOME (LOSS) PER COMMON SHARE:
   Basic                                $  (0.75)     $   0.03      $  (1.00)     $   0.08
                                        ========      ========      ========      ========
   Diluted                              $  (0.75)     $   0.02      $  (1.00)     $   0.08
                                        ========      ========      ========      ========

WEIGHTED AVERAGE COMMON SHARES:
   Basic                                   7,948         7,916         7,951         7,915
                                        ========      ========      ========      ========
   Diluted                                 7,948         8,541         7,951         8,352
                                        ========      ========      ========      ========

                 See notes to consolidated financial statements.

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                       AND SUBSIDIARIES
        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
            (in thousands, except for share data)

                                                                                                           Accumulated
                                                                                                              Other      Total
                                                          Common Stock        Preferred Stock                Compre-     Share-
                                                    ---------------------    -----------------    Retained   hensive    holders'
                                                       Shares     Amount     Shares     Amount    Earnings   Income*     Equity
                                                     ---------    -------    ------     ------    --------   --------   -------
BALANCE - MARCH 31, 2001                             7,952,882    $49,658     3,500     $3,500    $(1,352)   $(1,528)   $50,278
   Issuance of shares and amortization of deferred
     compensation expense are issued for services
     (unearned portion $11)                             (5,000)        (2)        -          -          -          -         (2)
   Value of stock options granted                            -        223                                                   223
   Preferred stock dividend                                                      88         88        (88)                    -
   Costs incurred in issuance of preferred stock                                           (22)                             (22)
   Loss for the period                                       -          -         -          -     (7,832)         -     (7,832)
   Foreign currency translation adjustment                   -          -         -          -          -        401        401
                                                     ---------    -------     -----     ------    -------    -------   ---------
BALANCE - SEPTEMBER 30, 2001 (unaudited)             7,947,882    $49,879     3,588     $3,566    $(9,272)   $(1,127)   $43,046
                                                     =========    =======     =====     ======    =======    =======    =======

* Comprehensive income, i.e., net income (loss), plus, or less, other comprehensive income, totaled ($7,431) for the six months ended September 30, 2001.

                 See notes to consolidated financial statements.

                 FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                                    Six Months Ended
                                                                                                      September 30,
                                                                                               ----------------------------
                                                                                                 2001               2000
                                                                                                 ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                                                               $(7,832)           $   641
ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES
    Depreciation and amortization                                                                 3,020              2,474
    Provision for losses on accounts receivable                                                      59                203
    Loss (gain) on disposal of property and equipment                                               (75)                10
    Provisions for eBookMan inventory, assets and price protection                                4,201               --
    Stock issued for services                                                                       223                 17
    Source (use) of cash from change in operating assets and liabilities:
       Accounts receivable                                                                       (1,047)            (4,416)
       Inventories                                                                               (6,594)            (4,782)
       Prepaids and other assets                                                                    212               (614)
       Accounts payable and accrued expenses                                                      3,970              3,704
    Other, net                                                                                      (15)                50
                                                                                              ---------           --------

    NET CASH  USED IN OPERATING ACTIVITIES                                                       (3,878)            (2,713)
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                                             (590)              (564)
    Proceeds from sale of property and equipment                                                    254               --
    Software development costs                                                                   (2,806)            (1,404)
    Change in other assets                                                                         (164)              (321)
                                                                                              ---------           --------

    NET CASH USED IN INVESTING ACTIVITIES                                                        (3,306)            (2,289)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from revolving credit facility                                                       3,042              1,330
    Proceeds from issuance of preferred shares                                                    3,478                 46
    Other liabilities                                                                               375                (55)
                                                                                              ---------           --------

    NET CASH PROVIDED BY FINANCING ACTIVITIES                                                     6,895              1,321

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                             401               (395)
                                                                                              ---------           --------
INCEASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                     112             (4,076)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                  2,835              6,899
                                                                                              ---------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                      $ 2,947            $ 2,823
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

The financial statements for the periods ended September 30, 2001 and 2000 are unaudited and include all adjustments necessary to a fair presentation of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full year.


EBOOKMAN PROVISIONS

In February 2001 the Company began shipment of its new eBookMan product that had been in development for approximately one year. Through September 30, 2001 sales of this product have been below expectations, as the eBook market did not develop and grow as anticipated. Because of the lower than expected sales, the Company recorded provisions totaling $4,201 to reduce the carrying value of its eBookMan inventory and certain related assets and provide for price protection related to the eBookMan product.


NOTES PAYABLE

The Company is not in compliance with certain financial covenants of its Senior Note Agreement pertaining to EBITDA coverage of interest expense and fixed charges. Therefore, the $10,404 of Senior Notes and the $7,107 due under the Company's $25,000 Revolving Credit Facility are shown as current liabilities. The Company is currently in discussions with the Noteholders to restructure the Agreement to allow the Company to operate in compliance with all financial covenants. At March 31 $2,000 of Senior Notes were included in current liabilities and the remaining $8,329, along with the $4,064 due under the Revolving Credit Facility, were shown as long-term liabilities.

                  FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


OPERATIONS

Under FAS No. 131 "Disclosure about Segments of an Enterprise and Related Information", the Company's operations are treated as one operating segment as it only reports profit and loss information on an aggregate basis to the chief operating decision maker of the Company. Information about the Company's product sales are as follows (in thousands):


                         Three Months Ended     Six Months Ended
                         -------------------   ------------------
                            September 30,        September 30,
                         -------------------   ------------------
Product Sales             2001         2000      2001      2000
-------------           --------     -------   --------   -------
    Reference            $15,679     $17,171    $27,547   $31,845
    Rolodex                4,156       3,253      6,098     5,566
    eBookMan              (1,121)                 1,078      --
    Other                                 86       --         150
                         --------    --------  --------   -------
    Total Sales          $18,714     $20,510    $34,723   $37,561
                         ========    ========  ========   =======


Approximate foreign sources of revenues including export sales were as follows (in thousands):

                        Three Months Ended        Six Months Ended
                        -------------------     --------------------
                           September 30,            September 30,
                        -------------------     --------------------
Product Sales             2001        2000        2001        2000
-------------           -------     -------     -------     -------
Europe                  $ 3,922     $ 4,125     $ 7,858     $10,054
Other International       1,851       1,241       2,945       2,338



For the three-month periods ended September 30, 2001 and 2000, one customer in each period accounted for more than 10% of the Company's revenues. Total sales to these customers were $1,910 and $2,500 respectively. The sales of $1,910 in 2001 were comprised of reference product while the sales of $2,500 in 2000 and included reference product and Rolodex Electronic products. For the six months ended September 30, 2001 and 2000 no customer accounted for more than 10% of the Company's revenues.

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

Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS
================================================================================

RESULTS OF OPERATIONS (in thousands)

Overview

The retail market for handheld eBook readers has not developed and grown as anticipated, resulting in substantially lower sales of eBookMan than were expected. Accordingly, the Company has incurred, and reported in the second quarter, losses from operations of eBookMan and a write-down of inventory and certain retail marketing and promotion costs pertaining to eBookMan. As a result, the Company incurred net losses of ($5,875) and ($7,832) respectively for the three- and six-month periods ended September 30, 2001.


Three months ended September 30, 2001 compared with three months ended September 30, 2000:

A comparative summary of the results of operations of the Company's core business (Reference and ROLODEX(R) Electronics products) and eBookMan product line is shown below.

                                   For the Quarter Ended                     For the Quarter Ended
                                     September 30, 2001                        September 30, 2000
                            -------------------------------------      ------------------------------------
                              Core        eBookMan         Total         Core        eBookMan       Total
                            --------      --------       --------      --------      --------      --------
SALES                       $ 19,835      $ (1,121)*     $ 18,714      $ 20,510      $   --        $ 20,510
COST OF SALES                 11,734           243         11,977        11,699          --          11,699
PROVISION FOR LOSS ON
   EBOOKMAN INVENTORY           --           2,898          2,898          --            --            --
                            --------      --------       --------      --------      --------      --------
TOTAL COST OF SALES           11,734         3,141         14,875        11,699          --          11,699
                            --------      --------       --------      --------      --------      --------

GROSS MARGIN                   8,101        (4,262)         3,839         8,811          --           8,811

OPERATING EXPENSES             6,655         2,334          8,989         6,830         1,058         7,888
                            --------      --------       --------      --------      --------      --------
OPERATING INCOME (LOSS)        1,446        (6,596)        (5,150)        1,981        (1,058)          923
INTEREST AND OTHER              (334)         (391)          (725)         (715)         --            (715)

                            --------      --------       --------      --------      --------      --------
NET INCOME (LOSS)           $  1,112      $ (6,987)      $ (5,875)     $  1,266      $ (1,058)     $    208
                            ========      ========       ========      ========      ========      ========

*        After provisions for returns and price protection of $1,722.

Net Sales

Sales of $18,714 for the quarter ended September 30, 2001 were 9% lower than sales of $20,510 last year due to negative sales of eBookMan of ($1,121) resulting from return and price protection provisions of $1,722 and lower sales of reference products of $1,492, partially offset by increased ROLODEX(R) Electronics products sales of $903.

Gross Margin

Gross Margin was $3,839 or 21% of sales in the current period primarily because of a write-down of inventory and provisions for price protection and returns of eBookMan aggregating $4,016. Core business gross margin of $8,101 is 41% of sales compared with $8,811 or 43% of sales last year. The reduction in core business gross margin percentage resulted from lower margin ROLODEX(R) Electronics products comprising 21% of sales in the current period compared with 16% last year.

Operating Expenses

Total operating expenses increased to $8,989 compared with $7,888 in the prior period. Sales and marketing expenses increased by $1,460 to $5,675 from $4,215 primarily because of $1,088 of promotional expense relating to eBookMan and increased customer advertising allowances of $228. General and administrative expenses were reduced to $2,271 from $2,447 in the prior period. Research and development costs were reduced to $1,043 from $1,226 because the prior period included $227 of non-recurring vendor charges pertaining to the development of eBookMan.

Other Income/Expense

Interest expense of $441 for the current period approximates the $410 of the prior period. Currency transaction losses net of investment income were $284 this year compared with $305 last year.

Net Income (Loss)

There was a net loss of ($5,875) for the current period compared with net income of $208 last year. The current year's loss is wholly attributable to eBookMan operations and inventory write down aggregating $6,987. The Company's core Reference and ROLODEX(R) Electronics products business had net income of $1,112 for the current period compared with $1,266 last year.

Six months ended September 30, 2001, compared with six months ended September 30, 2000:

A comparative summary of operations for the Company's core business (Reference and ROLODEX(R) Electronics products) and eBookMan product lines is shown below.

                                      Six Months Ended                          Six Months Ended
                                     September 30, 2001                        September 30, 2000
                            -------------------------------------      ------------------------------------
                              Core        eBookMan         Total         Core        eBookMan        Total
                            --------      --------       --------      --------      --------      --------
SALES                       $ 33,645      $  1,078*      $ 34,723      $ 37,561      $   --        $ 37,561

COST OF SALES                 19,430         1,909         21,339        21,291          --          21,291
PROVISION FOR LOSS ON
 EBOOKMAN INVENTORY             --           2,898          2,898          --
                            --------      --------       --------      --------      --------      --------
TOTAL COST OF SALES           19,430         4,807         24,237        21,291          --          21,291
                            --------      --------       --------      --------      --------      --------

GROSS MARGIN                  14,215        (3,729)        10,486        16,270          --          16,270

OPERATING EXPENSES            13,246         3,847         17,093        13,022         1,287        14,309
                            --------      --------       --------      --------      --------      --------
OPERATING INCOME (LOSS)          969        (7,576)        (6,607)        3,248        (1,287)        1,961
INTEREST AND OTHER              (510)         (715)        (1,225)       (1,320)         --          (1,320)
                            --------      --------       --------      --------      --------      --------
NET INCOME (LOSS)           $    459      $ (8,291)      $ (7,832)     $  1,928      $ (1,287)     $    641
                            ========      ========       ========      ========      ========      ========

*        After provisions for returns and price protection of $2,250.

Net Sales

Sales of $34,723 for the six-month period ended September 30, 2001 were $2,838 or 8% lower than sales of $37,561 in the prior period. The primary reasons for the decline were a reduction of $1,736 in sales of reference products in the United States consumer and OEM markets and a decline of $2,040 in European sales of reference products, caused in part by weaker currencies, offset by eBookMan sales of $1,078.

Gross Margin

Gross margin in the current period was $10,486 or 30% of sales including eBookMan operations and write-down of inventory aggregating ($3,729) or 11% of sales. Core business gross margin of $14,215 approximates 42% of sales compared with $16,270 or 43% of sales in the prior period.

Operating Expenses

Total operating expenses increased to $17,093 from $14,309 in the prior period. The increase is attributable to higher sales and marketing expenses of $2,983 caused by an increase of $2,423 in eBookMan operations and $560 in the core business. The eBookMan increase consists primarily of advertising and promotion expenses of $1,934 while the core business increase is attributable to increased personnel expenses of $220 and increased customer advertising allowances of $201. General and administrative expense was reduced to $4,552 in the current period from $4,771 in the prior period primarily because of a lower provision for bad debts of $205 and lower depreciation and amortization of $158. Research and development expense remained relatively constant at $ 2,013 compared with $1,993 in the prior period.

Other Income/Expense

Interest expense of $815 for the current period approximates the $814 of the prior period. Currency transaction losses net of investment income were $410 this year compared with $506 last year.

Net Income (Loss)

There was a net loss of ($7,832) in the current period compared with net income of $641 in the prior period. The current year's loss is wholly attributable to eBookMan operations and inventory write down aggregating $8,291. The Company's core Reference and ROLODEX(R) Electronics products business net income in the current period decreased by $1,469 to $459 from $1,928 in the prior period. The reduction in core business net income results from lower sales of $3,916 and lower gross margin of $2,055, partially offset by lower interest expense and currency transaction losses of $810.

Changes In Financial Condition - September 30, 2001 compared with March 31, 2001

Inventories increased to $24,125 from $20,879 at March 31 as the amount of core business inventory seasonally increased to $18,675 from $12,550 while the carrying value of eBookMan inventory decreased to $5,450 from $8,329 at March 31, 2001.

Other assets increased from $29,703 to $30,319 as capitalized software development costs of $1,976 relating to the Company's new enterprise resource system were partially offset by net amortization of prior development costs and licenses.

Accounts payable and accrued expenses increased to $17,555 from $13,647 primarily because of the seasonal increase in core business inventory and the accrual of price protection of $716 pertaining to eBookMan.

The $10,404 of Senior Notes and the $7,107 due under the Company's $25,000 Revolving Credit Facility are shown as current liabilities because the Company is not in compliance with certain financial covenants of its Senior Note Agreement pertaining to EBITDA coverage of interest expense and fixed charges. At March 31, $2,000 of Senior Notes was included in current liabilities and the remaining $8,329, along with the $4,064 due under the Revolving Credit Facility, were shown as long term liabilities.

In April 2001, the Company received $3,500 in payment for the Convertible Preferred Stock that had been subscribed for in March 2001.

Liquidity and Capital Resources

The Company has a $25,000 secured Revolving Credit Facility with a commercial lender which expires on December 7, 2002. Borrowings under the facility bear interest at the bank's prime rate plus 3/8%. As of September 30, 2001, the Company had outstanding borrowings of $7,107 under this facility and had a balance of $10,404 outstanding under its Senior Notes. The Company is not in compliance with certain financial covenants of its Senior Note Agreement pertaining to EBITDA coverage of interest expense and fixed charges. The Company is currently in discussions with the Noteholders to restructure the Agreement to allow the Company to operate in compliance with all financial covenants and is in discussions with the lender to extend the term of the Revolving Credit Facility.

Management believes that cash flow from operations and the secured Revolving Credit Facility will be adequate to provide for the Company's liquidity and capital needs for the foreseeable future subject to satisfactory completion of discussions with the lender. The Company has no material commitments for capital expenditures in the next twenty-four months.

PART II

ITEM 3.   DEFAULT UPON SENIOR SECURITIES

          The Company is not in compliance with certain financial covenants of its Senior Note Agreement pertaining to EBITDA coverage of interest expense and fixed charges. The Company is currently in discussions with the Noteholders to restructure the Agreement to allow the Company to operate in compliance with all financial covenants.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          The Annual Meeting of Shareholders of the Company was held on July 20, 2001. Reference is made to the Company's Proxy Statement furnished to shareholders in connection with the solicitation of proxies in connection with that Annual Meeting. In connection with the annual election of directors, nine incumbent directors were re-elected with Edward H. Cohen and James H. Simons each receiving 7,096,003 votes with 578,477 votes withheld; Kenneth D. Cron and Howard L. Morgan receiving 7,096,253 votes with 578,227 votes withheld; James Meister and Jerry R. Schubel receiving 7,088,311 votes with 586,159 votes withheld; Barry Lipsky receiving 7,095,003 votes with 579,477 votes withheld; Leonard M. Lodish receiving 7,091,949 votes with 582,531 votes withheld; and William H. Turner receiving 7,095,803 votes with 578,677 votes withheld. Shareholders approved the increase in the number of shares with respect to which options may be granted under the Company's 1998 Stock Option Plan and certain other amendments thereto with 3,836,285 votes for and 901,517 votes against with 7,750 abstentions. Shareholders approved the issuance of 10,000,000 shares of Series A Preferred Stock with a value of $2.50 per share by vote of 4,056,939 votes in favor, 680,863 votes against, and 7,750 abstentions. Shareholders ratified the appointment of Radin, Glass & Co. as auditors for the Company's 2002 fiscal year by vote of 7,657,501 in favor, 12,479 votes against, and 4,500 abstentions.

ITEM 5.   OTHER INFORMATION

          ROLODEX(R) is a registered trademark of Berol Corporation, a subsidiary of Newell Rubbermaid, Inc. Rocket eBook is a trademark of NuvoMedia, Inc.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          No additional exhibits are required and no reports on Form 8-K were filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 FRANKLIN ELECTRONIC PUBLISHERS,
                                   INCORPORATED
                                       Registrant


November 14,  2001               /s/ Barry J. Lipsky
------------------               -------------------------
Date                             Barry J. Lipsky, President and
                                 Chief Executive Officer
                                 (Duly Authorized Officer)


November 14,  2001               /s/  Arnold D. Levitt
------------------               ---------------------
Date                             Arnold D. Levitt, Senior Vice President,
                                 Chief Financial Officer, and Treasurer
                                    (Principal Financial and Accounting Officer)