Form 10-Q
period 2001-12-31
FRANKLIN ELECTRONIC PUBLISHERS INC
filed 2002-02-14
CIK 356841

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter ended December 31, 2001                    Commission File No.-14841



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


                          Yes      X       No
                               -------



                         COMMON STOCK OUTSTANDING AS OF
                      DECEMBER 31, 2001 - 7,947,882 SHARES


================================================================================

                       FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                                     AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                            (in thousands, except share data)


                                                                                             December 31,           March 31,
                                                                                                 2001                 2001
                                                                                             -----------          ------------
                                                                                             (unaudited)            (audited)

                                                        ASSETS
                                                        ------
CURRENT ASSETS:
      Cash and cash equivalents                                                            $     2,514             $  2,835
      Accounts receivable, less allowance for doubtful accounts of $1,055 and $1,161            14,945               12,094
      Preferred stock subscriptions receivable                                                       -                3,500
      Inventories                                                                               17,381               20,879
      Income tax receivable                                                                        568                  568
      Prepaids and other assets                                                                  2,079                2,798
                                                                                           -----------             --------
      TOTAL CURRENT ASSETS                                                                      37,487               42,674
                                                                                           -----------             --------

PROPERTY AND EQUIPMENT                                                                           7,236                7,651
                                                                                           -----------             --------

OTHER ASSETS:
      Deferred income tax asset                                                                  5,700                5,700
      Trademark, less accumulated amortization of $2,041 and $1,749                             13,507               13,798
      Advance royalties and licenses                                                             1,147                1,341
      Software development costs                                                                 7,549                5,878
      Other assets                                                                               2,491                2,986
                                                                                           -----------             --------
      TOTAL OTHER ASSETS                                                                        30,394               29,703
                                                                                           -----------             --------

      TOTAL ASSETS                                                                         $    75,117             $ 80,028
                                                                                           ===========             ========


                                            LIABILITIES AND SHAREHOLDERS' EQUITY
                                            ------------------------------------

CURRENT LIABILITIES:
      Accounts payable and accrued expenses                                                $    12,560             $ 13,647
      Notes payable                                                                              2,000                2,000
      Current portion of long-term liabilities - Other                                             387                  156
                                                                                           -----------             --------
      TOTAL CURRENT LIABILITIES                                                                 14,947               15,803
                                                                                           -----------             --------

LONG-TERM LIABILITIES
      Notes payable                                                                                  -                8,329
      Revolving credit facility                                                                 13,795                4,064
      Other liabilities                                                                          1,799                1,554
                                                                                           -----------             --------
      TOTAL LONG-TERM LIABILITIES                                                               15,594               13,947
                                                                                           -----------             --------

SHAREHOLDERS' EQUITY:
      Preferred stock, $2.50 par value, $1,000 liquidation value, authorized 10,000,000
         shares, 3,767 issued and outstanding                                                    3,745                    -
      Preferred stock subscribed                                                                     -                3,500
      Common stock, no par value, authorized 50,000,000 shares, issued
      and outstanding, 7,947,882 and 7,952,882 shares                                           49,967               49,658
      Retained earnings (deficit)                                                               (8,069)              (1,352)
      Foreign currency translation adjustment                                                   (1,067)              (1,528)
                                                                                           -----------             --------
      TOTAL SHAREHOLDERS' EQUITY                                                                44,576               50,278
                                                                                           -----------             --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                 $    75,117             $ 80,028
                                                                                           ===========             ========

                     See notes to consolidated financial statements.

                 FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands, except for per share data)
                                  (unaudited)

                                                 Three Months Ended            Nine Months Ended
                                                    December 31,                  December 31,
                                             ------------------------       -----------------------
                                                 2001         2000             2001          2000
                                             ----------     ---------       ---------     ---------
SALES                                         $  23,284     $  22,435       $  58,007     $  59,997

COST OF SALES                                    12,250        12,795          33,589        34,086
WRITE-DOWN ON EBOOKMAN INVENTORY                      -             -           2,898             -
                                             ----------     ---------       ---------     ---------
TOTAL COST OF SALES                              12,250        12,795          36,487        34,086
                                             ----------     ---------       ---------     ---------

GROSS MARGIN                                     11,034         9,640          21,520        25,911
                                             ----------     ---------       ---------     ---------

EXPENSES:
  Sales and marketing                             5,676         5,605          16,204        13,151
  Research and development                        1,181           798           3,194         2,791
  General and administrative                      2,107         2,271           6,659         7,042
                                             ----------     ---------       ---------     ---------
     Total operating expenses                     8,964         8,674          26,057        22,984
                                             ----------     ---------       ---------     ---------

OPERATING INCOME (LOSS)                           2,070           966          (4,537)        2,927

  Interest expense                                 (493)         (440)         (1,308)       (1,254)
  Interest and investment income                     52            16            (108)          158
  Other, net                                       (247)          (18)           (497)         (666)
                                             ----------     ---------       ---------     ---------
INCOME (LOSS) BEFORE INCOME TAXES                 1,382           524          (6,450)        1,165
INCOME TAX PROVISION (BENEFIT)                        -             -               -             -
                                             ----------     ---------       ---------     ---------
NET INCOME (LOSS)                                 1,382           524          (6,450)        1,165
                                             ----------     ---------       ---------     ---------

PREFERRED STOCK DIVIDEND                            179             -             267             -

NET INCOME (LOSS) APPLICABLE TO
  COMMON STOCK                                $   1,203     $     524       $  (6,717)    $   1,165
                                             ==========     =========       =========     =========
NET INCOME (LOSS) PER COMMON SHARE:
  Basic                                       $    0.15     $    0.07       $   (0.85)    $    0.15
                                             ==========     =========       =========     =========
  Diluted                                     $    0.15     $    0.06       $   (0.85)    $    0.14
                                             ==========     =========       =========     =========
WEIGHTED AVERAGE COMMON SHARES:
  Basic                                           7,948         7,941           7,949         7,924
                                             ==========     =========       =========     =========
  Diluted                                         7,948         8,282           7,949         8,265
                                             ==========     =========       =========     =========

                See notes to consolidated financial statements.

                 FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                               AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     (in thousands, except for share data)

                                                                                                         Accumulated
                                                                                                            Other       Total
                                                          Common Stock     Preferred Stock    Retained     Compre-      Share-
                                                       ------------------ -----------------   Earnings     hensive     holders'
                                                        Shares    Amount   Shares   Amount    (Deficit)    Income*      Equity
                                                       --------- -------- -------- --------  -----------  -----------  ---------
BALANCE - MARCH 31, 2001 (audited)                     7,952,882  $49,658  3,500   $3,500      $(1,352)    $(1,528)     $50,278
  Issuance of shares and amortization of deferred
   compensation expense for shares issued for services
   (unearned portion $7)                                  (5,000)       2      -        -            -           -            2
  Value of stock options granted                               -      307                                                   307
  Preferred stock dividend                                                   267      267         (267)                       -
  Costs incurred in issuance of preferred stock                                       (22)                                  (22)
  Loss for the period                                          -        -      -        -       (6,450)          -       (6,450)
  Foreign currency translation adjustment                      -        -      -        -            -         461          461
                                                       ---------  -------  -----   ------      -------     -------      -------
BALANCE - DECEMBER 31, 2001 (unaudited)                7,947,882  $49,967  3,767   $3,745      $(8,069)    $(1,067)     $44,576
                                                       =========  =======  =====   ======      =======     =======      =======

* Comprehensive income, i.e., net income (loss), plus, or less, the change in foreign currency balance sheet translation adjustments, totaled ($5,989) for the nine months ended December 31, 2001.

                See notes to consolidated financial statements

                 FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                   Nine Months Ended
                                                                                     December 31,
                                                                       -----------------------------------------
                                                                               2001                   2000
                                                                               ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                                         $      (6,450)         $         1,165
ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES
  Depreciation and amortization                                                   4,226                    3,659
  Provision for losses on accounts receivable                                        87                      327
  Loss (gain) on disposal of property and equipment                                 (75)                       4
  Provisions for eBookMan inventory, assets and obligations                       4,201                        -
  Stock issued for services                                                         307                       26
  Source (use) of cash from change in operating assets and liabilities:
   Accounts receivable                                                           (2,863)                  (6,205)
   Inventories                                                                      600                   (6,933)
   Prepaids and other assets                                                         58                     (838)
   Accounts payable and accrued expenses                                         (1,497)                   4,379
  Other, net                                                                        (10)                      28
                                                                          -------------          ---------------
  NET CASH  USED IN OPERATING ACTIVITIES                                         (1,416)                  (4,388)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                               (685)                    (740)
  Proceeds from sale of property and equipment                                      255                        -
  Software development costs                                                     (3,666)                  (2,446)
  Change in other assets                                                           (319)                    (334)
                                                                          -------------          ---------------
  NET CASH USED IN INVESTING ACTIVITIES                                          (4,415)                  (3,520)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of Senior Notes                                             (8,404)                       -
  Proceeds from revolving credit facility                                         9,731                    3,737
  Proceeds from issuance of preferred shares                                      3,478                        -
  Proceeds from issuance of common shares                                             -                      244
  Other liabilities                                                                 244                      (67)
                                                                          -------------          ---------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                                       5,049                    3,914

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                             461                     (420)
                                                                          -------------          ---------------
DECREASE IN CASH AND CASH EQUIVALENTS                                              (321)                  (4,414)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  2,835                    6,899
                                                                          -------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $       2,514          $         2,485
                                                                          =============          ===============

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

The financial statements for the periods ended December 31, 2001 and 2000 are unaudited and include all adjustments necessary to a fair presentation of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full year.


EBOOKMAN PROVISIONS

In February 2001, the Company began shipment of its new eBookMan product that had been in development for approximately one year. The consumer response to the retail versions of eBookMan was well below our expectations, resulting in substantially lower sales of eBookMan than were expected. As a result of the lower than expected sales, during the quarter ended September 30, 2001 the Company recorded provisions totaling $4,201 to reduce the carrying value of its eBookMan inventory and certain related assets and provide for price protection related to the eBookMan product.

As of December 31, 2001 the Company has eBookMan inventory and related assets with a total carrying value of approximately $6,964. The Company believes it will be able to recover this amount primarily through direct sales to businesses, sales in vertical markets, and sales to certain overseas customers. If this inventory is not sold, the Company may be required to take an additional write-down of eBookMan assets, which would not have any impact on the Company's cash position.

NOTES PAYABLE

In December 2001, the Company prepaid $8,404 of the outstanding principal amount of its Senior Notes and received a waiver of non-compliance with certain financial covenants. Funds for the prepayment came from the Company's Revolving Credit Facility. The remaining $2,000 principal balance of the Senior Notes is due on or before March 31, 2002.

                  FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


OPERATIONS

Under FAS No. 131 "Disclosure about Segments of an Enterprise and Related Information", the Company's operations are treated as one operating segment as it only reports profit and loss information on an aggregate basis to the chief operating decision maker of the Company. Information about the Company's product sales are as follows (in thousands):


                                           Three Months Ended                               Nine Months Ended
                              -------------------------------------------------------------------------------------------
                                              December 31,                                    December 31,
                              -------------------------------------------------------------------------------------------
Product Sales                          2001                    2000                   2001                     2000
-------------------------------------------------     -------------------------------------------------------------------
  Reference                               $18,339                 $17,098                $45,886                  $48,935
  Rolodex                                   4,423                   5,272                 10,521                   10,847
  eBookMan                                    522                       -                  1,600                        -
  Other                                         -                      65                      -                      215
-------------------------------------------------     -------------------     ------------------      -------------------
  Total Sales                             $23,284                 $22,435                $58,007                  $59,997
=================================================     ===================     ==================      ===================


Approximate foreign sources of revenues including export sales were as follows (in thousands):

                                           Three Months Ended                               Nine Months Ended
                              -------------------------------------------------------------------------------------------
                                              December 31,                                    December 31,
                              -------------------------------------------------------------------------------------------
Product Sales                           2001                    2000                  2001                     2000
-------------------------------------------------     -------------------------------------------------------------------
  Europe                                   $6,565                  $6,138                $14,424                  $16,192
  Other International                       2,336                   3,196                  5,281                    5,534


For the three and nine month periods ended December 31, 2001 and 2000, no customer accounted for more than 10% of the Company's revenues.

ISSUANCE OF PREFERRED STOCK

In April 2001, Dr. James H. Simons, the Company's Chairman of the Board, paid $3.5 million for 3,500 shares of the Company's Series A 10% Convertible Preferred Stock for which he had subscribed in March 2001. These shares are entitled to a liquidation preference of one-thousand dollars per share. An additional 267 shares have been issued through December 31, 2001 as dividends. For additional information regarding the Preferred Stock issue, refer to the financial statements included in the Company's Annual Report (Form 10-K) for the year ended March 31, 2001.

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

RESULTS OF OPERATIONS (in thousands)
Overview

The retail market for handheld eBook readers has not developed and grown as anticipated, resulting in substantially lower sales of eBookMan than were expected. Accordingly, the Company incurred, and reported in the second quarter, losses from operations of eBookMan and a write-down of inventory and certain retail marketing and promotion costs pertaining to eBookMan. As a result, the Company incurred a net loss of $6,450 for the nine-month period ended December 31, 2001. That loss is wholly attributable to eBookMan operations and the inventory write down, aggregating $9,098.

As of December 31, 2001 the Company has eBookMan inventory and related assets with a total carrying value of approximately $6,964. The Company believes it will be able to recover this amount primarily through direct sales to businesses, sales in vertical markets, and sales to certain overseas customers. If this inventory is not sold, the Company may be required to take an additional write-down of eBookMan assets, which would not have any impact on the Company's cash position.

Three months ended December 31, 2001 compared with three months ended December 31, 2000:

A comparative summary of the results of operations of the Company's core business (Reference and ROLODEX(R) Electronics products) and eBookMan product line is shown below.

                                     For the Quarter Ended                           For the Quarter Ended
                                       December 31, 2001                               December 31, 2000
                           -----------------------------------------       ------------------------------------------

                              Core        eBookMan            Total           Core         eBookMan             Total
                           ----------------------------------------        -------------------------------------------
SALES                      $  22,762       $  522           $ 23,284       $  22,435       $      -           $ 22,435
COST OF SALES                 11,833          417             12,250          12,795              -             12,795
                           ---------       ------           --------       ---------       --------           --------


GROSS MARGIN                  10,929          105             11,034           9,640              -              9,640



OPERATING EXPENSES             8,052          912              8,964           7,286          1,388              8,674
                           ---------       ------           --------       ---------       --------           --------
OPERATING INCOME (LOSS)        2,877         (807)             2,070           2,354         (1,388)               966
INTEREST AND OTHER              (688)                           (688)           (442)             -               (442)


                           ---------       ------           --------       ---------       --------           --------

NET INCOME (LOSS)          $   2,189       $ (807)          $  1,382       $   1,912       $ (1,388)          $    524
                           =========       ======           ========       =========       ========           ========


Net Sales

Sales of $23,284 for the quarter ended December 31, 2001 were 4% higher than sales of $22,435 last year as higher reference product sales of $1,241 and eBookMan sales of $522 were partially offset by a decrease of $849 in sales of ROLODEX(R) Electronics products.

Gross Margin

Gross Margin was $11,034 or 47% of sales in the current period compared with $9,640 or 43% of sales last year. The increase in gross margin percentage resulted primarily from a more favorable sales mix, with higher margin reference products comprising 81% of core business sales in the current quarter compared with 76% last year.

Operating Expenses

Total operating expenses increased to $8,964 compared with $8,674 in the prior period. Sales and marketing expenses increased by $71 to $5,676 from $5,605 primarily because of increased customer advertising allowances of $566 relating to the Company's core products, largely offset by a decrease of $431 in marketing expenses relating to eBookMan. Research and development expense increased by $383 to $1,181 from $798 in the prior period primarily because all costs relating to eBookMan have been expensed in the current quarter while $652 of costs for eBookMan software development were capitalized last year. General and administrative expenses were reduced to $2,107 from $2,271 in the prior period mainly due to a lower provision for bad debts of $103.

Other Income/Expense

Interest and other increased to $688 in the current year form $442 in the prior year as interest expense increased by $53 due to higher average debt levels, currency transaction losses net of investment income were up by $101 and other, net in the current year includes a write-off of $92 of deferred financing expense relating to the prepayment of $8,404 of the Company's Senior Notes.


Net Income (Loss)

Net income for the current quarter was $1,382 compared with net income of $524 last year. The Company's core Reference and ROLODEX(R) Electronics products business had net income of $2,189 for the current period compared with $1,912 last year while eBookMan losses were $807 in the current year compared with a loss of $1,388 last year.

Nine months ended December 31, 2001, compared with nine months ended December 31, 2000:

A comparative summary of operations for the Company's core business (Reference and ROLODEX(R) Electronics products) and eBookMan product lines is shown below.

                                              Nine Months Ended                                  Nine Months Ended

                                              December 31, 2001                                  December 31, 2000
                                --------------------------------------------      ------------------------------------------------
                                     Core         eBookMan         Total             Core            eBookMan           Total
SALES                           $    56,407    $      1,600*    $     58,007      $     59,997    $          -     $        59,997
COST OF SALES                        31,263           2,326           33,589            34,086               -              34,086
PROVISION FOR LOSS ON

 EBOOKMAN INVENTORY                       -           2,898            2,898                                                     -
                                -----------    ------------     ------------      ------------    ------------     ---------------
TOTAL COST OF SALES                  31,263           5,224           36,487            34,086               -              34,086
                                -----------    ------------     ------------      ------------    ------------     ---------------


GROSS MARGIN                         25,144          (3,624)          21,520            25,911               -              25,911


OPERATING EXPENSES                   21,298           4,759           26,057            20,309           2,675              22,984
                                -----------    ------------     ------------      ------------    ------------     ---------------
OPERATING INCOME (LOSS)               3,846          (8,383)          (4,537)            5,602          (2,675)              2,927
INTEREST AND OTHER                   (1,198)           (715)          (1,913)           (1,762)              -              (1,762)

                                -----------    ------------     ------------      ------------    ------------     ---------------
NET INCOME (LOSS)               $     2,648    $     (9,098)    $     (6,450)     $      3,840    $     (2,675)    $         1,165
                                ===========    ============     ============      ============    ============     ===============

     *After provisions for returns and price protection of $2,250.

Net Sales

Sales of $58,007 for the nine-month period ended December 31, 2001 were $1,990 or 3% lower than sales of $59,997 in the prior period. The primary reasons for the decline were a reduction $2,242 in European sales of reference products, caused by the weakening European economy and currencies, a decline of $650 in sales of reference products in the United States Medical and OEM divisions and a decline in licensing revenue of $396. These declines were partially offset by eBookMan sales of $1,600.

Gross Margin

Gross margin in the current period was $21,520 or 37% of sales compared with $25,911 or 43% of sales in the prior period. The current period includes the negative effects of accrued price protection and inventory write-downs related to the eBookMan product line totaling $3,614 or 6%. Gross margin on the Company's core Reference and ROLODEX(R) Electronics product lines was $25,144 or 45% for the nine months ended December 31, 2001 compared with $25,911 or 43% in the same period last year.

Operating Expenses

Total operating expenses increased to $26,057 from $22,984 in the prior period. The increase is attributable to higher sales and marketing expenses of $3,053 caused by an increase of $1,993 in eBookMan operations and $1,060 in the core business. The eBookMan increase consists primarily of advertising and promotion expenses of $1,505 while the core business increase is attributable to increased personnel expenses of $205 and increased customer advertising allowances of $768. Research and development expense increased to $3,194 compared with $2,791 in the prior period as lower expenses in the current year of $791 were offset primarily by a reduction of $1,095 in the amount of expense for eBookMan development which was capitalized. General and administrative expense was reduced to $6,659 in the current period from $7,042 in the prior period primarily because of a lower provision for bad debts of $308 and lower depreciation and amortization of $165.

Other Income/Expense

Interest and other increased to $1,913 in the current year form $1,762 in the prior year as interest expense increased by $54 due to higher average debt levels, and a write-off in the current period of $92 of deferred financing expense relating to the prepayment of $8,404 of the Company's Senior Notes.

Net Income (Loss)

There was a net loss of $6,450 in the current period compared with net income of $1,165 in the prior period. The current year's loss is wholly attributable to eBookMan operations and inventory write down aggregating $9,098. The Company's core Reference and ROLODEX(R) Electronics products business net income in the current period decreased by $1,192 to $2,648 from $3,840. The reduction in core business net income results from lower sales of $3,590 and higher operating expenses of $989 partially offset by lower interest expense and a higher gross margin percentage.

Changes In Financial Condition - December 31, 2001 compared with March 31, 2001

Inventories decreased to $17,381 from $20,879 at March 31 as the amount of core business inventory decreased to $12,481 from $12,550 while the carrying value of eBookMan inventory decreased to $4,900 from $8,329 at March 31, 2001. Accounts receivable increased to a seasonally higher level of $14,945 from $12,094 at March 31, 2001. Prepaid expenses decreased to $2,079 at December 31, 2001 from $2,798 at March 31, 2001 primarily due to the write-off of $587 of prepaid trade show and other expenses related to eBookMan.

Other assets increased from $29,703 to $30,394 as capitalized software development costs of $2,557 relating to the Company's new enterprise resource system were partially offset by net amortization of prior product development costs and licenses. Accounts payable and accrued expenses decreased to $12,560 from $13,647.

In December 2001, the Company prepaid $8,404, of the outstanding principal amount of its Senior Notes and received a waiver of non-compliance with certain financial covenants. Funds for the prepayment came from the Company's Revolving Credit Facility. The remaining $2,000 principal balance of the Senior Notes is due on or before March 31, 2002.

In April 2001, the Company received $3,500 in payment for the Convertible Preferred Stock that had been subscribed for in March 2001.

Liquidity and Capital Resources

The Company has a $25,000 secured Revolving Credit Facility with a commercial lender. In January 2002 the Company amended its agreement with the lender to extend this Credit Facility until December 7, 2004. As of December 31, 2001, the Company had outstanding borrowings of $13,795 under this facility and had a balance of $2,000 outstanding under its Senior Notes. The $2,000 balance of the Senior Notes is due on or before March 31, 2002.

Management believes that cash flow from operations and the secured Revolving Credit Facility will be adequate to provide for the Company's liquidity and capital needs for the foreseeable future. The Company has no material commitments for capital expenditures in the next twenty-four months.

PART II.

ITEM 3. DEFAULT UPON SENIOR SECURITIES - The Company prepaid $8,404 of the outstanding principal amount of its Senior Notes in December 2001 and received a waiver of non-compliance with certain financial covenants in connection with the Senior Notes. The Company has agreed to pay the remaining $2,000 principal balance of the Senior Notes on or before March 31, 2002.

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


                                 FRANKLIN ELECTRONIC PUBLISHERS,
                                          INCORPORATED
                                           Registrant


February 14, 2002                /s/  Barry J. Lipsky
-----------------                -----------------------------------------------
Date                             Barry J. Lipsky
                                 President and Chief Executive Officer
                                 (Duly Authorized Officer)


February 14, 2002                /s/  Arnold D. Levitt
-----------------                -----------------------------------------------
Date                             Arnold D. Levitt
                                 Senior Vice President
                                 Principal Financial and Accounting Officer
                                 (Duly Authorized Officer)