Form 10-K
period 2002-03-31
FRANKLIN ELECTRONIC PUBLISHERS INC
filed 2002-07-01
CIK 356841

[LOGO] Franklin(R)
Electronic Publishers
[LOGO] ANNUAL REPORT
March 31, 2002

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of
                                     1934

                   For the fiscal year ended March 31, 2002

                        Commission File Number 0-14841

                               -----------------

                        FRANKLIN ELECTRONIC PUBLISHERS,
                                 INCORPORATED
          (Exact name of the registrant as specified in its charter)

                   Pennsylvania                22-2476703
                  (State or other           (I.R.S. Employer
                  jurisdiction of          Identification No.)
                 incorporation or
                   organization)

             One Franklin Plaza, Burlington, New Jersey 08016-4907
                   (Address of principal executive offices)

                                (609) 386-2500
                        (Registrant's telephone number)

                               -----------------

     Securities registered pursuant to Section 12(b) of the Exchange Act:

                                     None

       Securities registered pursuant Section 12(g) of the Exchange Act:

                          Common Stock, no par value

                               -----------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of June 21, 2002, 7,946,882 shares of common stock of the registrant were outstanding and the aggregate market value of common stock held by non-affiliates was approximately $10,330,000.

The registrant's Proxy Statement for its 2002 annual meeting of shareholders is hereby incorporated by reference into Part III of this Form 10-K.

================================================================================

                 FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

                INDEX TO ANNUAL REPORT ON FORM 10-K FILED WITH
                    THE SECURITIES AND EXCHANGE COMMISSION
                           YEAR ENDED MARCH 31, 2002

                              ITEMS IN FORM 10-K

                                                                          PAGE
                                                                          ----
 PART I
  ITEM 1. BUSINESS.......................................................    1
  ITEM 2. PROPERTIES.....................................................   11
  ITEM 3. LEGAL PROCEEDINGS..............................................   11
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............   11
 PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS......................................................   11
  ITEM 6. SELECTED FINANCIAL DATA........................................   12
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS........................................   13
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................   19
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE.....................................   36
 PART III
 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............   37
 ITEM 11. EXECUTIVE COMPENSATION.........................................   38
 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT...................................................   38
 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................   39
 PART IV
 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K   40
 Signatures..............................................................   42

    Except for the historical information contained herein, the matters discussed throughout this report, including, but not limited to, those that are stated as Franklin's belief or expectation or preceded by the word "should" or words of similar impart are forward looking statements that involve risks to and uncertainties in Franklin's business, including, among other things, the timely availability and acceptance of new electronic books, organizers, and other electronic products, changes in technology, the impact of competitive electronic products, the management of inventories, Franklin's dependence on third party component suppliers and manufacturers, including those that provide Franklin-specific parts, and other risks and uncertainties that may be detailed from time to time in Franklin's reports filed with the Securities and Exchange Commission.

                                    PART I

ITEM 1.  BUSINESS

   Franklin Electronic Publishers, Incorporated ("Franklin" or the "Company") designs and develops handheld electronic information products, such as electronic books (sometimes known as "eBooks") and electronic organizers.

   The Company believes it is the world's largest designer, developer and publisher of handheld electronic books, having sold more than twenty-seven million units since 1986. The Company's electronic books are battery-powered devices that incorporate the text of a reference work, general literature or databases and permit the user to read selected portions on a display screen.
The Company owns or has licenses to publish and/or distribute in electronic format more than four thousand titles, including monolingual and bilingual dictionaries (such as Merriam-Webster's Tenth Collegiate Dictionary), the
Bible, encyclopedias (such as the Concise Columbia Encyclopedia), entertainment-oriented publications, educational publications, medical publications (such as the Physicians' Desk Reference(R)) and general literature.

   The Company marketed its first electronic book, the Spelling Ace(R), in 1986. The Company believes that the Spelling Ace was one of the first electronic books marketed in the United States. Beginning in 1987, Franklin began marketing increasingly sophisticated electronic versions of thesauruses and dictionaries and, in 1989, the Holy Bible.

   In 1996, the Company acquired certain assets of the ROLODEX(R) Electronics product line and the associated trademark license. Under this license, the Company acquired the right to build and market databanks and organizers under the ROLODEX(R) Electronics mark. During the quarter ended March 31, 2002, the Company recorded a non-cash charge of approximately $11.1 million to reflect the impairment of the value of the ROLODEX(R) Electronics mark.

   In 1999, the Company introduced at retail an eBook produced by a third party for downloading content from the Internet. That product introduction initiated the Company's strategy of providing content for downloading from the Internet for all handheld products. In 2001, the Company introduced at retail its eBookMan product, a handheld electronic multimedia eBook device ("eBookMan") for downloading multimedia content from the Internet.

   The Company has expended significant resources in connection with the development and introduction of the eBookMan product line. However, the retail market for handheld eBook readers has not developed and grown as anticipated, with sales to date of approximately 50,000 units, which is considerably less than was expected. During the year ended March 31, 2002, the Company incurred a loss of $14.8 million from eBookMan operations, including a write down of inventory and certain other assets of $9.9 million. As of March 31, 2002, the Company had inventory of eBookMan products with a carrying value of approximately $1.5 million; all other assets pertaining to eBookMan have been written off.

   In 2001, the Company formed a strategic alliance with Mobipocket, SA of Paris, France, which had been working on a cross platform solution of providing electronic content in a single file format to all portable and desktop devices. The Company believes this to be an important alliance, providing for Franklin's own proprietary, generally lower-priced devices to access more content but also enabling Franklin to leverage its content development and availability to include access to the more than 30 million personal digital assistant platforms and hundreds of millions of personal computers already in the market.

   The Company was incorporated in 1983 in the Commonwealth of Pennsylvania as the successor to a business commenced in 1981. The Company's principal executive offices are located at One Franklin Plaza, Burlington, New Jersey 08016-4907, and its telephone number is (609) 386-2500.

Competitive Advantages

   The Company believes that it has the following competitive advantages:

  . Efficient and Cost-Effective Manufacturing Process. Franklin controls the entire manufacturing process of its products, from design to sale, but does not own actual manufacturing facilities. This "virtual manufacturing" model enables the Company to produce its products in the most cost-effective manner by allowing the Company to outsource the manufacturing and assembly functions to third parties which meet the Company's cost and quality specifications. In this way, the Company maintains a high degree of flexibility and adaptability in its product sourcing operations with minimal capital invested.

  . Strong Share in Electronic Books. Franklin believes that it is the preeminent company in the handheld electronic reference market, with leading positions in the United States and key international markets. The Company believes that it has dominant market share in North America, Europe and Australia, as well as a major presence in the Middle East. Over the past fifteen years, Franklin has sold more than twenty-seven million units worldwide.

  . Breadth and Strength of Distribution. The Company distributes its products through 45,000 retail outlets in more than fifty countries and through the Internet and catalog mailings direct to customers. The Company also uses direct channels to serve multiple markets, such as the professional, educational and customized application markets. In the professional market, Franklin has achieved considerable success with its electronic format medical publications. In the educational market, the Company's electronic books are used in schools throughout the United States. Due to the success of its electronic Bible, the Company has also achieved substantial sales in the religious market, with Franklin products currently distributed through Christian-affiliated bookstores.

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

  . Long-standing Relationships and Licenses with Many Top Publishers. The Company has electronic rights to over 200 reference titles, including several versions of English and bilingual dictionaries,

      Bibles, and the Physicians' Desk Reference. The Company obtains its licenses from a variety of well-established publishers such as Merriam-Webster, Harper/Collins, and Bertelsmann. While many of these licenses are exclusive, all are supported by long-standing relationships with the publishers, providing Franklin with a significant competitive advantage. In the past year the Company has increased the scope of its license to publish and/or distribute e-Books to over 4,000 titles which include well known publishers such as St. Martin's Press, McGraw Hill, AOL Time Warner and others.

Business Strategies

   Franklin was the first, and strives to be the best, in electronic books. The Company's strategy to fulfill that mission is to leverage its leading market position by exploiting the following opportunities:

  . Consumer Driven Product Development and Marketing. While the Company has built strong distribution for its major products, it believes that further opportunities lie in its ability to take a more marketing driven approach to product development. The Company believes a better understanding of its customers will allow it to boost sales, lower costs, accelerate sell through at retail and lead to successful new product introductions. The Company is investigating ways to better market its North American products in the education, Hispanic, bible and travel markets. The Company is expanding its consumer research to better understand its customers' needs to be able to expand its solution-based product offerings in these markets.

  . Use of the Internet to Distribute Content to Handhelds. The Company distributes e-Books on its web page (franklin.com) and other third party websites in electronic form for downloading to a wide variety of leading handheld platforms, including to those using the Palm OS operating system and Microsoft Pocket PC/Windows CE operating system as well as to the Company's own handheld electronic books. In this way, the Company expects to leverage its expertise in refining reference data with its competitive advantages in developing and distributing handheld products to reach a broader installed base. The Company has developed an Internet-enabled hardware platform to provide for portable use of content delivered from the Company's website and other third party websites.

  . Continuing Upgrade of Core Products. The Company's core product line continues to represent the major portion of its revenue. Dictionaries, spell correctors and Bibles have been the Company's mainstream consumer electronics products. The Company intends to continue to upgrade and enhance its core products.

  . Investment in Marketing. The Company believes that a major opportunity lies in broadening consumer awareness of the handheld eBook category in order to generate mass market interest in the Company's products. To date, the Company has engaged in limited advertising on the national or local levels.

  . International Markets. The Company has had success in selling its products directly through wholly-owned, local subsidiaries in selected international markets, and through distributors in other markets. Because of the slowed growth in some international markets over the past two fiscal years, the Company is concentrating its sales efforts in key markets. The Company anticipates that its international sales will continue to provide a significant portion of its revenues.

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

      The Company has expended significant resources in connection with the development and introduction of its eBookMan product line, which commenced shipping in the fourth quarter of fiscal 2001. To date, consumer demand for eBookMan products has not met expectations. During the year ended March 31, 2002, Franklin incurred a loss of $14.8 million from eBookMan operations, including a write down of inventory and certain other assets of $9.9 million. As of March 31, 2002, the Company had inventory of eBookMan products with a carrying value of approximately $1.5 million. All other assets pertaining to eBookMan have been written off.

      As a result of declining sales of the Company's ROLODEX(R) Electronics products over the last several years, during the quarter ended March 31, 2002, the Company recorded a non-cash charge of approximately $11.1 million to reflect the impairment of the value of the ROLODEX(R) Electronics mark.

  . Inventory Management. The Company's lead times are necessarily long because of the custom nature of certain components and because most of its components are manufactured, and its platforms are assembled, in Asia. Accordingly, production and procurement planning are critically related to the Company's anticipated sales volume. Any significant deviation from projected future sales could result in material shortages or surpluses of inventory. Shortages could cause the Company's distribution base to shrink as customers turn to the Company's competitors. Inventory surpluses could cause cash flow and other financial problems, which might cause the Company to liquidate inventory at a loss as was the case with eBookMan products. There can be no assurance that the Company's forecasts of demand for its products will be accurate. Inaccurate forecasts, or unsuccessful efforts by the Company to cope with surpluses or shortages, could have a material adverse effect on the Company's business.

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

  . Dependence on Key Suppliers. Certain integrated circuits essential to the functioning of the Company's products are manufactured by a relatively small number of overseas suppliers. Missed, late or erratic deliveries of custom integrated circuits and other parts could materially adversely impact the timing of new product deliveries as well as the Company's ability to meet demand for existing products. If any one of the integrated circuit suppliers were unable to meet its commitments to the Company on a timely basis, such failure could have a material adverse effect on the Company's business.

  . Intellectual Property Rights. The Company owns utility and design patents in the United States and elsewhere on its electronic books. There can be no assurance (i) that the claims allowed under any patents will be sufficiently broad to protect the Company's technology, (ii) that the patents issued to the Company will not be challenged, invalidated or circumvented or (iii) as to the degree or adequacy of protection any patents or patent applications will afford. The Company also claims proprietary rights in various technologies, know-how, trade secrets and trademarks which relate to its principal products and operations, none of which rights is the subject of patents or patent applications in any jurisdiction. There can be no assurance as to the degree of protection these rights may or will afford the Company. One of the Company's patents is currently the subject of an action for declaratory judgment of non-infringement brought by one of the Company's competitors. See "Legal Proceedings."

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

  The Bible

   Franklin's electronic Holy Bible is a handheld edition of the entire text of the Bible, which allows for retrieval of text by searches based on single words, word groups or synonyms. For example, a search for the words "valley" and "shadow" will retrieve the Twenty-third Psalm. Because of its built-in ability to conduct full-text word searches, the Franklin Bible is a fully automated concordance. The Company sells the Bible on its BOOKMAN platform and on cards designed for use with its BOOKMAN platform. The Company sells both the King James and the New International versions of the Bible, as well as a children's version of the Bible, and markets a Bible question-and-answer card. The Company also sells a speaking version of its King James Bible.

  Medical Publications

   The Company develops and markets a broad range of titles for health care professionals for use on a variety of handheld platforms.

   The Pocket PDR(TM) Medical Book System comes with two card slots and a broad range of titles. The platform uses Franklin's proprietary microprocessor and has an 8-line screen which is particularly useful when accessing and viewing drug information monographs. Available book cards for the Pocket PDR(TM) Medical Book System include the Physicians' Desk Reference, The Merck Manual, The Washington Manual of Medical Therapeutics, The Medical Letter Handbook of Adverse Drug Interactions, and Griffith's Five-Minute Clinical Consult.

   In the 2001 fiscal year, the Company launched an eBookMan device targeted towards the healthcare community which is bundled with two leading drug references on multimedia memory cards (MMC): the 2001 Physicians' Desk Reference for physicians distributed by Medical Economics, a division of Thomson Healthcare, and the 2001 American Hospital Formulary Service distributed by the American Society of Health-System Pharmacists to hospital-based pharmacists. The 2002 Physicians' Desk Reference is available for eBookMan devices as a download from the Internet. The Company has developed a 2002 version of the card for the American Society of Health System Pharmacists.

   The Company's development of certain medical titles for use in a variety of handheld platforms continued during the 2002 fiscal year. Most titles available for the Medical Book System were developed for the Palm OS operating system, both as downloads and as Springboard modules for the Visor platform, as well as for the Microsoft Windows CE operating systems. The titles are available for download at franklin.com.

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

  International Titles

   The Company has developed and produced British English versions of its American English electronic reference products for international markets, particularly the United Kingdom and Australia. The Company has monolingual electronic reference products for the French market and eBook products for the German-speaking market. The Company has omnibus agreements for publishing electronic reference products with two major European publishers, Bertelsmann and Havas, under which Franklin has developed titles in handheld electronic platforms and ROM cards. Havas publishes dictionaries,thesauruses, encyclopedias and other works under the following well known French trademarks:
Le Robert, Larousse, Nathan, Dalloz, Masson and Bouquins.

   Through a Company subsidiary, Proximity Technology, Inc., the Company designs linguistic software that performs spelling error detection and correction, thesaurus and dictionary functions in conjunction with databases of words in 20 languages and dialects. The Company licenses this software for use in computers of all sizes, as well as on the Internet.

Electronic Organizers

   In 1997, the Company began to sell a line of organizers and databanks under the ROLODEX(R) trademark which had been licensed by the Company late in 1996. Since acquiring the ROLODEX(R) Electronics product line, the Company has updated and improved both low priced databanks, that allow users to store and retrieve names and telephone numbers, and higher priced and more advanced personal organizers, that can interface with desktop PCs. During the quarter ended March 31, 2002, the Company recorded a non-cash charge of approximately $11.1 million for the impairment of the value of the ROLODEX(R) Electronics mark.

Internet Enabled Content and Devices

   The Company offers versions of certain reference works, including the Physicians' Desk Reference and the Bible, from its website, franklin.com, for downloading to handheld devices using the Palm OS operating system and Microsoft Windows CE operating system. The three eBookMan models feature large 240x200 pixel displays that display 87% more information than today's most popular handhelds. Users can adjust the font size or switch the display to landscape mode for easy reading. All three models use natural handwriting recognition and include an eBook Reader, an audio book player, an MP3 compatible music player, an address book, a date book, a to-do book and a memo book. Each eBookMan model is equipped with a USB port for connection to a PC (an optional serial connection is also available) and features optional memory expansion through industry standard multimedia memory cards.

   The Company has expended significant resources in connection with the development and introduction of the eBookMan product line, which commenced shipping in the fourth quarter of fiscal 2001. However, the retail market for handheld eBook readers has not developed and grown as anticipated, with sales to date of approximately 50,000 units, which is considerably less than was expected. During the year ended March 31, 2002, the Company incurred a loss of $14.8 million from eBookMan operations including write down of inventory and certain other assets of $9.9 million. As of March 31, 2002, the Company had inventory of eBookMan products with a carrying value of approximately $1.5 million. All other assets pertaining to eBookMan have been written off.

Research And Development And Content Acquisition

   The Company has a group of approximately thirty persons that perform research and development relating to new electronic products as well as improvements to existing products. The Company focuses its hardware development efforts on creating new platforms.

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

  International Sales

   The Company sells its products worldwide through its wholly-owned local subsidiaries and a network of independent distributors. Franklin has subsidiaries in the United Kingdom, France, Canada, Germany, Mexico and Australia, that market and distribute the Company's products, including those specifically developed for these markets.

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

   Copyrights to certain word lists incorporated in the Company's electronic books are the property of the Company's licensors. The Company owns copyrights in certain programs and algorithms used in, as well as the compilations of, its electronic books. See "Legal Proceedings."

Competition

   The Company is the market leader for handheld electronic books. The Company's main domestic competitor in the electronic book category is Seiko Instruments USA Inc. ("Seiko"), which markets spelling correctors, thesauruses and dictionaries. The Company faces various degrees of competition at different price points in the consumer market. The Company's major competitor, Seiko, focuses primarily on the modestly- priced end of the market. The Company's main international competitors are Lexibook, which markets French monolingual spelling correctors, thesauruses and dictionaries in France, and Hexaglot, which markets German-centric bilinguals and translators in Germany.

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

Employees

   As of June 19, 2002, the Company employed approximately 145 persons in the United States, approximately 27 persons in Asia, and approximately 50 persons in international sales and marketing subsidiaries. None of the Company's employees is represented by a union. The Company believes its relations with its employees are satisfactory.

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

    Except for the historical information contained herein, the matters discussed throughout this report, including, but not limited to, those that are stated as Franklin's belief or expectation or preceded by the word "should" or words of similar impart are forward looking statements that involve risks to and uncertainties in Franklin's business, including, among other things, the timely availability and acceptance of new electronic books, organizers, and other electronic products, changes in technology, the impact of competitive electronic products, the management of inventories, Franklin's dependence on third party component suppliers and manufacturers, including those that provide Franklin-specific parts, and other risks and uncertainties that may be detailed from time to time in Franklin's reports filed with the Securities and Exchange Commission.

ITEM 2.  PROPERTIES

   The Company owns a 90,000 square foot corporate headquarters in Burlington, New Jersey. The Company believes this facility will satisfy its foreseeable needs for office, laboratory and warehousing space.

ITEM 3.  LEGAL PROCEEDINGS

   In April 2002, LeapFrog Enterprises, Inc. of Emeryville, California filed an action for declaratory judgment of non-infringement of the Company's United States Patent entitled "Word Spelling and Definition Educational Device." Franklin's patent, issued in 1993, covers electronic language skills teaching aid machines and systems to aid in the teaching of language skills, such as the Company's Homework Wiz(R) products. The Company believes that LeapFrog's filing for declaratory judgment will have no adverse financial effect on Franklin. In April 2002, the Company filed a patent infringement claim against LeapFrog alleging that LeapFrog's products infringe on the Company's patent.

   The Company is subject to other litigation from time to time arising in the ordinary course of its business. The Company does not believe that any such litigation is likely, individually or in the aggregate, to have a material adverse effect on the financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS--NONE

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Company's common stock is traded on the American Stock Exchange (the "AMEX") under the symbol "FEP." Prior to June 18, 2001, the Company's common stock was traded on the New York Stock Exchange (the "NYSE"). The following table sets forth the range of the high and low closing sales prices as reported by the NYSE and the AMEX, as applicable, for the last two fiscal years:

                                               Sales
                                          ---------------
                      Quarter Ended         High    Low
                      -------------       -------- ------
                      June 30, 2000......      9.5 5.3125
                      September 30, 2000.   12.375    7.5
                      December 31, 2000..   11.875   4.25
                      March 31, 2001..... 7.140625   3.00

                      June 30, 2001......     4.20   2.50
                      September 30, 2001.     2.60   1.20
                      December 31, 2001..     2.00   1.10
                      March 31, 2002.....     2.74   1.40

   The approximate number of holders of record of the common stock as of June 14, 2002 was 900.

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

                                                          Year Ended March 31,
                                             ----------------------------------------------
                                               2002      2001     2000     1999      1998
                                             --------  -------  -------  --------  --------
Statements Of Operations Data
Sales....................................... $ 71,025  $79,966  $97,078  $104,435  $100,747
Cost of Sales...............................   41,416   45,568   61,223    81,209    56,866
Write-down of eBookman Inventory and Product
  Costs.....................................    8,622       --       --        --        --
                                             --------  -------  -------  --------  --------
Gross Margin................................   20,987   34,398   35,855    23,226    43,881
                                             --------  -------  -------  --------  --------
Expenses:
 Sales and marketing........................   21,090   17,668   21,397    29,570    22,810
 Research and development...................    3,952    3,973    4,215     5,740     5,537
 General and administrative.................    9,456    9,752   11,746    20,283    12,912
 Trademark impairment.......................   11,147       --       --        --        --
                                             --------  -------  -------  --------  --------
   Total operating expenses.................   45,645   31,393   37,358    55,593    41,259
                                             --------  -------  -------  --------  --------
Operating Income (Loss).....................  (24,658)   3,005   (1,503)  (32,367)    2,622
 Interest expense...........................   (1,514)  (1,712)  (3,086)   (3,554)   (3,385)
 Interest and investment income.............      158      217      355       674     1,883
 Other, net.................................     (622)    (596)  (1,162)     (656)     (590)
 Gain on Sale of REX........................       --       --    8,072        --        --
                                             --------  -------  -------  --------  --------
Income (Loss) Before Income Taxes...........  (26,636)     914    2,676   (35,903)      530
Income Tax (Benefit) Provision..............       --       --       --    (5,712)     (899)
                                             --------  -------  -------  --------  --------
Net Income (Loss)........................... $(26,636) $   914  $ 2,676  $(30,191) $  1,429
                                             --------  -------  -------  --------  --------
Preferred Stock Dividend....................      267       --       --        --        --
                                             --------  -------  -------  --------  --------
Net Income (Loss) Applicable to Common
  Stockholders.............................. $(26,903) $   914  $ 2,676  $(30,191) $  1,429
                                             ========  =======  =======  ========  ========
Net Income (Loss) Per Common Share:
 Basic...................................... $  (3.38) $  0.12  $  0.34  $  (3.81) $   0.18
                                             ========  =======  =======  ========  ========
 Diluted.................................... $  (3.38) $  0.11  $  0.34  $  (3.81) $   0.18
                                             ========  =======  =======  ========  ========
Weighted Average Common Shares:
 Basic......................................    7,948    7,922    7,861     7,923     8,069
                                             ========  =======  =======  ========  ========
 Diluted....................................    7,948    8,217    7,931     7,923     8,156
                                             ========  =======  =======  ========  ========

                                                              At March 31,
                                             ----------------------------------------------
                                               2002      2001     2000     1999      1998
                                             --------  -------  -------  --------  --------
Balance Sheet Data
Working Capital.............................   12,164  $26,871  $20,777  $  4,142  $ 74,783
Total Assets................................   47,302   80,028   70,060   107,320   136,188
Long-term Liabilities.......................   11,459   13,947   11,690     1,541    45,089
Shareholders' Equity........................   24,308   50,278   46,138    43,045    74,746

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   For the year ended March 31, 2002, the Company incurred a net loss of $26.6 million, or $3.38 per share, compared with net income of $.9 million or $.12 per share, in the prior year. The current year's loss resulted primarily from a loss of $14.8 million from the Company's eBookMan(R) operations, a charge of $11.1 million for impairment of the value of the ROLODEX(R) Electronics trademark, severance accruals of $.5 million, consolidation and restructuring costs of European subsidiaries of $.5 million, and a prior year tax assessment in a Belgian subsidiary of $.3 million.

   Net income for the year ended March 31, 2001, was $.9 million, or $.12 per share, compared with net income of $2.7 million, or $.34 per share, in the prior year. Results for the year were negatively affected, in part, by a $2.6 million decrease in technology licensing revenue, a $5.4 million decline in sales of ROLODEX(R) Electronics organizer products, and a $2.2 million decrease in sales of reference products in the United Kingdom.

Results of Operations

   The following table summarizes the Company's historical results of operations as a percentage of sales for fiscal 2002, 2001, and 2000:

                                                    Year Ended March 31,
                                                 --------------------------
                                                   2002      2001     2000
                                                 -------   -------  -------
    Sales:
       Domestic................................. $46,657   $50,374  $64,075
       International............................  24,368    29,592   33,003
                                                 -------   -------  -------
           Total Sales.......................... $71,025   $79,966  $97,078
                                                 =======   =======  =======

    As a Percentage of Total Sales
       Domestic.................................    65.7      63.0     66.0
       International............................    34.3      37.0     34.0
                                                 -------   -------  -------
       Sales....................................   100.0%    100.0%   100.0%
       Cost of Sales............................    70.5      57.0     63.1
       Gross Margin.............................    29.5      43.0     36.9

    Expenses:
       Sales and Marketing......................    29.7      22.1     22.0
       Research and Development.................     5.6       5.0      4.3
       General and Administrative...............    13.3      12.2     12.1
       Trademark Impairment.....................    15.7        --       --
                                                 -------   -------  -------
           Total operating expenses.............    64.3      39.3     38.5
                                                 -------   -------  -------

    Operating Income (Loss).....................   (34.7)      3.8     (1.5)
       Interest expense.........................    (2.1)     (2.1)    (3.2)
       Interest and Investment income...........     0.2       0.3      0.4
       Other, net...............................    (0.9)     (0.7)    (1.2)
       Gain on sale of REX......................      --        --      8.3
                                                 -------   -------  -------

    Income (Loss) Before Income Taxes...........   (37.5)      1.1      2.8
    Income Tax (Benefit) Provision..............      --        --       --
                                                 -------   -------  -------
    Net Income (Loss)...........................   (37.5)      1.1      2.8
                                                 -------   -------  -------
    Preferred stock dividend....................    (0.4)       --       --
    Net income (loss) applicable to common stock   (37.9%)     1.1%     2.8%
                                                 =======   =======  =======

Year Ended March 31, 2002, Compared With Year Ended March 31, 2001

   A comparative summary of operations for the Company's core business (Reference and ROLODEX(R) Electronics products) and eBookMan product lines is shown below.

                                       Year Ended March 31, 2002   Year Ended March 31, 2001
                                     ----------------------------  -------------------------
                                       Core    eBookMan    Total     Core   eBookMan  Total
                                     --------  --------  --------  -------  -------- -------
Sales............................... $ 68,544  $  2,471  $ 71,025  $74,757  $ 5,209  $79,966
Cost of Sales.......................   38,566     2,850    41,416   41,135    4,433   45,568
Write-down of eBookMan Inventory and
  Product Costs.....................       --     8,622     8,622       --       --       --
                                     --------  --------  --------  -------  -------  -------
Total Cost of Sales.................   38,566    11,472    50,038   41,135    4,433   45,568
                                     --------  --------  --------  -------  -------  -------
Gross Margin........................   29,988    (9,001)   20,987   33,622      776   34,398

Operating Expenses..................   29,389     5,109    34,498   26,867    4,526   31,393
Trademark Impairment................   11,147        --    11,147       --       --       --
                                     --------  --------  --------  -------  -------  -------
                                       40,536     5,109    45,645   26,867    4,526   31,393
                                     --------  --------  --------  -------  -------  -------
Operating Income (Loss).............  (10,548)  (14,110)  (24,658)   6,755   (3,750)   3,005
Interest and Other..................   (1,263)     (715)   (1,978)  (2,091)      --   (2,091)
                                     --------  --------  --------  -------  -------  -------
Net Income (Loss)................... $(11,811) $(14,825) $(26,636) $ 4,664  $(3,750) $   914
                                     ========  ========  ========  =======  =======  =======

   Sales for the year ended March 31, 2002, were $71.0 million compared with $79.9 million in the prior year. The primary reasons for the decline in sales were lower European sales of $4.4 million ($3.1 million reference, $1.2 million eBookMan, and $.1 million other), a decrease of $1.9 million in Medical Division sales attributable to increased competition with lower hardware sales as the business shifted to downloading medical titles from the Internet, a reduction in Australian sales of $.6 million because of lower eBookMan sales, and lower U.S. consumer sales of Rolodex(R) Electronic products, $1.0 million, and eBookMan products, $.5 million.

   Gross margin in the current year was $21.0 million, or 29.5%, of sales compared with $34.4 million, or 43.0%, of sales in the prior period. The lower gross margin resulted primarily from the write-down of $8.6 million of eBookMan inventory and related product costs, $.5 million of eBookMan price protection and $4.3 million from lower sales. The gross margin on the Company's core reference and ROLODEX(R) Electronics product lines was $30.0 million, or 43.6%, compared with $33.6 million, or 44.9%, in the prior period. The higher gross margin percentage in the prior period resulted primarily from the absorption of $.7 million of overhead expense by the eBookMan products in that period. The core business gross margin was approximately the same in both periods without the allocation to eBookMan.

   Operating expenses increased to $34.5 million from $31.4 million last year. The increase was primarily attributable to an increase in selling expenses of $3.4 million to $21.1 million from $17.7 million resulting from higher advertising, promotion, and trade show expenses relating to eBookMan products of $1.0 million, an increase in salaries of $.9 million resulting primarily from $.5 million of severance pay, and higher staffing levels for eBookMan, increased core business advertising allowances of $.6 million, and the accrual of a prior year Belgian tax of $.3 million.

   Research and development expense was $4.0 million in both years. Last year's expense was net of $3.1 million of capitalized expenses while the current year's expense was net of $1.1 million of capitalized expenses.

   General and administrative expense decreased to $9.4 million from $9.7 million in the prior year. The decrease results primarily from lower salary and fringe expense of $.5 million, lower depreciation and amortization of $.2 million, and provision for bad debts of $.2 million offset by warehouse costs of $.2 million from outsourcing some European warehouses and increased professional fees of $.3 million necessitated by staff turnover in Europe in the current year. Prior year expenses were reduced as a result of a favorable settlement in litigation brought by the Company.

   Interest expense declined from $1.7 million in the year ended March 31, 2002 to $1.5 million for the year ended March 31, 2001 because of the prepayment of $8.4 million of 12-1/2% Senior Notes in December 2001 and then meeting credit needs with the Company's Revolving Credit Facility with an effective rate of 6%.

Year Ended March 31, 2001 Compared With Year ended March 31, 2000

   Sales for the year ended March 31, 2001 were $80 million compared with sales of $97.1 million in the prior year. During the year ended March 31, 2000 the Company sold its REX product line and discontinued its Rocket eBook product line, which accounted for sales of $6.1 million and $1.8 million, respectively, in the year ended March 31, 2000. The decrease in sales from the prior year is also attributable to a $2.6 million decrease in technology licensing revenue, a $5.4 million decline in sales of ROLODEX Electronics organizer products, a $2.2 million decrease in sales of reference products in the United Kingdom and a $.7 million decrease in sales by Voice Powered Technology International, Inc. ("VPTI"), the Company's 82% owned subsidiary. In addition, the continuing weakness in foreign currencies against the US dollar accounted for an approximately $3.0 million reduction in sales. These decreases were partially offset by $5.2 million of sales of eBookMan which was introduced in the fiscal year ended March 31, 2001.

   Gross margin for the year ended March 31, 2001 was $34.4 million, or 43%, compared with $35.9 million, or 37% in the prior year. The primary reasons for the gross margin percentage increase for the year ended March 31, 2001 were the inclusion in the prior year of an inventory writedown and price protection of $2.6 million in connection with the discontinued Rocket eBook product line and the incurrence in the prior year of costs associated with the transition to new upgraded reference and ROLODEX(R) Electronics product lines. In addition, during the year ended March 31, 2001, lower margin ROLODEX(R) Electronic products represented 16% of sales compared with 19% of sales in the prior period.

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

   Research and development expense in the year ended March 31, 2001 decreased to $4.0 million from $4.2 million in the prior year as a $1.1 million increase in personnel costs and a $.5 million increase in outside development costs were offset by the capitalization of $3.0 million (including $2.2 of capitalized costs relating to the new eBookMan platform) of research and development costs in the year needed March 31, 2001 compared with $1.5 million in the prior year.

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

Inflation and Currency Transactions

   Inflation had no significant effect on the operations of the Company for the three years ended March 31, 2002. However, competitive pressures and market conditions in the future may limit the Company's ability to increase prices to compensate for general inflation or increases in prices charged by suppliers.

   The Company's operating results may be affected by fluctuations in currency exchange rates. During the years ended March 31, 2001 and 2002, the Company entered into several foreign exchange forward contracts with financial institutions to limit its exposure to currency fluctuation loss on sales made by its European subsidiaries.

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

   The following table sets forth unaudited net sales for each of the Company's last twelve fiscal quarters:

                  Quarter Ended Quarter Ended Quarter Ended Quarter Ended
                     June 30    September 30   December 31    March 31
                  ------------- ------------- ------------- -------------
                                  (dollars in thousands)
      Fiscal 2002    $16,009       $18,714       $23,284       $13,018
      Fiscal 2001     17,052        20,511        22,434        19,969
      Fiscal 2000     19,936        30,445        31,397        15,300

Future Income Tax Benefits

   The Company has income tax benefits of $18.5 million which can be utilized against future earnings. Further, as a result of the VPTI acquisition, the Company has additional future income tax benefits of $9.3 million which can be utilized against future earnings of VPTI. The Company has provided an income tax valuation allowance of $22.1 million against these tax assets. The remaining $5.7 million balance represents the amount that the Company believes that it can reasonably expect to utilize in the foreseeable future.

Liquidity and Capital Resources

   The Company had cash and cash equivalents of $2.5 million at March 31, 2002 compared with $2.8 million at March 31, 2001.

   During the year ended March 31, 2002, the Company paid all of its 12-1/2% Senior Notes outstanding in the amount of $10.4 million.

   In March 2001, Dr. James H. Simons, the Company's Chairman of the Board, subscribed to 3,500 share of the Company's Series A 10% Convertible Preferred Stock ("Convertible Preferred Stock") in consideration for the payment of $3,500,000 which was made in April 2001. No placement agent was used in connection with this transaction. Each share of Convertible Preferred Stock has a stated value ("Stated Value") of one thousand dollars.

   The Convertible Preferred Stock may be converted at any time at the election of the holder thereof. Each share of Convertible Preferred Stock is initially convertible into that number of shares of common stock as is determined by dividing the Stated Value by $5 (the "Conversion Price") which amounts to 753,375 shares of common stock at the present time.

   If at any time while the Convertible Preferred Stock is outstanding the Company sells publicly or privately (i) shares of its common stock (other than any shares of common stock that may be issued pursuant to the Company's Restricted Stock Plan or any successor thereto or upon the exercise of any options theretofore or thereafter granted by the Company to employees, directors or consultants), (ii) securities convertible into shares of its common stock, or (iii) options or warrants (other than options issued to employees, directors or consultants) to purchase shares of its common stock or securities convertible into shares of its common stock at a sale, conversion, or exercise price per share, as the case may be, less than the Conversion Price then in effect, the Conversion Price shall be reset to the sale, conversion or exercise price per share, as the case may be.

   In December 1999, the Company entered into a $25 million secured financing facility which originally was scheduled to expire on December 7, 2002. In January 2002 the maturity of the secured financing facility was extended to December 7, 2004. Borrowings under the revolving credit facility bear interest at the bank's prime rate (4.75% at March 31, 2002) plus 3/4%, and the real property and equipment advances under the facility in the amount of $4.3 million bear interest at the rate of prime plus 1-1/2%. The facility contains certain financial covenants and restrictions on indebtedness, dividend payments, business combinations, and other related items. As of March 31, 2002, no amounts were available for paying dividends. Borrowings are collateralized by substantially all assets of the Company. As of March 31, 2002 the Company had an outstanding balance of $10.1 million under the facility and is in compliance with all covenants.

   Management believes that cash flow from operations and the secured financing facility will be adequate to provide for the Company's liquidity and capital needs for the foreseeable future.

   The Company has no material commitments for capital expenditures in the next twenty-four months.

Critical Accounting Policies and Estimates

   Management's discussion and analysis of financial condition and results of operations are based upon the Company's consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, the Company evaluates its estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company annually reviews its financial reporting and disclosure practices and accounting policies to ensure that its financial reporting and disclosures provide accurate and transparent information relative to the current economic and business environment. The Company believes that of its significant accounting policies (see summary of significant accounting policies more fully described on Note 2 of notes to our consolidated financial statements), the following policies involve a higher degree of judgment and/or complexity:

   eBookman assets--The Company periodically reviews the eBookman assets relative to physical and historical factors, economic factors and industry trends. During the year ended March 31, 2002, the Company recorded a write-down of eBookman assets in the amount of $9,874. As of March 31, 2002 the Company had inventory of eBookman products with a carrying value of approximately $1.5 million. All other assets pertaining to eBookman have been written off.

   Asset impairment--In assessing the recoverability of the Company's fixed assets, goodwill and other non-current assets, the Company considers changes in economic conditions and makes assumptions regarding estimated future cash flows and other factors. During the year ended March 31, 2002, the Company recorded a charge for impairment in value of its ROLODEX(R) Electronics trademark of $11,147.

Recent Accounting Pronouncements

   In June 2001, The Financial Accounting Standards Board (FASB) issued SFAS No.141, Business Combinations, and SFAS No.142, Goodwill and Other Intangible Assets. The Company is required to adopt SFAS No.141 for all business combinations completed after June 30, 2001. This standard requires that business combinations initiated after June 30, 2001, be accounted for under the purchase method. Goodwill and other intangible assets that resulted from business combinations before July 1, 2001, must be reclassified to conform to the requirements of SFAS No. 142, as of the statement adoption date.

   The Company will adopt SFAS No.142 at the beginning of April 2002 for all goodwill and other intangible assets recognized in the Company's statement of financial position as of April 1, 2002. This standard changes the accounting for goodwill from an amortization method to an impairment-only approach, and introduces a new model for determining impairment charges.

   The Company estimates that the implementation of these standards will reduce amortization expense by approximately $300 per year. The Company will no longer amortize goodwill.

   The Company's Intangible Assets are stated at fair value after an impairment charge as stated in Note 2.

   Additionally, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" during 2001. SFAS No. 143 related to obligations which generally are incurred in connection with the ownership of real property. SFAS No. 144 superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No.30, "Reporting the Results of Operations and Transactions," "Reporting the Effects of Disposal of a Segment of a Business," and "Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS No. 144 also amended Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company believes the adoption of these standards will have no material impact on its financial condition, results of operations or cash flows.

   In April 2002, the FASB issued SFAS No. 145. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements. The Company does not expect this Statement to have any material impact on its financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                             Page
                                                             ----
              Independent Auditor's Report..................  20
              Consolidated Statements of Operations
                  Years ended March 31, 2002, 2001 and 2000.  21
              Consolidated Balance Sheets
                  March 31, 2002 and 2001...................  22
              Consolidated Statements of Cash Flows
                  Years ended March 31, 2002, 2001 and 2000.  23
              Consolidated Statement of Shareholders' Equity
                  Years ended March 31, 2002, 2001 and 2000.  24
              Notes to Consolidated Financial Statements
                  Years ended March 31, 2002, 2001 and 2000.  25

                         INDEPENDENT AUDITORS' REPORT

Shareholders and Directors of
Franklin Electronic Publishers, Incorporated
Burlington, New Jersey 08016

   We have audited the accompanying consolidated balance sheets of Franklin Electronic Publishers, Incorporated and subsidiaries as of March 31, 2002 and March 31, 2001 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years ended March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklin Electronic Publishers, Incorporated and subsidiaries as of March 31, 2002 and March 31, 2001, and the results of its operations and cash flows for each of the three years ended March 31, 2002 in conformity with accounting principles generally accepted in the United States.

                                                     /s/RADIN, GLASS & CO., LLP
                                                   Certified Public Accountants

New York, New York
June 12, 2002

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands, except for per share data)

                                                       Year Ended March 31,
                                                    --------------------------
                                                      2002      2001     2000
                                                    --------  -------  -------
Sales.............................................. $ 71,025  $79,966  $97,078
Cost of Sales......................................   41,416   45,568   61,223
Write-down of eBookMan Inventory and product costs.    8,622       --       --
                                                    --------  -------  -------
Gross Margin.......................................   20,987   34,398   35,855
                                                    --------  -------  -------
Expenses:
   Sales and marketing.............................   21,090   17,668   21,397
   Research and development........................    3,952    3,973    4,215
   General and administrative......................    9,456    9,752   11,746
   Trademark impairment............................   11,147       --       --
                                                    --------  -------  -------
       Total operating expenses....................   45,645   31,393   37,358
                                                    --------  -------  -------
Operating Income (Loss)............................  (24,658)   3,005   (1,503)

   Interest expense................................   (1,514)  (1,712)  (3,086)
   Interest and investment income..................      158      217      355
   Other, net......................................     (622)    (596)  (1,162)
   Gain on Sale of REX.............................       --       --    8,072
                                                    --------  -------  -------
Income (Loss) Before Income Taxes..................  (26,636)     914    2,676
Income Tax (Benefit) Provision.....................       --       --       --
                                                    --------  -------  -------
Net Income (Loss).................................. $(26,636) $   914  $ 2,676
                                                    --------  -------  -------
Preferred Stock Dividend...........................      267       --       --
                                                    --------  -------  -------
Net Income (Loss) Applicable To Common Stockholders $(26,903) $   914  $ 2,676
                                                    ========  =======  =======
Net Income (Loss) Per Common Share:
   Basic........................................... $  (3.38) $  0.12  $  0.34
                                                    ========  =======  =======
   Diluted......................................... $  (3.38) $  0.11  $  0.34
                                                    ========  =======  =======
Weighted Average Common Shares:
   Basic...........................................    7,948    7,922    7,861
                                                    ========  =======  =======
   Diluted.........................................    7,948    8,217    7,931
                                                    ========  =======  =======

                See notes to consolidated financial statements.

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                          March 31,
                                                                                      -----------------
                                                                                        2002      2001
                                                                                      --------  -------
                                       Assets
Current Assets:
   Cash and cash equivalents (Note 3)................................................ $  2,497  $ 2,835
   Accounts receivable, less allowance for doubtful accounts of $1,112 and $1,161....    6,932   12,094
   Preferred stock subscriptions receivable..........................................       --    3,500
   Inventories (Note 4)..............................................................   11,107   20,879
   Income tax receivable.............................................................      809      568
   Prepaids and other assets.........................................................    2,354    2,798
                                                                                      --------  -------
   Total Current Assets..............................................................   23,699   42,674
                                                                                      --------  -------
Property and Equipment (Note 5)......................................................    6,988    7,651
                                                                                      --------  -------
Other Assets:
   Deferred income tax asset (Note 12)...............................................    5,700    5,700
   Trademark (Note 2)................................................................    2,263   13,798
   Advance royalties and licenses....................................................      580    1,341
   Software development costs........................................................    2,583    5,509
   Other assets (Note 6).............................................................    5,489    3,355
                                                                                      --------  -------
   Total Other Assets................................................................   16,615   29,703
                                                                                      --------  -------
   Total Assets...................................................................... $ 47,302  $80,028
                                                                                      ========  =======
                        Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts payable and accrued expenses (Note 7).................................... $ 11,409  $13,647
   Notes payable (Note 8)............................................................       --    2,000
   Current portion of long-term liabilities--Other...................................       35      156
                                                                                      --------  -------
   Total Current Liabilities.........................................................   11,444   15,803
                                                                                      --------  -------
Long-Term Liabilities (Note 8):
   Notes payable.....................................................................       --    8,329
   Revolving credit facility.........................................................   10,138    4,064
   Other liabilities.................................................................    1,412    1,554
                                                                                      --------  -------
   Total Long-Term Liabilities.......................................................   11,550   13,947
                                                                                      --------  -------
Shareholders' Equity (Note 11):
   Preferred stock, $2.50 par value, authorized 10,000,000 shares, 3,767 issued and
     outstanding ($3,767 liquidation value)..........................................    3,745       --
   Preferred stock subscribed........................................................       --    3,500
   Common stock, no par value, authorized 50,000,000 shares, issued and outstanding,
     7,946,882 and 7,952,882 shares..................................................   49,978   49,658
   Retained earnings (deficit).......................................................  (28,255)  (1,352)
   Foreign currency translation adjustment (Note 2)..................................   (1,160)  (1,528)
                                                                                      --------  -------
   Total Shareholders' Equity........................................................   24,308   50,278
                                                                                      --------  -------
Total Liabilities and Shareholders' Equity........................................... $ 47,302  $80,028
                                                                                      ========  =======

                See notes to consolidated financial statements.

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)

                                                                                    Year Ended March 31,
                                                                                ---------------------------
                                                                                  2002      2001     2000
                                                                                --------  -------  --------
Cash Flows From Operating Activities:
   Net Income (Loss)........................................................... $(26,636) $   914  $  2,676
   Adjustments to Reconcile Net Income (Loss)
   To Net Cash Provided by Operating Activities
      Depreciation and amortization............................................    5,282    5,228     6,092
      Non-cash interest expense................................................       75      180       150
      Provision for losses on accounts receivable..............................      330      201       739
      Provision for inventory revaluation......................................       --       --     2,350
      Provision for eBookMan inventory, assets and obligations.................    9,874                 --
      Loss (gain) on disposal of property and equipment........................      (64)       5        60
      Trademark write-down.....................................................   11,147       --        --
      Stock options issued for services........................................      314      255        75
      Gain on sale of REX......................................................       --       --    (8,072)
      Source (use) of cash from change in operating assets and liabilities:
          Accounts receivable..................................................    4,907   (1,407)    5,597
          Inventories..........................................................    3,508   (7,145)    3,074
          Prepaids and other assets............................................     (458)  (1,806)    4,694
          Accounts payable and accrued expenses................................   (2,698)   3,572    (8,012)
       Other, net..............................................................      (23)      (4)      678
                                                                                --------  -------  --------
   Net Cash Provided by (Used in) Operating Activities.........................    5,558       (7)   10,101
                                                                                --------  -------  --------
Cash Flows From Investing Activities:
   Purchase of property and equipment..........................................   (1,089)  (1,735)   (1,203)
   Proceeds from sale of property and equipment................................      289       --        33
   Software development costs..................................................   (1,116)  (3,052)   (1,500)
   Proceeds from sale of REX line..............................................       --       --    12,619
   Redemption of investments in limited partnerships...........................       --       --     6,045
   Enterprise Resource system costs............................................   (3,240)    (369)       --
   Change in other assets......................................................      (24)    (429)     (842)
                                                                                --------  -------  --------
   Net Cash Provided by (Used in) Investing Activities.........................   (5,180)  (5,585)   15,152
                                                                                --------  -------  --------
Cash Flows From Financing Activities:
   Principal payments of mortgage..............................................       --       --    (3,479)
   Principal payments of Senior Notes..........................................  (10,404)  (2,000)  (28,000)
   Proceeds from revolving credit facility.....................................    6,074    4,064
   Proceeds from issuance of common shares.....................................       --      244       154
   Proceeds from issuance of preferred shares..................................    3,478       --        --
   Other liabilities...........................................................     (233)      14        38
                                                                                --------  -------  --------
   Net Cash (Used in) Provided by Financing Activities.........................   (1,085)   2,322   (31,287)
                                                                                --------  -------  --------
Effect of Exchange Rate Changes on Cash........................................      369     (794)       63
                                                                                --------  -------  --------
Decrease in Cash and Cash Equivalents..........................................     (338)  (4,064)   (5,971)
Cash and Cash Equivalents at Beginning of Period...............................    2,835    6,899    12,870
                                                                                --------  -------  --------
Cash and Cash Equivalents at End of Period..................................... $  2,497  $ 2,835  $  6,899
                                                                                ========  =======  ========
Supplemental Data:
   Cash paid during the year:
      Income taxes............................................................. $     12  $    20  $ (3,077)
      Interest................................................................. $  1,439  $ 1,532  $  2,674

                See notes to consolidated financial statements.

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     (in thousands, except for share data)

                                                                                           Accumulated
                                                Common Stock    Preferred Stock               Other         Total
                                             ------------------ -------------   Retained  Comprehensive Shareholders'
                                               Shares   Amount  Shares  Amount  Earnings     Income*       Equity
                                             ---------  ------- ------  ------  --------  ------------- -------------
Balance--March 31, 1999..................... 7,832,955  $48,784    --   $   --  $ (4,942)    $  (797)     $ 43,045
  Issuance of common shares under employee
   stock option plan........................    40,259      153                       --          --           153
  Issuance of shares and amortization of
   deferred compensation expense for shares
   issued for services (unearned portion
   $47).....................................    19,250       16                       --          --            16
  Value of stock options granted............        --       75                       --          --            75
  Shares issued under banked vacation stock
   plan.....................................    22,476      110                       --          --           110
  Income for the period.....................        --       --                    2,676          --         2,676
  Foreign currency translation adjustment...        --       --                       --          63            63
                                             ---------  ------- -----   ------  --------     -------      --------
Balance--March 31, 2000..................... 7,914,940   49,138    --       --    (2,266)       (734)       46,138
                                             =========  ======= =====   ======  ========     =======      ========
  Issuance of common shares under employee
   stock option plan........................    37,942      244                       --          --           244
  Issuance of shares and amortization of
   deferred compensation expense for shares
   issued for services (unearned portion
   $26).....................................        --       21                       --          --            21
  Value of stock options granted............        --      255                       --          --           255
  Preferred stock subscribed................                    3,500    3,500                               3,500
  Income for the period.....................        --       --                      914          --           914
  Foreign currency translation adjustment...        --       --                       --        (794)         (794)
                                             ---------  ------- -----   ------  --------     -------      --------
Balance--March 31, 2001..................... 7,952,882   49,658 3,500    3,500    (1,352)     (1,528)       50,278
                                             =========  ======= =====   ======  ========     =======      ========
  Issuance of shares and amortization of
   deferred compensation expense for shares
   issued for services (unearned portion
   $4)......................................    (6,000)       6                       --          --             6
  Value of stock options granted............        --      314                       --          --           314
  Preferred stock dividend..................                      267      267      (267)                       --
  Costs incurred in issuance of preferred
   stock....................................                               (22)                                (22)
  Loss for the period.......................        --       --                  (26,636)         --       (26,636)
  Foreign currency translation adjustment...        --       --                       --         368           368
                                             ---------  ------- -----   ------  --------     -------      --------
Balance--March 31, 2002..................... 7,946,882  $49,978 3,767   $3,745  $(28,255)    $(1,160)     $ 24,308
                                             =========  ======= =====   ======  ========     =======      ========

--------
* Comprehensive income, i.e., net income (loss), plus, or less, the change in foreign currency balance sheet translation adjustments, totaled ($26,268) in 2002, $120 in 2001, and $2,739 in 2000.

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

  Trademark

   The ROLODEX(R) Electronics trademark is carried at fair value, which was determined by the discounted cash flow method. During the year ended March 31, 2002, the Company recorded a charge for impairment in value of the trademark of $11,147.

  Other Assets

   Other Assets primarily includes Goodwill and Enterprise Resource System Software. Goodwill of purchased businesses is recorded at cost less amortization through March 31, 2002. Enterprise Resource System Software is being amortized over its estimated useful life.

  Freight Billed

   The Company recognizes amounts billed to a customer in a sale transaction related to shipping and handling as revenue earned for the goods provided and is classified as sales revenue.

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

                (In thousands, except share and per share data)


  Revenue

   The Company recognizes revenue when it is realized. The Company considers revenue realized when the product has been shipped or the services have been provided to the customer, and collectibility is reasonably assured. The Company's sales are made with right of return or exchange for defective products within one year from the original retail purchase. Revenue is reduced for estimated customer returns and other allowances. The Company provides for the cost of refurbishing returned products.

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

  Software Development Costs

   The capitalization of such costs and the related amortization is in accordance with SFAS No. 86. Software costs, which are capitalized after technological feasibility is established, totaled $1,083, $3,052 and $1,500 for the fiscal years ended March 31, 2002, 2001, and 2000, respectively.

   Amortization included in the accompanying Consolidated Statement of Operations for fiscal years ended March 31, 2002, 2001, and 2000, was $4,034, $2,025 and $1,989, respectively. Amortization for the year ended March 31, 2002 includes a writedown of eBookMan related costs of $1,760.

  Advertising Costs

   Advertising costs are expensed as incurred except for direct response advertising, the costs of which are deferred and amortized over the period the related sales are recorded.

  Fair Value of Financial Instruments

   The carrying amounts reported in the balance sheet for cash, trade receivables, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. The carrying amount of the Company's borrowings under the Senior Notes and revolving credit facility approximates fair value.

  Foreign Currency Translation

   Unrealized gains and losses resulting from translating foreign subsidiaries' assets and liabilities into U.S. dollars are deferred in an equity account on the balance sheet until such time as the subsidiary is sold or liquidated.

   As of March 31, 2002 the Company had one outstanding foreign exchange contract entered into with a financial institution to limit its exposure to loss, resulting from fluctuations in the value of the Euro. The market value of this contract was $(29) on March 31, 2002 and a loss for the same amount was recorded during the

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

                (In thousands, except share and per share data)

period. The duration of these contracts does not exceed one year. As of March 31, 2001 the Company had three outstanding foreign exchange contracts with a market value of $74.

  Accounting for Long-Lived Assets

   The Company reviews long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. At March 31, 2002, the Company believes that there has been no impairment of its long-lived assets other than the trademark asset referred to above.

  Income Taxes

   The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates in effect in the years in which the differences are expected to reverse.

  Earnings (Loss) Per Share

   Earnings (Loss) per common share are computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. The earnings per common share computation, assuming dilution, gives effect to all potential dilutive common shares during the period. The computation assumes that the outstanding stock options and warrants were exercised and that the proceeds were used to purchase common shares of the Company.

  Stock Based Compensation

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

3.  Cash and Cash Equivalents

   The Company classifies as cash equivalents highly liquid investments with maturities of less than ninety days.

4.  Inventories

   Inventories consist of:

                                            March 31,
                                         ---------------
                                          2002    2001
                                         ------- -------
                       Finished products $ 8,950 $16,033
                       Component parts..   2,157   4,846
                                         ------- -------
                                         $11,107 $20,879
                                         ======= =======

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

                (In thousands, except share and per share data)


5.  Property and Equipment

   Property and equipment consist of:

                                                        March 31,
                                                     ---------------
                                                      2002    2001
                                                     ------- -------
           Land..................................... $   803 $   843
           Building and improvements................   5,353   5,599
           Furniture and equipment..................   7,174   7,040
           Tooling..................................   6,388   5,766
           Computer software purchased..............   2,459   2,366
                                                     ------- -------
                                                      22,177  21,614
           Accumulated depreciation and amortization  15,189  13,963
                                                     ------- -------
                                                     $ 6,988 $ 7,651
                                                     ======= =======

6.  Other Assets

   Other Assets consist of:

                                                     March 31,
                                                   -------------
                                                    2002   2001
                                                   ------ ------
               Trademarks & Patents............... $  261 $  336
               Goodwill...........................  1,408  1,842
               Enterprise Resource System Software  3,175    369
               Other..............................    645    808
                                                   ------ ------
                                                   $5,489 $3,355
                                                   ====== ======

7.  Accounts Payable and Accrued Expenses

   Accounts payable and accrued expenses consist of:

                                                             March 31,
                                                          ---------------
                                                           2002    2001
                                                          ------- -------
       Trade accounts payable............................ $ 3,324 $ 7,125
       Accrued payroll, bonus, payroll benefits and taxes   2,015   1,811
       Accrued restructuring costs.......................      --      37
       Accrued sales allowances..........................   2,357   1,553
       Accrued royalties.................................     346     555
       Accrued expenses - other..........................   3,367   2,566
                                                          ------- -------
                                                          $11,409 $13,647
                                                          ======= =======

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

                (In thousands, except share and per share data)


8.  Long-Term Liabilities

   Long-term liabilities consist of:

                                                March 31,
                                             ---------------
                                              2002    2001
                                             ------- -------
                   Senior Notes payable.....      -- $10,329
                   Revolving credit facility $10,138   4,064
                   Other....................   1,447   1,710
                                             ------- -------
                                              11,585  16,103
                   Less current portion.....      35   2,156
                                             ------- -------
                                             $11,550 $13,947
                                             ======= =======

   During the year ended March 31, 2002, the Company prepaid all of its Senior Notes in the amount of $10,404.

   The maturities of long-term liabilities for the five years after March 31, 2002 are as follows:

                              Years Ending March 31,
                              -------------------
                              2003..     35 2006 28
                              2004..     28 2007 28
                              2005.. 10,166

   In December 1999, the Company entered into a $25,000 secured financing facility which originally expired on December 7, 2002. In January 2002 the maturity of the secured financing facility was extended to December 7, 2004. Borrowings under the facility bear interest at the bank's prime rate (4.75% at March 31, 2001) plus 3/4%, the real property and equipment advances under the facility in the amount of $4,313 bear interest at the rate of prime plus 1-1/2%. The facility contains certain financial covenants and restrictions on indebtedness, dividend payments, business combinations, and other related items. As of March 31, 2002 no amounts were available for paying dividends. Borrowings are collateralized by substantially all assets of the Company. As of March 31 2002 the Company had an outstanding balance of $10,138 under the facility and is in compliance with all covenants.

9.  Advertising and Media Costs

   Advertising costs for the years ended March 31, 2002, 2001 and 2000 were $6,611, $5,725 and $6,412, respectively. Deferrals of direct response advertising were not material.

10.  Commitments

  Lease Commitments

   Rent expense under all operating leases was $795, $866 and $1,111 for the years ended March 31, 2002, 2001 and 2000, respectively. The future minimum rental payments to be made under non-cancellable operating leases, principally for facilities, as of March 31, 2002 were as follows:

                              Years Ending March 31,
                              --------------------
                              2003.. $394  2006 $112
                              2004.. $319  2007 $112
                              2005.. $ 234

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

11.  Shareholders' Equity

  Restricted Stock Plan and Unearned Portion of Common Stock Issued for Services

   The Company maintains a Restricted Stock Plan which provides for the grant of shares of common stock for services. The shares are subject to a restriction on transfer which requires the holder to remain employed by the Company for up to three years in order to receive the shares. As of March 31, 2002 under the Plan, 12,450 shares of common stock were available for distribution by the Board of Directors.

  Employee Stock Options

   Under the 1998 Plan, 2,500,000 shares of common stock have been reserved for issuance. The Plan authorizes the Company to grant options to purchase shares of common stock to key employees, consultants and outside directors of the Company.

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

   During the years ended March 31, 2002 and 2001, respectively, the company granted 100,000 and 74,500 options to persons performing consulting services for the company. The options were valued at a total of $207 and $437 using the Black-Scholes option-pricing model with the expense being amortized over the vesting period of the options. The current year's results of operations include $314 of expense related to these options.

  Accounting for Employee Stock Options

   No compensation expense is recognized for options granted at fair market value in the results of operations for its stock option plan. For disclosure purposes, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock options granted during the years ended March 31, 2002, 2001, and 2000, respectively: annual dividends of $0.00 for all years, expected volatility of 85.8%, 110.8%, and 116.0%, risk-free interest rate of 4.6%, 5.8% and 5.8% and expected life of five years for all grants. The number of shares granted, the weighted-

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

                (In thousands, except share and per share data)

average exercise price and weighted average fair value of the stock options granted during the years ended March 31, 2002, 2001, and 2000 was as follows:

                                                          Weighted- Weighted-
                                                 Number    Average   Average
                                                of Shares Exercise    Fair
                                                 Granted    Price     Value
                                                --------- --------- ---------
   Year ended March 31, 2000:
      Exercise price equals market value.......  217,000    $5.71     $4.75
      Exercise price greater than market value.  489,000    $4.00     $2.38
      Exercise price less than market value....   27,000    $5.69     $4.95
                                                 -------    -----     -----
                                                 733,000    $4.57     $3.17
                                                 =======    =====     =====
   Year ended March 31, 2001:
      Exercise price equals market value.......  554,354    $7.35     $6.07
      Exercise price greater than market value.   84,000    $8.50     $4.26
      Exercise price less than market value....   25,000    $6.81     $8.70
                                                 -------    -----     -----
                                                 663,354    $7.47     $5.94
                                                 =======    =====     =====
   Year ended March 31, 2002
      Exercise price equals market value.......  399,053    $2.22     $1.59
      Exercise price greater than market value.  528,714    $3.78     $1.28
                                                 -------    -----     -----
                                                 927,767    $3.11     $1.42
                                                 =======    =====     =====

   If the Company recognized compensation cost for the employee stock option plan in accordance with SFAS No. 123, the Company's pro-forma net income (loss) and earnings (loss) per share would have been $(28.1) million and $(3.54) in 2002, $(0.2) million and $(0.02) in 2001, and $1.5 million and $.19 in 2000.

   The following table summarizes the changes in options outstanding and the related price ranges for shares of common stock:

                                                Stock Options
                                         ---------------------------
                                                    Weighted Average
                                           Shares    Exercise Price
                                         ---------  ----------------
           Outstanding at March 31, 1999 1,589,730       15.13
              Granted...................   733,000        4.57
              Exercised.................   (40,259)       3.81
              Expired or cancelled......  (553,763)      20.24
                                         ---------
           Outstanding at March 31, 2000 1,728,708        9.28
              Granted...................   663,354        7.47
              Exercised.................   (37,942)       7.08
              Expired or cancelled......  (227,275)      10.74
                                         ---------
           Outstanding at March 31, 2001 2,126,845        8.60
              Granted...................   927,767        3.11
              Exercised.................        --          --
              Expired or cancelled......  (411,138)       8.66
                                         ---------
           Outstanding at March 31, 2002 2,643,474        6.66
                                         =========

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

                (In thousands, except share and per share data)


   The following table summarizes information about stock options outstanding at March 31, 2002:

                            Options Outstanding                Options Exercisable
                ------------------------------------------- --------------------------
                            Weighted Average    Weighted                   Weighted
   Range of       Number       Remaining        Average       Number       Average
Exercise Prices Outstanding Contractual Life Exercise Price Exercisable Exercise Price
--------------- ----------- ---------------- -------------- ----------- --------------
 $ 1.30-$ 2.80     338,553        9.51           $ 2.09             --      $   --
   3.01-  3.50     450,214        9.91           $ 3.48             --      $   --
   4.00-  4.88     426,263        6.81           $ 4.11        217,910      $ 4.05
   5.00-  6.81     325,000        6.18           $ 5.56        129,375      $ 5.79
   7.50            404,951        7.78           $ 7.50        186,238      $ 7.58
   8.50- 11.81     393,641        5.24           $ 9.83        376,016      $ 9.78
  12.38- 31.63     304,852        3.31           $16.02        304,852      $16.02
                 ---------                                   ---------
 $ 1.30-$31.63   2,643,474                                   1,214,391
                 =========                                   =========

   Options exercisable and the weighted average exercise price at March 31, 2001 and March 31, 2000 were 1,066,241 options and $10.90, and 927,042 options and $12.44, respectively.

   Effective March 31, 2001 the Chairman of Franklin's Board of Directors, Dr. James H. Simons, subscribed for 3500 shares of the Company's Series A 10% Convertible Preferred Stock in consideration for the payment of $3,500. The preferred shares are convertible into common stock at a conversion price of $5.00 per share and bear dividends at the rate of 10% per year, payable in additional shares of the Convertible Preferred Stock every six months. Payment for the subscribed shares was received by the Company in April 2001.

12.  Income Taxes

   The components of the net deferred income tax asset are the following:

                                                              March 31,
                                                           ---------------
                                                            2002     2001
                                                           ------- -------
    US loss carryforward--Franklin........................ $11,460 $ 7,385
    US loss carryforward--VPTI............................   9,284   9,284
    Foreign loss carryforward.............................     197     217
    Inventory valuation allowances........................   3,886   2,570
    Trademark impairment charge, net of prior amortization   2,692      --
    Other items (taxable) deductible in future years--net.     315    (924)
                                                           ------- -------
                                                            27,834  18,532
    Deferred income tax valuation allowance...............  22,134  12,832
                                                           ------- -------
                                                           $ 5,700 $ 5,700
                                                           ======= =======

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

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

                (In thousands, except share and per share data)


   There was no provision for income taxes during the periods.

   The reconciliation of income taxes shown in the financial statements and amounts computed by applying the Federal income tax rate of 35% for the years ended March 31, 2002, 2001 and 2000 is as follows:

                                                Year Ended March 31,
                                              -----------------------
                                                2002     2001   2000
                                              --------  -----  ------
         Income before income taxes.......... $(26,636) $ 914  $2,676
                                              ========  =====  ======
         Computed expected tax...............   (9,322)   320     936
         Effect of non-deductable expenses...       50     41      --
         Change in valuation allowance.......    9,272   (361)   (936)
                                              --------  -----  ------
         Provision (benefit) for income taxes       --     --      --
                                              ========  =====  ======

   Effective April 1, 1997, the Company filed elections with the Internal Revenue Service to treat most of its foreign subsidiaries as divisions of the parent for U.S. income tax reporting.

   The loss carry forwards and expiration dates are the following:

                                             Expiration
                                     Amounts   Dates
                                     ------- ----------
                        Franklin--US $31,800     2022
                        VPTI........ $26,600  to 2012
                        Foreign..... $   900  to 2010

13.  Operations

   Under SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," the Company's operations are treated as one operating segment, as it only reports profit and loss information on an aggregate basis to the chief operating decision maker of the Company. Information about the Company's product sales and major customers are as follows:

                                               March 31,
                                        -----------------------
                 Product Sales           2002    2001    2000
                 -------------          ------- ------- -------
                 Reference............. $55,939 $61,460 $69,858
                 ROLODEX(R) Electronics  11,652  13,062  18,348
                 eBookMan..............   2,471   5,209      --
                 REX...................      --      --   6,143
                 Rocket eBook..........      --      --   1,764
                 Other.................     963     235     965
                                        ------- ------- -------
                 Total Sales........... $71,025 $79,966 $97,078
                                        ======= ======= =======

   Approximate foreign sources of revenues including export sales were as follows:

                                             March 31,
                                      -----------------------
                  Product Sales        2002    2001    2000
                  -------------       ------- ------- -------
                  Europe............. $17,255 $21,702 $26,247
                  Other International   7,113   7,890   6,756

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

                (In thousands, except share and per share data)


   For the fiscal years ended March 31, 2002, 2001 and 2000, no customer accounted for more than 10% of the Company's revenues.

   For the fiscal year ended March 31, 2002, five suppliers accounted for more than 10% of the Company's purchases of inventory. The five suppliers individually accounted for 19.3%, 13.6% 13.3%, 12.9% and 11.2% of inventory purchases.

  eBookman Product Line

   For the year ended March 31, 2002 the company lost $14,825 from its eBookman operations. The loss included inventory write-downs of $6,265, write-off of capitalized software development costs, royalties, licenses and other assets of $3,179 and accrued price protection of $430. For the year ended March 31, 2001, the eBookman operating loss was $3,750. As of March 31, 2002, the Company had eBookman inventory with a carrying value of $1,500. The company believes it will be able to recover this amount primarily through direct sales to certain customers.

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

  Restructuring Costs

   During the year ended March 31, 2002, costs for the consolidation of Western European Operations approximating $456 were charged to expense. Severance of $815 was expensed during the year for changes in management and staff reductions.

14.  Web Site Development Costs

   In accordance with EITF 00-2, "Accounting for Web Site Development Costs" the Company has capitalized $25 of its web site development costs for the year ended March 31, 2002. No web site development costs were incurred during the years ended March 31, 2001 and 2000, which would be capitalized under EITF 00-2.

15.  Recent Accounting Pronouncements

   In June 2001, The Financial Accounting Standards Board (FASB) issued SFAS No.141, Business Combinations, and SFAS No.142, Goodwill and Other Intangible Assets. The Company is required to adopt SFAS No.141 for all business combinations completed after June 30, 2001. This standard requires that business combinations initiated after June 30, 2001, be accounted for under the purchase method. Goodwill and other intangible assets that resulted from business combinations before July 1, 2001, must be reclassified to conform to the requirements of SFAS No. 142, as of the statement adoption date.

   The Company will adopt SFAS No.142 at the beginning of April 2002 for all goodwill and other intangible assets recognized in the Company's statement of financial position as of April 1, 2002. This standard changes the accounting for goodwill from an amortization method to an impairment-only approach, and introduces a new model for determining impairment charges.

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

                (In thousands, except share and per share data)


   The Company estimates that the implementation of these standards will reduce amortization expense by approximately $300 per year. The Company will no longer amortize goodwill.

   The Company's Intangible Assets are stated at fair value after an impairment charge as stated in Note 2.

   Additionally, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" during 2001. SFAS No. 143 related to obligations which generally are incurred in connection with the ownership of real property. SFAS No. 144 superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No.30, "Reporting the Results of Operations and Transactions," "Reporting the Effects of Disposal of a Segment of a Business," and "Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS No. 144 also amended Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company believes the adoption of these standards will have no material impact on its financial condition, results of operations or cash flows.

   In April 2002, the FASB issued SFAS No. 145. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements. The Company does not expect this Statement to have any material impact on its financial statements.

         FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

                (In thousands, except share and per share data)


16.  Summarized Quarterly Financial Data (Unaudited)

                                                                  Quarter Ended
                                                 --------------------------------------------
                                                  June 30   September 30 December 31  March 31
                                                 -------    ------------ ----------- --------
Fiscal 2002
-----------
Net sales....................................... $16,009      $18,714      $23,284   $ 13,018
Gross margin....................................   6,647        3,839       11,034       (569)
Net income (loss)...............................  (2,045)      (5,963)       1,203    (20,186)C.
Net income (loss) per share:
   Earnings per common share....................    (.26)        (.75)         .15      (2.54)
   Earnings per common share--assuming dilution.    (.26)        (.75)         .15      (2.54)

Fiscal 2001
-----------
Net sales....................................... $17,052      $20,511      $22,434   $ 19,969
Gross margin....................................   7,460        8,812        9,639      8,487
Net income (loss)...............................     433          208          524       (251)
Net income (loss) per share:
   Earnings per common share....................    0.05         0.03         0.07      (0.03)
   Earnings per common share--assuming dilution.    0.05         0.02         0.06      (0.03)

Fiscal 2000
-----------
Net sales....................................... $19,936      $30,445      $31,397   $ 15,300
Gross margin....................................   4,893       10,759       12,214      7,989
Net income (loss)...............................  (8,607)A.     9,748B.      2,060       (525)
Net income (loss) per share:
   Earnings per common share....................   (1.10)        1.24         0.26      (0.07)
   Earnings per common share--assuming dilution.   (1.10)        1.24         0.26      (0.07)

--------
A. The loss of $8.6 million in the quarter ended June 30, 1999 includes an inventory writedown and price protection $2.6 million in connection with the Rocket eBook, $2.3 million in connection with the transition to the new upgraded product lines and restructuring charges of $1.1 million, which include severance related to a 15% reduction in personnel effected during the June 1999 quarter and expenses related to the closing of certain of the Company's foreign subsidiaries.
B. See Note 13.
C. After a charge of $11,147 for impairment in value of the Rolodex(R) Electronics trademark, a charge of $9,874 in the year and $5,673 in the quarter for write-down of eBookMan(R) inventory and other related assets, and charges of $1,325 for severance payments, costs of consolidation of European operations and a prior year Belgian tax assessment.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE--NONE

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth information with respect to the Company's Executive Officers.

NAME               AGE POSITION
----               --- --------
Barry J. Lipsky    51  President and Chief Executive Officer; Director
Gregory J. Winsky  52  Executive Vice President, Business Development, General Counsel, and
                         Secretary
Arnold D. Levitt   65  Senior Vice President, Chief Financial Officer; Treasurer
Andrew D. Horsfall 42  Vice President, Worldwide Sales and Marketing

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

   Mr. Horsfall joined the Company in April 2002 as Vice President, Worldwide Sales and Marketing. From November 1994 to June 1999 he managed the Company's sales and marketing subsidiary in Australia and during 2000 he acted as a sales and marketing consultant to the Company.

   Additional information called for by Item 10 is set forth under the heading "Election of Directors" in the Company's Proxy Statement for its 2002 annual meeting of stockholders (the "2002 Proxy Statement"), which is incorporated herein by this reference.

ITEM 11.  EXECUTIVE COMPENSATION

   Information called for by Item 11 is set forth under the heading "Executive Compensation" in the 2002 Proxy Statement, which is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information

   The following table gives information about the Company's common stock, no par value ("Common Stock") that may be issued upon the exercise of options, warrants and rights under all of the Company's existing equity compensation plans as of March 31, 2002, including the Company's 1988 Stock Option Plan, the Company's 1998 Stock Option Plan, the Company's Restricted Stock Plan, the Company's Sales Representative Stock Option Plan and various Stock Option Agreements to which the Company is a party.

                                                                              (c)
                                         (a)                               Number of
                                      Number of                       securities remaining
                                  securities to be         (b)        available for future
                                     issued upon    Weighted average     issuance under
                                     exercise of    exercise price of equity compensation
                                     outstanding       outstanding      plans (excluding
                                  options, warrants options, warrants securities reflected
Plan Category                        and rights        and rights        in column (a))
-------------                     ----------------- ----------------- --------------------
Equity compensation plans
  approved by security holders...     2,393,474           $6.83             537,003
Equity compensation plans not
  approved by security holders(1)       263,750           $4.83             312,450
                                      ---------                             -------
   Total.........................     2,657,224           $6.63             849,453
                                      =========                             =======

--------
(1) Includes (i) the Company's Restricted Stock Plan, (ii) the Company's Sales Representative Stock Option Plan, and (iii) the Stock Option Agreements entered into between the Company and each of Arnold D. Levitt, Gerard Klauer Mattison and Peter Yianilos, each of which is described below.

  Restricted Stock Plan

   The Company maintains a Restricted Stock Plan which provides for the grant of shares of Common Stock for services. The shares are subject to a restriction on transfer which requires the holder to remain employed by the Company for up to three years in order to receive the shares. As of March 31, 2002, under the Restricted Stock Plan, 12,450 shares of Common Stock were available for distribution by the Board of Directors.

  Sales Representative Stock Option Plan

   In an effort to provide an incentive to the Company's sales representatives to continue to sell, and increase sales of, the Company's products and to attract new sales representatives to sell the Company's products, in March 2002 the Board of Directors adopted the Sales Representative Stock Option Plan (the "Sales Representative Plan"). Pursuant to the Sales Representative Plan, the Company will grant options to those of its sales representatives who elect to participate in the Sales Representative Stock Option Program ("Program").

   The Company has authorized under the Sales Representative Plan options to purchase 300,000 shares of Common Stock. Commencing July 1, 2002, for each calendar year that a sales representative elects to participate in the Program, the Company will grant to such sales representative, within 30 days following the end of each calendar quarter during such calendar year, an option to purchase the number of shares of Common Stock as shall equal the product of (x) ..005 and (y) the aggregate net sales of the Company's products effected by such sales representative in such sales representative's geographic territory during the preceding calendar quarter.

   The exercise price for each option that is granted with respect to sales of the Company's products in calendar year 2002 will be $1.40 per share (the fair market value of a share of Common Stock on the last trading day of 2001), and the exercise price for each option that is granted with respect to sales of the Company's products in each calendar year following 2002 will be the fair market value of a share of Common Stock on the last trading day of the preceding calendar year.

   Each option granted under the Sales Representative Plan will be exercisable commencing on the first anniversary of the date of its grant and will automatically terminate on the fourth anniversary of the date of grant.

   In consideration of the Company's agreement to issue options pursuant to the Program, for each calendar year that a sales representative elects to participate in the Program, the sales commission percentage otherwise payable to such sales representative with respect to such sales representative's sales of the Company's products will be reduced by 1%.

   Participation in the Program will be offered to the Company's sales representatives following effectiveness of a registration statement that will be filed with respect to the options issueable pursuant to the Sales Representative Plan and with respect to the shares of Common Stock issueable upon exercise of such options.

  Stock Option Agreements

   In July 1999, in connection with the hiring of Arnold D. Levitt, our Senior Vice President, the Company entered into a Stock Option Agreement pursuant to which the Company granted Mr. Levitt an option to purchase 50,000 shares of Common Stock at an exercise price of $4.00 per share, the fair market value of the Common Stock on the date of grant. Options with respect to one-fourth of the shares become exercisable on each of the first, second, third and fourth anniversaries of the date of grant.

   In May 2001, in connection with the retention of New York investment bank Gerard Klauer Mattison (GKM) as its financial advisor, the Company entered into an Agreement pursuant to which the Company granted GKM a warrant to purchase 100,000 shares of Common Stock at an exercise price of $5.00 per share. The fair market value of the Common Stock on the date of grant was $3.10 per share.

   In August 1999, in connection with entering into a consulting agreement with Peter Yianilos, an engineering consultant, the Company entered into a Stock Option Agreement pursuant to which the Company granted Mr. Yianilos an option to purchase 50,000 shares of Common Stock at an exercise price of $4.00 per share, the fair market value of the Common Stock on the date of grant. The option vested in its entirety on February 16, 2001. In June 2000, the Company entered into an additional Stock Option Agreement with Mr. Yianilos pursuant to which the Company granted Mr. Yianilos an option to purchase an additional 50,000 shares of Common Stock at an exercise price of $7.50 per share, the fair market value of the Common Stock on the date of grant. This option vested in its entirety on June 24, 2001.

   Additional information called for by Item 12 is set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 2002 Proxy Statement, which is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information called for by Item 13 is set forth under the heading "Certain Relationships and Related Transactions" in the 2002 Proxy Statement, which is incorporated herein by this reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   Financial statements and schedules filed as a part of this report are listed on the "Index to Financial Statements" contained herein. All other schedules are omitted because (i) they are not required under the instructions, (ii) they are inapplicable or (iii) the information is included in the financial statements. During the Quarter ended March 31, 2002, the Company filed Reports on Form 8-K on each of January 3, 2002 and March 12, 2002.

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

10.03**   -- Franklin 1988 Stock Option Plan as Amended and restated effective as of July 24, 1996
               (Incorporated by reference to the Company's Proxy Statement relating to the 1996 Annual
               Meeting of Shareholders)

10.04     -- Loan and Security Agreement dated as of December 7, 1999 among Banc of America
               Commercial Finance Corp., Franklin, Franklin Electronic Publishers (Europe) Ltd., and
               Franklin Electronic Publishers (Deutchland) GmbH (Incorporated by reference to the Exhibit to the Company's Report on Form 8-K filed on December 14, 1999)

10.05**   -- Franklin 1998 Stock Option Plan as Amended and Restated effective July 20, 2001
               (Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8
               filed on August 27, 2001)

10.06**   -- Stock Option Agreement dated July 28, 1999 between the Company and Arnold D. Levitt
               (Incorporated by reference to Exhibit 4(e) to the Company's Registration Statement on form
               S-8 filed on December 14, 1999)

10.07**   -- Stock Option Agreement dated August 16, 1999 between the Company and Peter N. Yianilos
               (Incorporated by reference to Exhibit 4(g) to the Company's Registration Statement on form
               S-8 filed on December 14, 1999)

            EXHIBITS NO.
            ------------

            10.08**++   -- Sales Representative Stock Option Plan

            10.09**++   -- Sales Representative Stock Option Program

            21+         -- List of subsidiaries of the Company

--------
** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.
++ To be filed at a later date.
+  Filed herewith.

                                  SIGNATURES

   PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                   FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

Dated: June 26, 2002              By: /s/  BARRY J. LIPSKY
                                      ------------------------------------
                                           Barry J. Lipsky
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER

   PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

          Signature                        Title                  Date
          ---------                        -----                  ----

    /S/  EDWARD H. COHEN       Director                       June 25, 2002
-----------------------------
       Edward H. Cohen

    /s/  BARRY J. LIPSKY       Director                       June 26, 2002
-----------------------------
       Barry J. Lipsky

-----------------------------  Director                       June   , 2002
      Leonard M. Lodish

     /s/  JAMES MEISTER        Director                       June 24, 2002
-----------------------------
        James Meister


    /s/  HOWARD L. MORGAN      Director                       June 26, 2002
-----------------------------
      Howard L. Morgan

-----------------------------  Director                       June   , 2002
      Jerry R. Schubel

-----------------------------  Director                       June   , 2002
       James H. Simons

   /s/  WILLIAM H. TURNER      Director                       June 26, 2002
-----------------------------
      William H. Turner

    /S/  ARNOLD D. LEVITT      Senior Vice President, Chief   June 26, 2002
-----------------------------    Financial Officer and
      Arnold D. Levitt           Treasurer (Principal
                                 Financial and Accounting
                                 Officer)

[LOGO] Franklin(R)
Electronic Publishers