Form 10-Q
period 2002-06-30
FRANKLIN ELECTRONIC PUBLISHERS INC
filed 2002-08-14
CIK 356841

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended June 30, 2002                      Commission File No. 0-14841


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

                                  Yes [X]  No [ ]

                         COMMON STOCK OUTSTANDING AS OF
                        JUNE 30, 2002 - 7,946,882 SHARES

                                           FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                                                         AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                               (in thousands, except for share data)


                                                                                               June 30,             March 31,
                                                                                                2002                  2002
                                                                                           ----------------     -----------------
                                                                                             (Unaudited)           (Audited)
                                                              ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                                                   $  2,870              $  2,497
      Accounts receivable, less allowance for doubtful accounts of $1,165 and $1,112                13,115                 6,932
      Inventories                                                                                   12,360                11,107
      Income tax receivable                                                                            809                   809
      Prepaids and other assets                                                                      1,954                 2,354
                                                                                                    ------                ------
      TOTAL CURRENT ASSETS                                                                          31,108                23,699
                                                                                                    ------                ------

PROPERTY AND EQUIPMENT                                                                               6,869                 6,988
                                                                                                    ------                ------

OTHER ASSETS:

      Deferred income tax asset                                                                      5,700                 5,700
      Trademark and goodwill                                                                         3,796                 3,796
      Advance royalties and licenses                                                                   688                   580
      Software development costs                                                                     2,425                 2,583
      Other assets                                                                                   3,968                 3,956
                                                                                                    ------                ------
      TOTAL OTHER ASSETS                                                                            16,577                16,615
                                                                                                    ------                ------

      TOTAL ASSETS                                                                                $ 54,554              $ 47,302
                                                                                                  ========              ========


                                               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable and accrued expenses                                                       $ 15,835              $ 11,409
      Current portion of long-term liabilities - Other                                                 120                   126
                                                                                                    ------                ------
      TOTAL CURRENT LIABILITIES                                                                     15,955                11,535
                                                                                                    ------                ------

LONG-TERM LIABILITIES:

      Revolving credit facility                                                                     12,603                10,138
      Other liabilities                                                                              1,315                 1,321
                                                                                                    ------                ------
      TOTAL LONG-TERM LIABILITIES                                                                   13,918                11,459
                                                                                                    ------                ------

SHAREHOLDERS' EQUITY:

      Preferred stock, $2.50 par value, authorized 10,000,000 shares, 3,955 and
         3,767 issued and outstanding ($3,955 and $3,767 liquidation value)                          3,933                 3,745
      Common stock, no par value, authorized 50,000,000 shares, issued
         and outstanding, 7,946,882 and 7,946,882 shares                                            50,029                49,978
      Retained earnings (deficit)                                                                  (28,286)              (28,255)
      Foreign currency translation adjustment                                                         (995)               (1,160)
                                                                                                    ------                ------
      TOTAL SHAREHOLDERS' EQUITY                                                                    24,681                24,308
                                                                                                    ------                ------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                        $ 54,554              $ 47,302
                                                                                                  ========              ========

                                         See notes to consolidated financial statements.

                                       2

                 FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                  (in thousands, except for per share data)
                                 (unaudited)


                                                       Three Months Ended
                                                            June 30,
                                                 ----------------------------
                                                      2002            2001
                                                 ------------    ------------

SALES                                             $   16,517      $   16,009
COST OF SALES                                          9,113           9,362
                                                 ------------    ------------
GROSS MARGIN                                           7,404           6,647
                                                 ------------    ------------

EXPENSES:
   Sales and marketing                                 3,850           4,917
   Research and development                              679             970
   General and administrative                          2,155           2,217
                                                 ------------    ------------
      Total operating expenses                         6,684           8,104
                                                 ------------    ------------

OPERATING INCOME (LOSS)                                  720          (1,457)
   Interest expense                                     (176)           (374)
   Investment income (loss)                             (408)             37
   Other, net                                             21            (163)
                                                 ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES                        157          (1,957)
INCOME TAX  BENEFIT                                        -               -
                                                 ------------    ------------

NET INCOME (LOSS)                                        157          (1,957)
                                                 ------------    ------------

PREFERRED STOCK DIVIDEND                                 188              88
                                                 ------------    ------------

NET INCOME (LOSS) APPLICABLE TO
   COMMON SHAREHOLDERS                            $      (31)     $   (2,045)
                                                 ============    ============


NET INCOME (LOSS) PER COMMON SHARE:
   Basic                                          $        -      $    (0.26)
                                                 ============    ============
   Diluted                                        $        -      $    (0.26)
                                                 ============    ============

WEIGHTED AVERAGE COMMON SHARES:
   Basic                                               7,947           7,953
                                                 ============    ============
   Diluted                                             7,947           7,953
                                                 ============    ============


               See notes to consolidated financial statements.

                                           FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                                                         AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                              (in thousands, except for share data)


                                                                                                           Accumulated
                                                         Common Stock        Preferred Stock                 Other       Total
                                                    ---------------------- ------------------  Retained  Comprehensive Shareholders'
                                                       Shares     Amount    Shares    Amount   Earnings     Income *    Equity
                                                    ----------- ---------- -------- --------- -----------  ---------- ----------

BALANCE - MARCH 31, 2002                             7,946,882  $  49,978    3,767  $  3,745  $  (28,255)  $  (1,160) $  24,308

 Issuance of shares and amortization of deferred
 compensation expense for shares issued for services         -          4        -         -           -           -          4
 Value of stock options granted                              -         47                                                    47
 Preferred stock dividend                                    -          -      188       188        (188)
 Net income for the period                                   -          -        -         -         157           -        157
 Foreign currency translation adjustment                     -          -        -         -           -         165        165
                                                    ----------- ---------- -------- --------- -----------  ---------- ----------
BALANCE - JUNE 30, 2002 (unaudited)                  7,946,882  $  50,029    3,955  $  3,933  $  (28,286)  $    (995) $  24,681
                                                    =========== ========== ======== ========= ===========  ========== ==========

  * Comprehensive income, i.e., net income plus the change in foreign currency balance sheet translation adjustments, totaled
$322 for the three months ended June 30, 2002.


                                         See notes to consolidated financial statements.


                                 FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                                               AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                                (in thousands)
                                                  (unaudited)

                                                                                   Three Months Ended
                                                                                        June 30,
                                                                             ---------------------------------
                                                                                  2002               2001
                                                                             --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                                             $         157      $      (1,957)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
   Depreciation and amortization                                                        834              1,538
   Provision for losses on accounts receivable                                           63                 22
   Stock issued for services                                                             51                140
   Source (use) of cash from change in operating assets and liabilities:
     Accounts receivable                                                             (6,247)             2,009
     Inventories                                                                     (1,254)            (2,229)
     Prepaids and other assets                                                          400                243
     Accounts payable and accrued expenses                                            4,419                 75
   Other, net                                                                           (33)                41
                                                                             --------------     --------------
   NET CASH  USED IN OPERATING ACTIVITIES                                            (1,610)              (118)
                                                                             --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                  (145)              (230)
   Software development costs                                                          (294)            (1,395)
   Change in other assets                                                              (201)              (176)
                                                                             --------------     --------------
   NET CASH USED IN INVESTING ACTIVITIES                                               (640)            (1,801)
                                                                             --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from (repayments of) revolving credit facility                        2,465             (1,329)
   Proceeds from issuance of preferred shares                                             -              3,500
   Other liabilities                                                                     (7)               454
                                                                             --------------     --------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                          2,458              2,625
                                                                             --------------     --------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                 165                 30
                                                                             --------------     --------------
INCREASE IN CASH AND CASH EQUIVALENTS                                                   373                736
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      2,497              2,835
                                                                             --------------     --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $       2,870      $       3,571
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

                  FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Reference is made to the financial statements included in the Company's annual Report (Form 10-K) filed with the Securities and Exchange Commission for the year ended March 31, 2002.

The financial statements for the periods ended June 30, 2002 and 2001 are unaudited and include all adjustments necessary to a fair presentation of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full year.

OPERATIONS

Under FAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", the Company's operations are treated as one operating segment as it only reports profit and loss information on an aggregate basis to the chief operating decision maker of the Company. Information about the Company's product sales are as follows (in thousands):

                                                    June 30,
                                      -------------------------------------
Product Sales                              2002                 2001
---------------------------------     ----------------     ----------------
    Reference                                 $13,964              $11,857
    Rolodex                                     1,909                1,942
    eBookMan                                      190                2,210
    Other                                         454                    -
---------------------------------     ----------------     ----------------
    Total Sales                               $16,517              $16,009
=================================     ================     ================


Approximate foreign sources of revenues including export sales were as follows (in thousands):

                                                    June 30,
                                      -------------------------------------
Product Sales                              2002                 2001
---------------------------------     ----------------     ----------------
    Europe                                     $2,931               $3,936
    Other International                         1,010                1,095


For the three-month periods ended June 30, 2002 and 2001, no customer accounted for more than 10% of the Company's revenues.

                  FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

TRADEMARK AND GOODWILL

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No.142, "Goodwill and Other Intangible Assets." The Company adopted SFAS No.142 at the beginning of April 2002 for all goodwill and other intangible assets recognized in the Company's statement of financial position. This standard changes the accounting for goodwill from an amortization method to an impairment-only approach, and introduces a new model for determining impairment charges.

Upon initial application of SFAS No. 142 the trademark and goodwill are deemed to have an indefinite useful life because they are expected to generate cash flows indefinitely. Thus, the Company ceased amortizing the trademark and goodwill on April 1, 2002.

An impairment write-down of the trademark was made as of March 31, 2002; management believes that no further write-down of its intangible assets is required as a result of adoption of SFAS No. 142.

The net income, earnings-per-share and amortization expense of the Company for the period of initial application and prior period are as follows:

                                                       June 30,
                                          -------------------------------------
                                               2002                 2001
----------------------------------------  ----------------     ----------------
    Reported net income (loss)                       $157             $(1,957)
    Add back:
       Goodwill amortization                            -                  32
       Trademark amortization                           -                  97
                                          ----------------     ----------------
    Adjusted net income (loss)                       $157             $(1,828)
                                          ================     ================

Basic earnings per share:
       Reported net income (loss)                -                  $(0.26)
       Goodwill amortization                                            -
       Trademark amortization                                          .01
    Adjusted net income (loss)                   -                  $(0.24)

Diluted earnings per share:
       Reported net income (loss)                -                  $(0.26)
       Goodwill amortization                                            -
       Trademark amortization                                          .01
    Adjusted net income (loss)                   -                  $(0.24)

                  FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

RECENT ACCOUNTING PRONOUNCEMENTS

During the year 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 related to obligations which generally are incurred in connection with the ownership of real property. SFAS No. 144 superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No.30, "Reporting the Results of Operations and Transactions," "Reporting the Effects of Disposal of a Segment of a Business," and "Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS No. 144 also amended Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company believes the adoption of these standards will have no material impact on its financial condition, results of operations or cash flows.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements. The Company does not expect this Statement to have any material impact on its financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (effective January 1, 2003). SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company does not believe the adoption of SFAS No. 146 will have a material effect on the Company's financial statements.

SUBSEQUENT EVENTS

In August 2002 the Company agreed to sell its approximately 82% interest in Voice Powered Technology International, Inc. to Belle Group, Ltd. for $100,000 in cash.


Reclassifications

Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (in thousands)
================================================================================

RESULTS OF OPERATIONS

Three months ended June 30, 2002 compared with three months ended June 30, 2001:

Net Sales

Sales of $16,517 for the quarter ended June 30, 2002, were 3% higher than sales of $16,009 for the same quarter in the prior year. The increase is primarily attributable to higher sales of $2,208 of reference products to U.S. consumers and higher sales (OEM) of products produced to customer specifications of $958, offset in part by lower worldwide sales of eBookMan(R) of $2,020 ($1,257 in the U.S. and $761 in Europe, Mexico, and Australia) and lower reference and ROLODEX(R) Electronics sales of $607 in Germany and $209 in other Western European subsidiaries as a result of competitive pressures and weakening European economies.

Gross Margin

Gross margin increased to $7,404, or 45% of sales, from $6,647, or 42% of sales, last year as the Company's sales mix shifted to 85% of higher margin reference products compared with 74% last year. Last year's sales included $2,210 of eBookMan(R) sales having a gross margin of only 24%. The more favorable sales mix resulted in approximately $500 of the increase in gross margin of $757.

Operating Expenses

Total operating expenses decreased by $1,420 to $6,684 from $8,104 last year. Sales and marketing expense decreased by $1,067 to $3,850 (or 23% of sales) from $4,917 (or 31% of sales) primarily because of a reduction of $1,264 of expenses of the eBookMan product line and reduced compensation expense of $261 in the current period, partially offset by increased market development expense of $370 and increased postage and freight of $195 in the current year. Research and development expense declined from $970 (or 6% of sales) to $679 (or 4% of sales). The decrease resulted from the discontinuance of any current year research and development expenditures relating to the eBookMan product line which amounted to $315 in the prior year. General and administrative expense was relatively unchanged at $2,155 (or 13% of sales) compared with $2,217 (or 14% of sales) in the prior year. Within this category a decline of $286 in compensation expense and consulting fees was partially offset by an increase of $127 in depreciation primarily relating to the Company's new enterprise resource system.

Interest Expense

Interest expense declined to $176 in the current period from $374 last year because of a reduction in rates paid as all of the Company's borrowings in the current period were under its secured financing facility with an average rate of 6% while $10,329 of prior year debt consisted of Senior Notes with a rate of 12-1/2%.

Investment Loss

There was an investment loss of $408 in the current period compared with income of $37 last year because of the weakening of the U. S. dollar against European currencies during the quarter. This weakening resulted in losses from the Company's hedging program of selling Euros at current rates for future settlement in order to protect the dollar value of sales generated by foreign subsidiaries. The Company expects this loss to be offset by the receipt of increased revenues in dollars from future European sales.

Net Income

The Company reported net income of $157 in the current period compared with a net loss of $1,957 in the prior year. The increase of $2,114 in income resulted primarily from a reduction in operating expenses of $1,420 and increased gross margin of $757.

Changes in Financial Condition

Accounts Receivable increased by $6,183 to $13,115 on June 30 from $6,932 on March 31 primarily because of an increase in sales of $4,264 during May and June 2002 compared with February and March 2002 and a reduction in the reserve for returns of $836 because of normal seasonal factors. Inventory increased by $1,253 in anticipation of higher sales in the seasonally active second and third fiscal quarters. The increases in accounts receivable and inventory are offset by an increase of $4,426 in accounts payable and $2,465 in the revolving credit facility relating to the seasonal increase in purchases during May and June.

Liquidity and Capital Resources

The Company has a $25,000 secured financing facility with a commercial lender which expires on December 7, 2004. Borrowings under the revolving credit facility bear interest at the bank's prime rate (4.75% at June 2002) plus 3/4%, and the real property and equipment advances under the facility in the amount of $4,175 bear interest at the rate of prime plus 1-1/2%. The facility contains certain financial covenants and restrictions on indebtedness, dividend payments, business combinations, and other related items. As of June 30, 2002, no amounts were available for payment of dividends. Borrowings are collateralized by substantially all assets of the Company. As of June 30, 2002 the Company had an outstanding balance of $12,603 under the facility and is in compliance with all covenants.

Management believes that cash flow from operations and the secured financing facility will be adequate to provide for the Company's liquidity and capital needs for the foreseeable future.

The Company has no material commitments for capital expenditures in the next twenty-four months.

PART II

ITEM 1.  LEGAL PROCEEDINGS

         In April 2002, LeapFrog Enterprises, Inc. of Emeryville, California filed an action for declaratory judgment of non-infringement of the Company's United States Patent entitled "Word Spelling and Definition Educational Device." Franklin's patent, issued in 1993, covers electronic language skills teaching aid machines and systems to aid in the teaching of language skills, such as the Company's Homework Wiz(R) products. The Company believes that LeapFrog's filing for declaratory judgment will have no adverse financial effect on Franklin. In April 2002, the Company filed a patent infringement claim against LeapFrog alleging that Leapfrog's products infringe on the Company's patent. In July 2002 the Company filed a complaint with the United States International Trade Commission asking for an investigation and a permanent general exclusion order against the importation into the United States of certain LeapFrog products. In August 2002 the United States International Trade Commission voted to institute an investigation into whether certain products of LeapFrog violate Franklin's patent rights.

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

         During the second fiscal quarter the Company terminated its Sales Representative Stock Option Plan and the Sales Representative Stock Option Program prior to the issuance of any options thereunder.

         ROLODEX(R) is a registered trademark of Berol Corporation, a subsidiary of Newell Rubbermaid, Inc. Rocket eBook(TM) is a trademark of NuvoMedia, Inc.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K  -

EXHIBITS NO.
------------
3.01    --   Certificate of Incorporation of the Company (Incorporated by
             reference to Exhibit 3.01 to Registration Statement on Form S-1,
             File No. 3-6612 (the "Company's 1986 S-1 Registration Statement"))
3.02    --   Articles of Amendment to the Certificate of Incorporation of the
             Company (Incorporated by reference to Exhibit 3.02 to the Company's
             1990 report on Form 10-K for the year ended March 31, 1990 (the
             "Company's 1990 10-K"))
3.03    --   Amended and Restated Statement of Rights and Preferences of Series
             A 10% Convertible Preferred Stock (Incorporated by reference to the
             Exhibit to the Company's Report on Form 8-K filed May 23, 2001)
3.04    --   By-laws of the Company (Incorporated by reference to Exhibit 3.02 to the Company's 1986 S-1 Registration Statement)
3.05    --   Amendment to By-laws of the Company (Incorporated by reference to
             Exhibit A to the Company's Proxy Statement relating to the 1987
             Annual Meeting of Shareholders)
3.06    --   Amendment to By-laws of the Company (Incorporated by reference to
             Exhibit 3.05 to the Company's 1990 10-K)
99.1+   --   Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              FRANKLIN ELECTRONIC PUBLISHERS,
                                                       INCORPORATED
                                                        Registrant

August 14, 2002               /s/  Barry J. Lipsky
-----------------             --------------------
Date                          Barry J. Lipsky, President and
                              Chief Executive Officer
                              (Duly Authorized Officer)

August 14, 2002               /s/  Arnold D. Levitt
-----------------             -----------------------------------
Date                          Arnold D. Levitt, Senior Vice President,
                              Chief Financial Officer, and Treasurer
                              (Principal Financial and Accounting Officer)