Form 10-Q
period 2002-09-30
FRANKLIN ELECTRONIC PUBLISHERS INC
filed 2002-11-14
CIK 356841

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended September 30, 2002                 Commission File No. 0-14841



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

                                 Yes  X   No ___
                                     ---



                         COMMON STOCK OUTSTANDING AS OF
                     SEPTEMBER 30, 2002 - 7,946,782 SHARES

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                               September 30,            March 31,
                                                                                                   2002                   2002
                                                                                             ---------------       ----------------
                                                                                               (Unaudited)             (Audited)
                                     ASSETS
                                     ------
     CURRENT ASSETS:
         Cash and cash equivalents                                                                  $  4,544               $  2,497
         Accounts receivable, less allowance for doubtful accounts of $1,227 and $1,112               13,728                  6,932
         Inventories                                                                                  15,582                 11,107
         Income tax receivable                                                                             -                    809
         Prepaids and other assets                                                                     2,068                  2,354
                                                                                             ---------------       ----------------
         TOTAL CURRENT ASSETS                                                                         35,922                 23,699
                                                                                             ---------------       ----------------

     PROPERTY AND EQUIPMENT                                                                            6,786                  6,988
                                                                                             ---------------       ----------------

     OTHER ASSETS:
         Deferred income tax asset                                                                     5,700                  5,700
         Trademark and goodwill                                                                        3,796                  3,796
         Advance royalties and licenses                                                                  606                    580
         Software development costs                                                                    2,278                  2,583
         Other assets                                                                                  3,893                  3,956
                                                                                             ---------------       ----------------
         TOTAL OTHER ASSETS                                                                           16,273                 16,615
                                                                                             ---------------       ----------------

         TOTAL ASSETS                                                                               $ 58,981               $ 47,302
                                                                                             ===============       ================


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

     CURRENT LIABILITIES:
         Accounts payable and accrued expenses                                                      $ 15,966               $ 11,409
         Current portion of long-term liabilities - Other                                                 35                     35
                                                                                             ---------------       ----------------
         TOTAL CURRENT LIABILITIES                                                                    16,001                 11,444
                                                                                             ---------------       ----------------

     LONG-TERM LIABILITIES:
         Revolving credit facility                                                                    14,381                 10,138
         Other liabilities                                                                             1,403                  1,412
                                                                                             ---------------       ----------------
         TOTAL LONG-TERM LIABILITIES                                                                  15,784                 11,550
                                                                                             ---------------       ----------------

     SHAREHOLDERS' EQUITY:
         Preferred stock, $2.50 par value, authorized 10,000,000 shares, 3,955 and
           3,767 issued and outstanding ($3,955 and $3,767 liquidation value)                          3,933                  3,745
         Common stock, no par value, authorized 50,000,000 shares, issued
           and outstanding, 7,946,782 and 7,946,882 shares                                            50,022                 49,978
         Retained earnings (deficit)                                                                 (25,727)               (28,255)
         Foreign currency translation adjustment                                                      (1,032)                (1,160)
                                                                                              ---------------       ----------------
         TOTAL SHAREHOLDERS' EQUITY                                                                   27,196                 24,308
                                                                                             ---------------       ----------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                     $ 58,981               $ 47,302
                                                                                             ===============       ================

                See notes to consolidated financial statements.

                  FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands, except for per share data)
                                  (unaudited)

                                                                Three Months Ended              Six Months Ended
                                                                   September 30,                  September 30,
                                                            --------------------------    ---------------------------
                                                               2002           2001           2002            2001
                                                            -----------    -----------    -----------     -----------
SALES                                                       $    21,054    $    18,714    $    37,571     $    34,723

COST OF SALES                                                    11,401         12,085         20,671          21,577
WRITE-DOWN ON EBOOKMAN INVENTORY                                      -          2,898              -           2,898

                                                            -----------    -----------    -----------     -----------
TOTAL COST OF SALES                                              11,401         14,983         20,671         24,475
                                                            -----------    -----------    -----------     -----------

GROSS MARGIN                                                      9,653          3,731         16,900          10,248
                                                            -----------    -----------    -----------     -----------

EXPENSES:
   Sales and marketing                                            4,691          5,912          8,797          11,048
   Research and development                                         714          1,151          1,543           2,258
   General and administrative                                     1,820          1,818          3,412           3,549
                                                            -----------    -----------    -----------     -----------
      Total operating expenses                                    7,225          8,881         13,752          16,855
                                                            -----------    -----------    -----------     -----------

OPERATING INCOME (LOSS)                                           2,428         (5,150)         3,148          (6,607)

   Interest expense                                                (227)          (441)          (403)           (815)
   Interest and investment income                                   223           (197)          (185)           (160)
   Other, net                                                       135            (87)           156            (250)
                                                            -----------    -----------    -----------     -----------
INCOME (LOSS) BEFORE INCOME TAXES                                 2,559         (5,875)         2,716          (7,832)
INCOME TAX PROVISION (BENEFIT)                                        -              -              -               -
                                                            -----------    -----------    -----------     -----------

NET INCOME (LOSS)                                                 2,559         (5,875)         2,716          (7,832)
                                                            -----------    -----------    -----------     -----------

PREFERRED STOCK DIVIDEND                                              -              -            188              88

NET INCOME (LOSS) APPLICABLE TO
  COMMON SHAREHOLDERS                                       $     2,559    $    (5,875)   $     2,528     $    (7,920)
                                                            ===========    ===========    ===========     ===========

NET INCOME (LOSS) PER COMMON SHARE:
   Basic                                                    $      0.32    $     (0.74)   $      0.32     $     (1.00)
                                                            ===========    ===========    ===========     ===========
   Diluted                                                  $      0.32    $     (0.74)   $      0.32     $     (1.00)
                                                            ===========    ===========    ===========     ===========

WEIGHTED AVERAGE COMMON SHARES:
   Basic                                                          7,947          7,948          7,947           7,951
                                                            ===========    ===========    ===========     ===========
   Diluted                                                        7,958          7,948          8,007           7,951
                                                            ===========    ===========    ===========     ===========

                See notes to consolidated financial statements.

                  FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     (in thousands, except for share data)




                                                                                Preferred                Accumulated
                                                            Common Stock          Stock                     Other         Total
                                                         ------------------  --------------   Retained  Comprehensive  Shareholders'
                                                           Shares    Amount  Shares  Amount   Earnings     Income *       Equity
                                                         ---------  -------  ------  ------  ---------  -------------  -------------
BALANCE - MARCH 31, 2002                                 7,946,882  $49,978   3,767  $3,745  $(28,255)  $      (1,160) $      24,308

 Issuance of shares and amortization of deferred
    compensation expense for shares issued for service        (100)       3       -       -          -              -              3
 Value of stock options granted                                  -       41                                                       41
 Preferred stock dividend                                                       188     188       (188)                            -
 Income for the period                                           -        -       -       -      2,716              -          2,716
 Foreign currency translation adjustment                         -        -       -       -          -            128            128
                                                         ---------  -------  ------  ------  ---------  -------------  -------------
BALANCE - SEPTEMBER 30, 2002 (unaudited)                 7,946,782  $50,022   3,955  $3,933  $ (25,727) $      (1,032) $      27,196
                                                         =========  =======  ======  ======  =========  =============  =============

* Comprehensive income, i.e., net income (loss), plus, or less, the change in foreign currency balance sheet translation adjustments, totaled $2,844 for the six months ended September 30, 2002.

                See notes to consolidated financial statements.

                  FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                      Six Months Ended
                                                                                        September 30,
                                                                                ---------------------------
                                                                                    2002             2001
                                                                                    ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                                               $    2,716      $    (7,832)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
   Depreciation and amortization                                                     1,671            3,020
   Provision for losses on accounts receivable                                         132               59
   Loss (gain) on disposal of property and equipment                                     3              (75)
   Provisions for eBookMan inventory, assets and obligations                             -            4,201
   Stock issued for services                                                            45              223
   Source (use) of cash from change in operating assets and liabilities:
     Accounts receivable                                                            (6,928)          (1,047)
     Inventories                                                                    (4,477)          (6,594)
     Prepaids and other assets                                                       1,095              212
     Accounts payable and accrued expenses                                           4,557            3,970
   Other, net                                                                          (42)             (15)
                                                                                ----------      -----------
   NET CASH  USED IN OPERATING ACTIVITIES                                           (1,228)          (3,878)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                 (345)            (590)
   Proceeds from sale of property and equipment                                          3              254
   Software development costs                                                         (366)            (830)
   Change in other assets                                                             (379)          (2,140)
                                                                                ----------      -----------
   NET CASH USED IN INVESTING ACTIVITIES                                            (1,087)          (3,306)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from revolving credit facility                                           4,243            3,042
   Proceeds from issuance of preferred shares                                            -            3,478
   Other liabilities                                                                    (9)             375
                                                                                ----------      -----------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                         4,234            6,895

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                128              401
                                                                                ----------      -----------
INCREASE IN CASH AND CASH EQUIVALENTS                                                2,047              112

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     2,497            2,835
                                                                                ----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $    4,544      $     2,947
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

The financial statements for the periods ended September 30, 2002 and 2001 are unaudited and include all adjustments necessary to a fair presentation of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full year.

OPERATIONS

Under FAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", the Company's operations are treated as one operating segment as it only reports profit and loss information on an aggregate basis to the chief operating decision maker of the Company. Information about the Company's product sales are as follows (in thousands):

                                                Three Months Ended                         Six Months Ended
                                       --------------------------------------------------------------------------------
                                                   September 30,                             September 30,
                                       --------------------------------------------------------------------------------
     Product Sales                           2002                 2001                2002                  2001
     ---------------------------------------------------    -----------------------------------------------------------
         Reference                              $18,075             $ 15,469             $32,039               $ 27,092
         Rolodex                                  1,960                4,156               3,869                  6,098
         eBookMan                                   663               (1,121)                853                  1,078
         Other                                      356                  210                 810                    455
     --------------------------------------------------     ----------------     ---------------      -----------------
         Total Sales                            $21,054             $ 18,714             $37,571               $ 34,723
     ==================================================     ================     ===============      =================

Approximate foreign sources of revenues including export sales were as follows (in thousands):

                                          Three Months Ended                         Six Months Ended
                                 -------------------------------------------------------------------------------
                                             September 30,                            September 30,
                                 ------------------------------------------------------------------------------
       Product Sales                   2002                 2001                2002                 2001
       -------------------------------------------    ----------------------------------------------------------
           Europe                           $2,779               $3,922             $5,710                $7,858
           Other                             1,481                1,851              2,491                 2,945
           International

For the three-month period ended September 30, 2002 two customers accounted for more than 10% of the Company's sales. The two customers had sales of approximately $2,558 and $3,182. The sales of $2,558 were comprised of reference, Rolodex Electronics and eBookMan products while the sales of $3,182 were exclusively reference products. For the three-month period ended September 30, 2001 one customer had sales of more than 10% of the Company's sales. This customer had sales of $1,910 consisting entirely of reference products.

                  FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

OPERATIONS (continued)

For the six-month period ended September 30, 2002 two customers accounted for more than 10% of the Company's sales. The two customers had sales of approximately $4,092 and $3,851. The sales of $4,092 were comprised of reference and Rolodex Electronics products while the sales of $3,851 were exclusively reference products. For the six months ended September 30, 2001 no customer accounted for more than 10% of the Company's revenues.

TRADEMARK AND GOODWILL

The Company adopted SFAS No.142, "Goodwill and Other Intangible Assets," at the beginning of April 2002 for all goodwill and other intangible assets recognized in the Company's statement of financial position. This standard changes the accounting for goodwill from an amortization method to an impairment-only approach, and introduces a new model for determining impairment charges.

Upon initial application of SFAS No. 142, the trademark and goodwill are deemed to have an indefinite useful life because they are expected to generate cash flows indefinitely. Thus, the Company ceased amortizing the trademark and goodwill on April 1, 2002.

The net income, earning-per-shares and the amortization expenses of the Company for the period of initial application and prior period are as follows:

                                                   Three Months Ended                   Six Months Ended
                                                      September 30,                       September 30,
                                            --------------------------------    --------------------------------
                                                 2002              2001             2002              2001
   -------------------------------------    ---------------    -------------    --------------    --------------
     Reported net income (loss)                      $2,559          $(5,875)           $2,716           $(7,832)
       Add back:
          Goodwill amortization                           -               29                                  61
          Trademark amortization                          -               97                                 194
                                            ---------------    -------------    --------------    --------------
       Adjusted net income (loss)                    $2,559          $(5,749)           $2,716           $(7,577)
                                            ===============    =============    ==============    ==============

   Basic earnings per share:
          Reported net income (loss)                 $ 0.32          $ (0.74)           $ 0.34           $ (0.99)
          Goodwill amortization                                            -                                 .01
          Trademark amortization                                         .01                                 .02
       Adjusted net income (loss)                    $ 0.32          $ (0.72)           $ 0.34           $ (0.95)

   Diluted earnings per share:
        Reported net income loss)                    $ 0.32          $ (0.74)           $ 0.34           $ (0.99)
          Goodwill amortization                                            -                                 .01
          Trademark amortization                                         .01                                 .02
       Adjusted net income (loss)                    $ 0.32          $ (0.72)           $ 0.34           $ (0.95)

                  FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

SALE OF VOICE POWERED TECNOLOGY

In August 2002 the Company sold its approximately 82% interest in Voice Powered Technology International, Inc. to Belle Group, Ltd. for $100 in cash. A gain of $100 was recorded on the sale and is included in Other, net on the statement of operations.

EBOOKMAN PROVISIONS

During the quarter ended September 30, 2001 the Company recorded provisions totaling $4,201 to reduce the carrying value of its eBookMan inventory and certain related assets and provide for price protection related to the eBookMan product.

RECENT ACCOUNTING PRONOUNCEMENTS

During the year 2001 SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," were issued. SFAS No. 143 related to obligations which generally are incurred in connection with the ownership of real property. SFAS No. 144 superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No.30, "Reporting the Results of Operations and Transactions," "Reporting the Effects of Disposal of a Segment of a Business," and "Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS No. 144 also amended Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company believes the adoption of these standards will have no material impact on its financial condition, results of operations or cash flows.

In April 2002, SFAS No. 145 was issued. This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements. The Company does not expect this Statement to have any material impact on its financial statements.

In July 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued effective January 1, 2003. SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company does not believe the adoption of SFAS No. 146 will have a material effect on the Company's financial statements.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior period's financial statements to conform to the current period presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (in thousands)

RESULTS OF OPERATIONS

Three months ended September 30, 2002 compared with three months ended September 30, 2001:

Net Sales

Sales of $21,054 for the quarter ended September 30, 2002, increased by $2,340 (13%) from sales of $18,714 for the same quarter in the prior year. The increase is primarily attributable to higher sales of $1,447 of reference product to U.S. consumers, revenue of $1,573 from the extension of a 3-year software licensing agreement, and eBookMan sales of $663 which were $1,784 higher than last year's eBookMan sales of $(1,121). These increases were partially offset by lower sales of Rolodex Electronic organizers which decreased by $1,053 in the U.S., $907 in Europe and $219 in other foreign subsidiaries.

Gross Margin

Gross margin increased to $9,653, or 46% of sales, from $3,731, or 20% of sales in the prior year primarily because of the inclusion last year of provisions of $4,016 (21%) for price protection and the write-down of eBookMan inventory, the margin in the current period of $1,377 (88%) on the contract extension of $1,573, and a more favorable sales mix in the current year with higher margin reference products comprising 89% of core business sales compared with 79% last year. The more favorable sales mix this year resulted in approximately $500 of additional margin.

Operating Expenses

Current and prior year operating expenses have been restated to reflect the allocation of certain MIS and administrative expenses to various operating groups. This restatement had no net effect on the Company's reported net income or loss for any period.

Total operating expenses decreased by $1,656 to $7,225 from $8,881 last year. Sales and marketing expense decreased by $1,221 to $4,691 (or 22% of sales) from $5,912 (or 32% of sales) primarily because of a reduction of $1,583 of expenses for the eBookMan product line offset by increased salaries of $158, market research expense of $121, and increased postage and freight of $138 in the current year. Research and development expense declined by $437 from $1,151 (or 6% of sales) to $714 (or 3% of sales). The decrease resulted from the discontinuance of any current year research and development expenditures relating to the eBookMan product line which amounted to $698 in the prior year offset by increased salary costs of $211. General and administrative expense was relatively unchanged at $1,820 (or 9% of sales) compared with $1,818 (or 10% of sales) in the prior year. Within this category a decline of $305 in compensation expense and consulting fees was offset by an increase of $120 in depreciation primarily relating to the Company's new enterprise resource system, and higher legal fees of $426 reduced by a payment of $350 received to settle a patent infringement claim.

Interest Expense

Interest expense declined to $227 in the current period from $441 last year because of a reduction in rates paid as all of the Company's borrowings in the current period were under its secured financing facility with an average rate of 6% while $10,404 of prior year debt consisted of Senior Notes with a rate of 12-1/2%.

Interest and Investment Income/Other, net

Interest and investment income and other, net combined for a gain of $358 for the quarter ended September 30, 2002 compared with a loss of $284 in the same period last year. The increase is primarily the result of interest of $234 received in the quarter on a prior year tax refund, a gain of $100 recognized on the sale of the Company's approximately 82% interest in Voice Powered Technology, Inc and losses of $227 in the prior year from the Company's hedging program of selling Euros at current rates for future settlement in order to protect the dollar value of sales generated by foreign subsidiaries.

Net Income

The Company reported net income of $2,559 in the current period compared with a net loss of $5,875 in the prior year. The increase in net income resulted primarily from the absence in the current year of losses pertaining to eBookMan operations and inventory write-downs of $6,987 and the inclusion in the current year of software licensing margin of $1,377.

Six months ended September 30, 2002 compared with six months ended September 30, 2001:

Net Sales

Sales of $37,571 for the six-month period ended September 30, 2002 were $2,848, or 8% higher than sales of $34,723 in the prior year period. The increased sales are attributable to higher sales of reference products to US consumers of $3,655, revenue of $1,573 from the extension of a three-year software licensing agreement and higher sales (OEM) of products produced to customer specifications of $669. These gains were partially offset by reduced reference sales in Europe of $593 and lower sales of Rolodex Electronics organizers which decreased by $984 to US consumers, $1,077 in Europe and $135 in other foreign subsidiaries.

Gross Margin

Gross margin increased to $16,900, or 45% of sales, from $10,248, or 30% of sales last year mainly because of the inclusion last year of an inventory write-down and provisions for price protection and returns aggregating $4,016 (12% of sales) for the eBookMan product line. The current year gross margin benefited from the extension of a three-year software licensing agreement that had a margin of $1,377, or 88%, as well as a more favorable sales mix, with higher margin reference products comprising 89% of sales in the current year compared with 81% of sales last year. The more favorable sales mix this year resulted in approximately $600 of additional margin.

Operating Expenses

Current and prior year operating expenses have been restated to reflect the allocation of certain MIS and administrative expenses to various operating groups. This restatement had no net effect on the Company's reported net income or loss for any period.

Total operating expenses decreased by $3,103 to $13,752 from $16,855 in the prior period. Sales and marketing expense decreased by $2,251 to $8,797 (or 23% of sales) from $11,048 (or 32% of sales) last year. The decrease is attributable to the elimination of $2,827 of expenses of the eBookMan product line, offset in part by higher freight costs of $332 and higher market development expense of $370 in the current year. Research and development costs declined by $715 to $1,543 (or 4% of sales) from $2,258 (or 7% of sales) in the prior year. The decrease resulted from the discontinuance of all research and development expenditures relating to the eBookMan product line which amounted to $1,016 in the prior year, partially offset by higher personnel costs of $306 in the current year. General administrative expense declined slightly to $3,412 (or 9% of sales) from $3,549 (or 10% of sales) last year. The decrease is a result of reduced compensation costs of $523 and the receipt of a payment of $350 to settle a patent infringement claim offset in part by higher bad debt provisions of $132 and increased legal fees of $433.

Interest Expense

Interest expense decreased to $403 from $815 in the same period last year because of a reduction in rates paid as all of the Company's borrowings in the current period were under its secured financing facility with an average rate of 6% while $10,404 of prior year debt consisted of Senior Notes with a rate of 12-1/2%.

Interest and Investment Income/Other, net

Interest and investment income and other, net combined for a loss of $29 for the six months ended September 30, 2002 compared with a loss of $410 in the same period last year. Increased losses of $229 on the Company's hedging program were more than offset by interest income of $234 received on a prior year tax refund and a gain of $100 recognized on the sale of the Company's approximately 82% interest in Voice Powered Technology, Inc., and reduced losses of $330 on the repatriation of funds from the Company's foreign subsidiaries. The Company maintains a program of selling Euros at current rates for future settlement in order to protect the dollar value of sales generated by foreign subsidiaries. The loss realized on the program is offset by higher of revenues in dollars from European sales.

Net Income

The Company reported net income of $2,716 in the current period compared with a net loss of $7,832 in the prior year. The increase in net income resulted primarily from the absence in the current year of losses pertaining to eBookMan operations and inventory write-downs of $8,291, the inclusion in the current year of software licensing margin of $1,377 and reduced interest expense of $412.

Changes in Financial Condition

Accounts receivable increased by $6,796 to $13,728 on September 30, 2002 from $6,932 on March 31 primarily because of an increase in sales of $6,140 during August and September 2002 compared with February and March 2002. Inventory increased by $4,475 to $15,582 in anticipation of higher sales in the seasonally active December quarter. The increases in accounts receivable and inventory are offset by an increase of $4,557 in accounts payable and $4,243 in the revolving credit facility relating to the seasonal increase in purchases during September quarter.

Liquidity and Capital Resources

The Company has a $25,000 secured financing facility with a commercial lender which expires on December 7, 2004. Borrowings under the revolving credit facility bear interest at the bank's prime rate (4.75% at September 30, 2002) plus 3/4% and the real property and equipment advances under the facility in the amount of $4,037 bear interest at the rate of prime plus 1 1/2 %. The facility contains certain financial covenants and restrictions on indebtedness, dividend payments, business combinations and other related items. As of September 30, 2002 no amounts were available for payment of dividends. Borrowings are collateralized by substantially all assets of the Company. As of September 30, 2002 the Company had an outstanding balance of $14,381 under the facility and is in compliance with all covenants.

Management believes that cash flow from operations and the secured financing facility will be adequate to provide for the Company's liquidity and capital needs for the foreseeable future.

The Company has no material commitments for capital expenditures in the next twenty-four months.

Except for the historical information contained herein, the matters discussed throughout this report, including, but not limited to, those that are stated as the Company's belief or expectation or preceded by the word "should" are forward looking statements that involve risks to and uncertainties in the Company's business, including, among other things, the timely availability and acceptance of new electronic books and organizers, changes in technology, the impact of competitive electronic products, the management of inventories, the Company's dependence on third party component suppliers and manufacturers, including those that provide Company-specific parts, and other risks and uncertainties that may be detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The principal executive officer and principal financial officer have evaluated the disclosure controls and procedures as of a date within 90 days before the filing date of this quarterly report. Based on this evaluation, they conclude that the disclosure controls and procedures effectively ensure that information required to be disclosed in the Company's filings and submissions under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in internal controls.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation of the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

ITEM 1.  LEGAL PROCEEDINGS

         In October 2002 the Company was notified of a third party claim in Belgium against its local operating subsidiary relating to the sale of certain products incorporating medical databases. The claimant asks for injunctive relief and damages approximating 2.8 million euros. The Company disputes the allegations of the claim and intends vigorously to defend any action related thereto.

         In October 2002, Franklin announced a settlement agreement and a patent cross licensing agreement with Seiko Instruments, Inc. Group ("the Group"). Franklin had filed for arbitration of disputes under certain patent licenses previously granted by Franklin to the Group. Under the settlement agreement, Franklin agreed to withdraw its arbitrable claims and to release all other claims, including certain patent claims. Franklin has received $350,000 from the Group. The parties contemporaneously entered into a cross license agreement on their respective U.S. patent portfolios in the field of electronic reference products.

         In April 2002, LeapFrog Enterprises, Inc. of Emeryville, California filed an action for declaratory judgment of non-infringement of the Company's United States Patent entitled "Word Spelling and Definition Educational Device." Franklin's patent, issued in 1993, covers electronic language skills teaching aid machines and systems to aid in the teaching of language skills, such as the Company's Homework Wiz(R) products. The Company believes that LeapFrog's filing for declaratory judgment will have no adverse financial effect on Franklin. In April 2002, the Company filed a patent infringement claim against LeapFrog alleging that Leapfrog's products infringe on the Company's patent. In July 2002 the Company filed a complaint with the United States International Trade Commission asking for an investigation and a permanent general exclusion order against the importation into the United States of certain LeapFrog products. In August 2002 the Commission voted to institute an investigation into whether certain products of LeapFrog violate Franklin's patent rights. In November 2002, Franklin filed a motion for leave to withdraw and termination of the investigation. In the case in which the motion is granted, the Company's patent infringement counterclaims against LeapFrog remain pending in federal district court.

         The Company is subject to litigation from time to time in the ordinary course of its business. The Company does not believe that any such litigation is likely, individually or in the aggregate, to have a material adverse effect on the financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         The Annual Meeting of Shareholders of the Company was held on August 2, 2002. Reference is made to the Company's Proxy Statement furnished to shareholders in connection with the solicitation of proxies in connection with that Annual Meeting. In connection with the annual election of directors, eight incumbent directors were re-elected with Edward H. Cohen receiving 7,202,701 votes with 54,822 votes withheld; Barry Lipsky receiving 7,193,801 with 63,722 votes withheld; Leonard M. Lodish and Jerry R. Schubel each receiving 7,195,101 votes with 62,422 votes withheld; Howard L. Morgan receiving 7,199,901 votes with 57,622 votes withheld; James Meister and James H. Simons each receiving 7,202,901votes with 54,622 votes withheld; and William H. Turner receiving 7,202,401 votes with 55,122 votes withheld. Shareholders ratified the appointment of Radin, Glass & Co. as auditors for the Company's 2003 fiscal year by vote of 7,210,875 in favor, 42,198 votes against, and 4,450 abstentions.

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

On September 13, 2002 the Company filed a Report on Form 8-K relating to the extension by the Company's Proximity Technology division of its licensing agreement with Adobe Systems, Inc.



________________________________
+  Filed herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 FRANKLIN ELECTRONIC PUBLISHERS,
                                                    INCORPORATED
                                                           Registrant



November 14, 2002                                /s/ Barry J. Lipsky
-----------------                                -------------------------------
Date                                             Barry J. Lipsky, President and
                                                 Chief Executive Officer
                                                 (Duly Authorized Officer)



November 14, 2002                                /s/ Arnold D. Levitt
-----------------                                -------------------------------
Date                                             Arnold D. Levitt, Senior Vice
                                                 President, Chief Financial
                                                 Officer, and Treasurer
                                                 (Principal Financial and
                                                 Accounting Officer)

                                 CERTIFICATION

I, Barry J. Lipsky, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Franklin Electronic Publishers, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"), and

   c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                   /s/ Barry J. Lipsky
                                          --------------------------------------
                                          Barry J. Lipsky, President and
                                          Chief Executive Officer
                                          (Duly Authorized Officer)

                                 CERTIFICATION

I, Arnold D. Levitt, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Franklin Electronic Publishers, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"), and

   c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                  /s/ Arnold D. Levitt
                                         ---------------------------------------
                                         Arnold D. Levitt, Senior Vice President
                                         Chief Financial Officer, and Treasurer
                                         (Principal Financial and Accounting
                                         Officer)