Form 10-Q
period 2002-12-31
FRANKLIN ELECTRONIC PUBLISHERS INC
filed 2003-02-14
CIK 356841

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended December 31, 2002	Commission File No. 0-14841

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

(Exact name of Registrant as specified in its charter)

Pennsylvania	22-2476703
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Franklin Plaza, Burlington, New Jersey 08016-4907

(Address of principal executive office)

Registrant’s telephone number  (609) 386-2500

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

COMMON STOCK OUTSTANDING AS OF

DECEMBER 31, 2002—7,946,282 SHARES

PART 1.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2002	March 31, 2002
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,426	$2,497
Accounts receivable, less allowance for doubtful accounts of $1,059 and $1,112	14,138	6,932
Inventories	11,976	11,107
Income tax receivable	999	809
Prepaids and other assets	2,268	2,354

TOTAL CURRENT ASSETS	32,807	23,699

PROPERTY AND EQUIPMENT	6,627	6,988

OTHER ASSETS:
Deferred income tax asset	5,700	5,700
Trademark and goodwill	3,796	3,796
Advance royalties and licenses	670	580
Software development costs	2,142	2,583
Other assets	3,760	3,956

TOTAL OTHER ASSETS	16,068	16,615

TOTAL ASSETS	$55,502	$47,302

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$11,707	$11,409
Current portion of long-term liabilities—Other	126	35

TOTAL CURRENT LIABILITIES	11,833	11,444

LONG-TERM LIABILITIES:
Revolving credit facility	13,570	10,138
Other liabilities	1,320	1,412

TOTAL LONG-TERM LIABILITIES	14,890	11,550

SHAREHOLDERS' EQUITY:
Preferred stock, $2.50 par value, authorized 10,000,000 shares, 4,153 and 3,767 issued and outstanding ($3,955 and $3,767 liquidation value)	4,131	3,745
Common stock, no par value, authorized 50,000,000 shares, issued and outstanding, 7,946,282 and 7,946,882 shares	50,022	49,978
Retained earnings (deficit)	(24,397)	(28,255)
Foreign currency translation adjustment	(977)	(1,160)

TOTAL SHAREHOLDERS' EQUITY	28,779	24,308

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$55,502	$47,302

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except for per share data)

(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
SALES	$18,764	$23,284	$56,335	$58,007

COST OF SALES	10,302	12,367	30,973	33,944
WRITE-DOWN ON EBOOKMAN INVENTORY	—	—	—	2,898

TOTAL COST OF SALES	10,302	12,367	30,973	36,842

GROSS MARGIN	8,462	10,917	25,362	21,165

EXPENSES:
Sales and marketing	4,858	5,926	13,655	16,974
Research and development	833	1,307	2,376	3,565
General and administrative	1,950	1,614	5,362	5,163

Total operating expenses	7,641	8,847	21,393	25,702

OPERATING INCOME (LOSS)	821	2,070	3,969	(4,537)

Interest expense	(191)	(493)	(594)	(1,308)
Interest and investment income	(155)	52	(340)	(108)
Other, net	87	(247)	243	(497)

INCOME (LOSS) BEFORE INCOME TAXES	562	1,382	3,278	(6,450)
INCOME TAX PROVISION (BENEFIT)	(966)	—	(966)	—

NET INCOME (LOSS)	1,528	1,382	4,244	(6,450)

PREFERRED STOCK DIVIDEND	198	179	386	267

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$1,330	$1,203	$3,858	$(6,717)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.17	$0.15	$0.49	$(0.85)

Diluted	$0.17	$0.15	$0.48	$(0.85)

WEIGHTED AVERAGE COMMON SHARES:
Basic	7,946	7,948	7,947	7,949

Diluted	8,017	7,948	8,037	7,949

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(in thousands, except for share data)

	Common Stock		Preferred Stock		Retained Earnings	Accumulated Other Comprehensive Income *	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
BALANCE—MARCH 31, 2002	7,946,882	$49,978	3,767	$3,745	$(28,255)	$(1,160)	$24,308

Issuance of shares and amortization of deferred compensation expense for shares issued for service	(600)	3	—	—	—	—	3
Value of stock options granted	—	41					41
Preferred stock dividend			386	386	(386)		—
Income for the period	—	—	—	—	4,244	—	4,244
Foreign currency translation adjustment	—	—	—	—	—	183	183

BALANCE—DECEMBER 31, 2002 (unaudited)	7,946,282	$50,022	4,153	$4,131	$(24,397)	$(977)	$28,779

*	Comprehensive income, i.e., net income (loss), plus, or less, the change in foreign currency balance sheet translation adjustments, totaled $4,427 for the nine months ended December 31, 2002.

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended December 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$4,244	$(6,450)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Depreciation and amortization	2,421	4,226
Provision for losses on accounts receivable	121	87
Loss (gain) on disposal of property and equipment	13	(75)
Provisions for eBookMan inventory, assets and obligations	—	4,201
Stock issued for services	45	307
Source (use) of cash from change in operating assets and liabilities:
Accounts receivable	(7,327)	(2,863)
Inventories	(870)	600
Prepaids and other assets	896	58
Accounts payable and accrued expenses	297	(1,497)
Income tax refund receivable	(999)	—
Other, net	(60)	(10)

NET CASH USED IN OPERATING ACTIVITIES	(1,219)	(1,416)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(445)	(685)
Proceeds from sale of property and equipment	10	255
Software development costs	(549)	(3,666)
Change in other assets	(482)	(319)

NET CASH USED IN INVESTING ACTIVITIES	(1,466)	(4,415)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments fo Senior Notes	—	(8,404)
Proceeds from revolving credit facility	3,433	9,731
Proceeds from issuance of preferred shares	—	3,478
Other liabilities	(1)	244

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,432	5,049

EFFECT OF EXCHANGE RATE CHANGES ON CASH	182	461

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	929	(321)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,497	2,835

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,426	$2,514

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Reference is made to the financial statements included in the Company’s annual Report (Form 10-K) filed with the Securities and Exchange Commission for the year ended March 31, 2002.

The financial statements for the periods ended December 31, 2002 and 2001 are unaudited and include all adjustments necessary to a fair presentation of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full year.

OPERATIONS

Under FAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, the Company’s operations are treated as one operating segment as it only reports profit and loss information on an aggregate basis to the chief operating decision maker of the Company. Information about the Company’s product sales are as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
Product Sales	2002	2001	2002	2001
Reference	$14,874	$18,038	$46,913	$45,130
ROLODEX® Electronics	2,043	4,423	5,912	10,521
EbookMan	1,583	522	2,436	1,600
Other	264	301	1,074	756

Total Sales	$18,764	$23,284	$56,335	$58,007

Approximate foreign sources of revenues including export sales were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
Product Sales	2002	2001	2002	2001
Europe	$4,962	$6,565	$10,672	$14,424
Other International	1,952	2,336	4,443	5,281

For the three-month and nine month periods ended December 31, 2002 and 2001, no customer accounted for more than 10% of the Company’s revenues.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

TRADEMARK AND GOODWILL

The company adopted SFAS No.142, “Goodwill and Other Intangible Assets,” at the beginning of April 2002 for all goodwill and other intangible assets recognized in the Company’s statement of financial position. This SFAS changes the accounting for goodwill from an amortization method to an impairment-only approach, and introduces a new model for determining impairment charges.

Upon initial application of SFAS No. 142 the trademark and goodwill are deemed to have an indefinite useful life because they are expected to generate cash flows indefinitely. Thus, the Company ceased amortizing the trademark and goodwill on April 1, 2002.

The net income, earnings-per-share and the amortization expenses of the Company for the period of initial application and prior period are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
(a) Reported net income (loss)	$1,528	$1,382	$4,244	$(6,450)
Add back:
Goodwill amortization	—	29		90
Trademark amortization	—	97		291

Adjusted net income (loss)	$1,528	$1,508	$4,244	$(6,069)

Basic earnings per share:
Reported net income (loss)	$0.19	$0.17	$0.53	$(0.81)
Goodwill amortization		—		.01
Trademark amortization		.01		.04
Adjusted net income (loss)	$0.19	$0.19	$0.53	$(0.76)

Diluted earnings per share:
Reported net income (loss)	$0.19	$0.17	$0.53	$(0.81)
Goodwill amortization		—		.01
Trademark amortization		.01		.04
Adjusted net income (loss)	$0.19	$0.19	$0.53	$(0.76)

(a)  Excludes preferred stock dividends of $198 and $179 in the quarters ended December 31, 2002 and 2001 respectively and $386 and $267 for the nine-month periods ended December 31, 2002 and 2001 respectively.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

INCOME TAX BENEFIT

As a result of the Job Creation and Workers Assistance Act of 2002, the Company was entitled to carry back its tax losses for the year ended March 31, 2001 to a year when income taxes had been paid. The carry back of such amounts had previously been barred by the Internal Revenue Code. As a result, in January 2003, the Company received $966, which has been recorded as “Income tax benefit” for the quarter. The Company believes that the deferred tax asset of $5,700 will be recovered from future operations

SALE OF VOICE POWERED TECNOLOGY

In August 2002 the Company sold its approximately 82% interest in Voice Powered Technology International, Inc. to Belle Group, Ltd. for $100,000 in cash. A gain of $100,000 was recorded on the sale and is included in Other, net on the statement of operations.

EBOOKMAN PROVISIONS

During the quarter ended September 30, 2001 the Company recorded provisions totaling $4,201 to reduce the carrying value of its eBookMan inventory and certain related assets and provide for price protection related to the eBookMan product.

RECENT ACCOUNTING PRONOUNCEMENTS

During the year 2001 the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 143 related to obligations which generally are incurred in connection with the ownership of real property. SFAS No. 144 superseded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No.30, “Reporting the Results of Operations and Transactions,” “Reporting the Effects of Disposal of a Segment of a Business,” and “Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business. SFAS No. 144 also amended Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company believes the adoption of these standards will have no material impact on its financial condition, results of operations or cash flows.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements. The Company does not expect this Statement to have any material impact on its financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In July 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (effective January 1, 2003). SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company does not believe the adoption of SFAS No. 146 will have a material effect on the Company’s financial statements.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands)

RESULTS OF OPERATIONS

Three months ended December 31, 2002 compared with three months ended December 31, 2001:

Net Sales

Sales of $18,764 for the quarter ended December 31, 2002, decreased by $4,520 (19%) from sales of $23,284 for the same quarter in the prior year. The decrease is primarily attributable to lower sales of $2,357 of reference products to U.S. consumers resulting from earlier ordering by domestic customers and the shipment of certain holiday orders in the prior quarter of this year, a reduction of $484 in European reference sales, and lower worldwide ROLODEX ® Electronics product sales of $2,373. The decrease in ROLODEX ® Electronics product sales is attributable to the absence of hypermarket sales in Germany ($1,126 in the prior year) and earlier shipment of some holiday orders in the United States. These decreases were partially offset by higher sales from the disposition of eBookMan products which were $978 higher than in the same quarter last year.

Gross Margin

Gross margin declined by $2,455, from $10,917 (47% of sales), to $8,462 (45% of sales), primarily because of lower sales of $4,520, or $2,124 of reduced margin, $250 less absorption of overhead because of lower inventory receipts in the current year and price protection accruals of $138 in the current year.

Operating Expenses

Total operating expenses decreased by $1,206 to $7,641 from $8,847 last year. Sales and marketing expense decreased by $1,068 to $4,858 (26% of sales) from $5,926 (25% of sales) primarily because of lower variable selling costs including lower market development advertising of $474, lower commissions of $215, and lower freight of $86, lower expenses for the eBookMan product line of $150, and the absence of trademark amortization of $97 in the current year. Research and development expense declined by $474 from $1,307 (6% of sales) to $833 (4% of sales). The decrease resulted from reduced staffing costs, including consultants, of $442 due to lower current year research and development expenditures relating to the eBookMan product line. General and administrative expense increased to $1,950 (9% of sales) compared with $1,614 (7% of sales) in the prior year primarily because of increased legal fees of $339.

Interest Expense

Interest expense declined to $191 in the current period from $493 last year because of lower amounts of debt outstanding and a reduction in interest rates paid as all of the Company’s borrowings in the current period were under its secured financing facility with an average interest rate of 6% while $10,404 of prior year debt consisted of Senior Notes with an interest rate of 12-1/2%.

Interest and Investment Income/Other Net

Interest and investment income and other net combined for a loss of $68 for the quarter compared with a loss of $195 in the same period last year. The current period includes higher losses of $251 on the Company’s currency hedging transactions because of an increase in the value of the euro in relation to the dollar. These losses were offset by recognized gains of $87 on the repatriation of funds from the Company’s foreign subsidiaries compared with losses of $247 last year as well as interest income of $32 on a tax refund. The increased revenue from European operations more than offset the loss on the currency hedging transactions.

Net Income

The Company reported net income of $1,528 in the current period compared with $1,382 in the prior year. The increase of $146 in net income resulted from a recovery of prior year taxes of $966 and lower expenses of $1,635 in the current period offset by a decrease in gross margin of $2,455.

Nine months ended December 31, 2002 compared with nine months ended December 31, 2001:

Net Sales

Sales of $56,335 for the nine months ended December 31, 2002, decreased by $1,672 (2.9%) from sales of $58,007 for the same period in the prior year. The decrease is primarily attributable to a decrease of $4,609 in worldwide ROLODEX® Electronics sales and lower reference product sales in Germany of $888. The decline in ROLODEX® Electronics sales was due in part to the absence of hypermarket sales in Germany (approximately $2,000 in the prior year) and a decline in US sales of $1,981 because of weakness in the organizer market. These declines were partially offset by an increase of $1,216, or 4%, in US reference product sales, revenue of $1,573 from the extension of a three-year software licensing agreement and higher sales from the disposition of eBookMan products which were $836 higher than last year’s eBookMan sales.

Gross Margin

Gross margin increased to $25,362, or 45% of sales, from $21,165, or 36% of sales last year primarily because of the inclusion last year of an inventory write-down and provisions for price protection and returns aggregating $4,016 (7% of sales) for the eBookMan product line. The current year gross margin benefited from the extension of a three-year software licensing agreement that had a margin of $1,377, or 88%, as well as a more favorable sales mix, with higher margin reference products comprising 83% of sales in the current year compared with 78% of sales last year. These gains were partly offset by lower sales which reduced gross margin by approximately $1,472.

Operating Expenses

Total operating expenses for the nine months ended December 31, 2002 decreased by $4,309 to $21,393 from $25,702 last year. Sales and marketing expense decreased by $3,319 to $13,655 (24% of sales) from $16,974 (29% of sales) primarily because of lower expenses for the eBookMan product line of $2,984 in the current year, a decrease in commission expense of $218 and lower market development advertising of $114. Research and development expense decreased by $1,189 from $3,565 (6% of sales) to $2,376 (4% of sales). The decrease resulted from lower research and development expenditures of $1,437 relating to the eBookMan product line, partially offset by higher personnel costs of $262 in the current year. General and administrative expense increased to $5,362 (10% of sales) compared with $5,163 (9% of sales) in the prior year primarily resulting from increased depreciation and amortization of $338 relating to the Company’s new computer system and increased legal fees of $771 which were offset in part by a payment of $350 received to settle a patent infringement claim and lower personnel costs of $346 in the current year.

Interest Expense

Interest expense decreased to $594 from $1,308 in the same period last year because of lower amounts of debt outstanding and a reduction in interest rates paid as all of the Company’s borrowings in the current period were under its secured financing facility with an average interest rate of 6% while $10,404 of prior year debt consisted of Senior Notes with an interest rate of 12-1/2%.

Interest and Investment Income/Other, net

Interest and investment income and other, net combined for a loss of $97 for the nine months ended December 31, 2002 compared with a loss of $605 in the same period last year. Increased losses of $480 on the Company’s hedging program were more than offset by interest income of $266 received on a prior years tax refunds, a gain of $100 recognized on the sale of the Company’s approximately 82% interest in Voice Powered Technology, Inc. and recognized gains of $137 on the repatriation of funds from the Company’s foreign subsidiaries compared with losses of $484 last year. The Company maintains a program of selling Euros at current rates for future settlement in order to protect the dollar value of sales generated by foreign subsidiaries. The loss realized on the program is offset by higher revenues in dollars from European sales.

Net Income

The Company reported net income of $4,244 in the current period compared with a net loss of $6,450 in the prior year. The increase in net income resulted primarily from the absence in the current year of losses pertaining to eBookMan operations and inventory write-downs of $9,098, the inclusion in the current year of software licensing margin of $1,377, a recovery of prior year taxes of $966 and reduced interest expense of $714. These gains were partly offset by lower sales which reduced gross margin by approximately $1,472. Increased legal fees during the nine-month period of $771 were offset in part by a payment of $350 received to settle a patent infringement claim.

Changes in Financial Condition

Accounts receivable increased by $7,206 to $14,138 on December 31, 2002 from $6,932 on March 31, 2002 because of an increase in sales of $5,746 during the December 2002 quarter compared with the March 2002 quarter and a reduction of $1,328 in reserve for product returns (primarily eBookMan). Inventory increased by $869 to $11,976 from $11,107 on March 31 due to lower than anticipated sales in the current quarter. The increases in accounts receivable and inventory are partly offset by an increase of $3,432 in the revolving credit facility.

Liquidity and Capital Resources

The Company has a $25,000 secured financing facility with a commercial lender which expires on December 7, 2004. Borrowings under the revolving credit facility bear interest at the bank’s prime rate (4.25% at December 31, 2002) plus ¾% and the real property and equipment advances under the facility in the amount of $3,899 bear interest at the rate of prime plus 1½%. The facility contains certain financial covenants and restrictions on indebtedness, dividend payments, business combinations and other related items. As of December 31, 2002 no amounts were available for payment of dividends. Borrowings are collateralized by substantially all assets of the Company. As of December 31, 2002 the Company had an outstanding balance of $13,570 under the facility and is in compliance with all covenants.

Management believes that cash flow from operations and the secured financing facility will be adequate to provide for the Company’s liquidity and capital needs for the foreseeable future.

The Company has no material commitments for capital expenditures in the next twenty-four months.

Outlook

Management is confident that the Company will report a full-year profit, although it may incur a loss in the traditionally weak March quarter.

ITEM 4.    CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

The principal executive officer and principal financial officer have evaluated the disclosure controls and procedures as of a date within 90 days before the filing date of this quarterly report. Based on this evaluation, they conclude that the disclosure controls and procedures effectively ensure that information required to be disclosed in the Company’s filings and submissions under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)  Changes in internal controls.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation of the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

ITEM 1.    LEGAL PROCEEDINGS

In October 2002 the Company was notified of a third party claim in Belgium against its local operating subsidiary relating to the sale of certain products incorporating medical databases. The claimant asks for injunctive relief and damages approximating 2.8 million euros. Two actions by the third party for injunctive relief against the Company were decided by the court in the Company’s favor. The Company disputes the allegations of the claim and intends vigorously to defend any action related thereto.

In October 2002, Franklin announced a settlement agreement and a patent cross licensing agreement with Seiko Instruments, Inc. Group (“the Group”). Franklin had filed for arbitration of disputes under certain patent licenses previously granted by Franklin to the Group. Under the settlement agreement, Franklin agreed to withdraw its arbitrable claims and to release all other claims, including certain patent claims. Franklin has received $350,000 from the Group. The parties contemporaneously entered into a cross license agreement on their respective U.S. patent portfolios in the field of electronic reference products.

In April 2002, LeapFrog Enterprises, Inc. of Emeryville, California filed an action for declaratory judgment of non-infringement of the Company’s United States Patent entitled “Word Spelling and Definition Educational Device.” Franklin’s patent, issued in 1993, covers electronic language skills teaching aid machines and systems to aid in the teaching of language skills, such as the Company’s Homework Wiz products. The Company believes that LeapFrog’s filing for declaratory judgment will have no adverse financial effect on Franklin. In April 2002, the Company filed a patent infringement claim against LeapFrog alleging that Leapfrog’s products infringe on the Company’s patent. In July 2002 the

ITEM 1.    LEGAL PROCEEDINGS (continued)

Company filed a complaint with the United States International Trade Commission asking for an investigation and a permanent general exclusion order against the importation into the United States of certain LeapFrog products. In August 2002 the Commission voted to institute an investigation into whether certain products of LeapFrog violate Franklin’s patent rights. In November 2002, the Commission granted Franklin’s motion for leave to withdraw and termination of the investigation and the case returned to federal district court.

The Company is subject to litigation from time to time in the ordinary course of its business. The Company does not believe that any such litigation is likely, individually or in the aggregate, to have a material adverse effect on the financial condition of the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

NONE

ITEM 5.    OTHER INFORMATION -

ROLODEX® is a registered trademark of Berol Corporation, a subsidiary of Newell Rubbermaid, Inc. Rocket eBook™ is a trademark of NuvoMedia, Inc.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K -

EXHIBITS NO.

3.01		—	Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.01 to Registration Statement on Form S-1, File No. 3-6612 (the “Company’s 1986 S-1 Registration Statement”))

3.02		—

Articles of Amendment to the Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.02 to the Company’s 1990 report on Form 10-K for the year ended March 31, 1990 (the “Company’s 1990 10-K”))

3.03		—	Amended and Restated Statement of Rights and Preferences of Series A 10% Convertible Preferred Stock (Incorporated by reference to the Exhibit to the Company’s Report on Form 8-K filed May 23, 2001)

3.04		—	By-laws of the Company (Incorporated by reference to Exhibit 3.02 to the Company’s 1986 S-1 Registration Statement)

3.05		—	Amendment to By-laws of the Company (Incorporated by reference to Exhibit A to the Company’s Proxy Statement relating to the 1987 Annual Meeting of Shareholders)

3.06		—	Amendment to By-laws of the Company (Incorporated by reference to Exhibit 3.05 to the Company’s 1990 10-K)

99.1	†	—	Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

On October 25, 2002 the Company filed a report on Form 8-K relating to the settlement of its patent arbitration against the Seiko Instruments Inc. Group.

†	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
Registrant

February 14, 2003	/s/ Barry J. Lipsky
Date	Barry J. Lipsky, President and Chief Executive Officer (Duly Authorized Officer)

February 14, 2003	/s/ Arnold D. Levitt
Date	Arnold D. Levitt, Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)

CERTIFICATION

I, Barry J. Lipsky, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Franklin Electronic Publishers, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”), and

c)    Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 14, 2003	/s/ Barry J. Lipsky
Barry J. Lipsky, President and Chief Executive Officer (Duly Authorized Officer)

CERTIFICATION

I, Arnold D. Levitt, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Franklin Electronic Publishers, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”), and

c)    Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 14, 2003	/s/ Arnold D. Levitt
Arnold D. Levitt, Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)