Form 10-K
period 2003-03-31
FRANKLIN ELECTRONIC PUBLISHERS INC
filed 2003-06-26
CIK 356841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2003

Commission File Number 0-14841

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

(Exact name of the registrant as specified in its charter)

Pennsylvania	22-2476703
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Franklin Plaza, Burlington, New Jersey 08016-4907

(Address of principal executive offices)

(609) 386-2500

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant Section 12(g) of the Exchange Act:

Common Stock, no par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past  90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule  12b-2)  Yes  ☐    No  ☒

As of June 20, 2003 7,946,282 shares of common stock of the registrant were outstanding and the aggregate market value of common stock held by non-affiliates was approximately $17,500,000.

The registrant’s Proxy Statement for its 2003 annual meeting of shareholders is hereby incorporated by reference into Part III of this Form 10-K.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

INDEX TO ANNUAL REPORT ON FORM 10-K FILED WITH

THE SECURITIES AND EXCHANGE COMMISSION

YEAR ENDED MARCH 31, 2003

ITEMS IN FORM 10-K

i

This 2003 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent and belief or current expectations of Franklin and its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, the timely availability and acceptance of new electronic books, organizers, and other electronic products, changes in technology, the impact of competitive electronic products, the management of inventories, Franklin’s dependence on third party component suppliers and manufacturers, including those that provide Franklin-specific parts, and other risks and uncertainties that may be detailed herein, and from time-to-time, in Franklin’s other reports filed with the Securities and Exchange Commission. Franklin undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I

ITEM 1.    BUSINESS

Franklin Electronic Publishers, Incorporated (“Franklin” or the “Company”) designs, develops, publishes and distributes electronic information on handheld portable devices, memory media, and via internet downloads.

The Company believes it is the world’s largest designer, developer and publisher of handheld electronic reference books, having sold more than twenty-nine million units since 1986. The Company’s electronic books are battery-powered devices that incorporate the text of a reference work, general literature, or other databases and permit the user to read selected portions on a display screen. The Company owns or has licenses to publish and/or distribute, either directly or through third parties, in electronic format more than eight thousand titles, consisting of approximately 200 core reference titles including monolingual and bilingual dictionaries (such as Merriam-Webster’s Collegiate® Dictionary), the Holy Bible, encyclopedias (such as the Britannica® Concise Encyclopedia), entertainment-oriented and educational publications, medical publications (such as the Physicians’ Desk Reference®), and general literature.

The Company marketed its first electronic book, the Spelling Ace®, in 1986. The Company believes that the Spelling Ace was one of the first electronic books marketed in the United States. Beginning in 1987, Franklin began marketing increasingly sophisticated electronic versions of thesauruses and dictionaries and, in 1989, the Holy Bible.

In 1996, the Company acquired certain assets of the ROLODEX® Electronics product line and the associated trademark license. Under this license, the Company acquired the right to build and market databanks and organizers under the ROLODEX® Electronics mark. During the year ended March 31, 2002, the Company recorded a non-cash charge of approximately $11.1 million for the impairment of the value of the ROLODEX® Electronics Trademark.

In 1999, the Company introduced at retail an eBook produced by a third party for downloading content from the Internet. The product introduction initiated the Company’s strategy of providing content for downloading from the Internet for all handheld products. In 2001, the Company introduced at retail its eBookMan product, a handheld electronic multimedia eBook device (“eBookMan”) for downloading multimedia content from the Internet.

The Company expended significant resources in connection with the development and introduction of the eBookMan product line. However, the retail market for handheld eBook readers has not developed and grown as anticipated and consequently the Company discontinued manufacturing the product. During the year ended

March 31, 2002, the Company incurred a loss of $14.8 million from eBookMan operations, including a write down of inventory and certain other assets of $9.9 million. During the year ended March 31, 2003, the Company continued to sell eBookMan units and had remaining inventory with a carrying value of $319,000 at March 31, 2003.

In 2001, the Company formed a strategic alliance with Mobipocket, SA of Paris, France, (“MobiPocket”) which had been working on a cross platform solution of providing electronic content in a single file format to all popular portable and desktop devices and in April 2003 the Company purchased a twenty-five percent equity interest in MobiPocket. The Company believes this to be an important alliance, providing for Franklin’s own proprietary, generally lower-priced devices to access more content but also enabling Franklin to leverage its content development and availability to include access to the more than 40,000,000 personal digital assistant platforms and hundreds of millions of personal computers already in the market.

The Company was incorporated in 1983 in the Commonwealth of Pennsylvania as the successor to a business commenced in 1981. The Company’s principal executive offices are located at One Franklin Plaza, Burlington, New Jersey 08016-4907, and its telephone number is (609) 386-2500.

Competitive Advantages

The Company believes that it has the following competitive advantages:

•	Efficient and Cost-Effective Manufacturing Process. Franklin controls the entire manufacturing process of its products, from design to sale, but does not own actual manufacturing facilities. This “virtual manufacturing” model enables the Company to produce its products in the most cost-effective manner by allowing the Company to outsource the manufacturing and assembly functions to third parties which meet the Company’s cost and quality specifications. In this way, the Company maintains a high degree of flexibility and adaptability in its product sourcing operations with minimal capital invested and, due to the use of multiple factories in various Asian countries, the Company is able to maintain competitive manufacturing costs.

•	Strong Share in Electronic Reference Books. Franklin believes that it is the preeminent company in the handheld electronic reference market, with leading positions in the United States and key international markets. The Company believes that it has dominant market share in North America and Australia, as well as a major presence in Europe and the Middle East. Over the past sixteen years, Franklin has sold more than twenty-nine million units worldwide.

•	Breadth and Strength of Distribution. The Company distributes its products through approximately 45,000 retail outlets in more than fifty countries and through the internet and catalog mailings direct to customers. The Company also uses direct channels to serve multiple markets, such as the professional, educational and customized application markets. In the educational market, the Company’s electronic books are used in schools throughout the United States. With the success of its electronic Holy Bible, the Company has also achieved substantial sales in the religious market, with Franklin products currently distributed through Christian-affiliated bookstores.

•

Technological Leadership in eBooks.    Franklin has significant expertise in providing high quality content and functionality through cost-effective hardware designs of electronic information products. The Company designs and has manufactured for its use proprietary microprocessors. The Company’s products combine sophisticated technology with a user-friendly interface designed for convenient and rapid retrieval of data. Franklin’s ability to compress data and to design systems that permit quick and intelligent information retrieval enables it to offer compact products with high functionality. For example, the Company stores the almost three thousand page Physicians’ Desk Reference, which fills up twenty megabytes of memory space, into the memory space of only five megabytes which also includes sophisticated search and retrieval functionality. The Company has been able to manufacture higher performance products at lower cost due in part to declining prices of memory chips. The Company’s vertically integrated research and development effort, devoted to developing both the hardware and software for its products, also enables it quickly to utilize cost-minimizing technologies. As a result, the cost of Franklin’s products to consumers has decreased over the years to prices approaching those of print versions of reference publications, offering consumers added value at attractive price points.

•	Long-standing Relationships and Licenses with Many Top Publishers. The Company has electronic rights to over 200 reference titles, including several versions of English and bilingual dictionaries, Bibles, and the Physicians’ Desk Reference. The Company obtains its licenses from a variety of well-established publishers such as Merriam-Webster, Harper Collins, Vivendi Universal and Bertelsmann. While many of these licenses are exclusive, all are supported by long-standing relationships with the publishers, providing Franklin with a significant competitive advantage. In the past several years the Company has increased the scope of its licenses to publish and/or distribute eBooks to cover over 8,000 titles which include titles from well known publishers such as St. Martin’s Press, McGraw Hill, AOL Time Warner and others.

Business Strategies

Franklin was the first, and strives to be the best, in electronic books. The Company’s strategy to fulfill that mission is to leverage its leading market position by exploiting the following opportunities:

•	Consumer Driven Product Development and Marketing. While the Company has built strong distribution for its major products, it believes that further opportunities lie in its ability to take a more marketing driven approach to product development. The Company believes a better understanding of its customers will allow it to boost sales, lower costs, accelerate sell through at retail and lead to successful new product introductions. The Company has initiated a new product category management process to further exploit additional opportunities in its core markets including language, language learning, bible, organization and leisure. The Company conducts more consumer research to better understand its customers’ needs to be able to expand its solution-based product offerings in these markets.

•	Continuing Upgrade of Core Products. The Company’s core product line continues to represent the major portion of its revenue. Dictionaries, spell correctors and Bibles have been the Company’s mainstream consumer electronics products. The Company intends to continue to upgrade and enhance its core products.

•	Investment in Marketing. The Company believes that a major opportunity lies in broadening consumer awareness of the handheld reference category in order to generate mass market interest in the Company’s products. To date, the Company has engaged in limited advertising on the national or local levels and relies heavily on cooperative advertising with its key retailers.

•	Growth in Selected International Markets. The Company has had success in selling its products directly through wholly-owned, local subsidiaries in selected international markets, and through distributors in other markets. Because of the slowed growth in some international markets over the past three fiscal years, the Company is concentrating its sales efforts in fewer key markets. The Company anticipates that its international sales will continue to provide a significant portion of its revenues.

•	Use of the Internet to Distribute Content to Handhelds. The Company distributes e-Books on its web page (franklin.com) and other third party websites in electronic form for downloading to a wide variety of leading handheld platforms, including to those using the Palm OS operating system, Microsoft Pocket PC/Windows CE operating system and Symbian operating system, as well as to the Company’s own handheld electronic books. In this way, the Company expects to leverage its expertise in refining reference data with its competitive advantages in developing and distributing handheld products to reach a broader installed base. The Company has developed Internet-enabled hardware platforms to provide for portable use of content delivered from the Company’s website and other third party websites.

•	Exploitation of OEM and Licensing Opportunities. Original Equipment Manufacturer (“OEM”) opportunities are business agreements pursuant to which the Company develops products, software, and technology for resale or use by its partners. The Company has such agreements in the medical publishing and international markets and will seek to broaden its activities to other markets. The Company believes its OEM business can be expanded as the Company upgrades existing and develops new open system platforms. The Company licenses its technology to preeminent companies such as Adobe Systems, MacroMedia, Ademco (a division of Honeywell), and Mobile Digital Media, a spin-off of Palm, Inc.

Risk Factors

The Company believes that the most significant risks to its business involve those set forth below.

•	Dependence on New Products and Titles. The Company depends to a certain extent on the introduction of successful new products and titles to generate sales growth and replace declining revenues from certain older products and titles. The Company currently has several new products and titles under development; however, significant development efforts for a number of the Company’s proposed new products and titles will be required prior to their commercialization. A significant delay in the introduction of a new product or title could have a material adverse effect on the ultimate success of the product or title. In addition, if revenues from new products and titles fail to replace declining revenues from certain existing products and titles, the Company’s operating results and growth could be adversely affected. There can be no assurance that new products and titles currently under development will be introduced on schedule, that they will generate significant revenues, or that the Company will be able to introduce additional new products and titles in the future.

The Company expended significant resources in connection with the development and introduction of its eBookMan product line, which commenced shipping in the fourth quarter of fiscal 2001. However, the retail market for handheld eBook readers has not developed and grown as anticipated and consequently the Company discontinued manufacturing the product. During the year ended March 31, 2002, the Company incurred a loss of $14.8 million from eBookMan operations, including a write down of inventory and certain other assets of $9.9 million. During the year ended March 31, 2003, the Company continued to sell eBookMan units and had remaining inventory with a carrying value of $319,000 at March 31, 2003.

•	Inventory Management. The Company’s lead times are necessarily long because of the custom nature of certain components and because most of its components are manufactured, and handheld products are assembled, in Asia. Accordingly, production and procurement planning are critically related to the Company’s anticipated sales volume. Any significant deviation from projected future sales could result in material shortages or surpluses of inventory. Shortages could cause the Company’s distribution base to shrink as customers turn to the Company’s competitors. Inventory surpluses could cause cash flow and other financial problems, which might cause the Company to liquidate inventory at a loss. There can be no assurance that the Company’s forecasts of demand for its products will be accurate. Inaccurate forecasts, or unsuccessful efforts by the Company to cope with surpluses or shortages, could have a material adverse effect on the Company’s business.

•	Changes in Technology. In general, the computer industry, both with respect to software and hardware, is subject to rapidly changing technology. Accordingly, the technology underlying the Company’s products may similarly be subject to change. The introduction of products embodying new technologies and the emergence of new industry standards could exert price pressure on the Company’s existing products or render such products unmarketable or obsolete. The Company’s ability to anticipate changes in technology and industry standards and to develop and introduce new and enhanced products, as well as additional applications for existing products, in each case on a timely and cost-effective basis, will be a critical factor in the Company’s ability to grow and remain competitive. There can be no assurance that technological changes will not materially adversely affect the Company’s business.

•

Competition.    The consumer electronics and handheld product markets are highly competitive and characterized by rapid technological advances and the regular introduction of new products or enhancements of existing products. The Company believes it faces various degrees of competition at different price points in these markets. Competitive factors include product quality and reliability, price, performance, marketing and distribution capability, service and reputation. There can be no assurance that companies currently in the consumer electronics or handheld product markets will not enter the markets in which the Company currently sells its products. There can be no assurance that other companies, currently in the consumer electronics industry, will not enter the electronic reference market. Many of such companies have greater capital, research and development, marketing and distribution resources than the Company. If new competitors emerge or the existing market becomes more competitive, the Company could experience significant pressure on prices and margins.

•	Dependence on Key Suppliers. Certain integrated circuits essential to the functioning of the Company’s products are manufactured by a relatively small number of overseas suppliers. Missed, late or erratic deliveries of custom IC-ROMs and other parts could have a material adverse impact on the timing of new product deliveries as well as the Company’s ability to meet demand for existing products. If any one of the integrated circuit suppliers were unable to meet its commitments to the Company on a timely basis, such failure could have a material adverse effect on the Company’s business.

•	Intellectual Property Rights. The Company owns utility and design patents in the United States and elsewhere on its electronic books. There can be no assurance (i) that the claims allowed under any patents will be sufficiently broad to protect the Company’s technology, (ii) that the patents issued to the Company will not be challenged, invalidated or circumvented or (iii) as to the degree or adequacy of protection any patents or patent applications will afford. The Company also claims proprietary rights in various technologies, know-how, trade secrets and trademarks which relate to its principal products and operations, none of which rights is the subject of patents or patent applications in any jurisdiction. There can be no assurance as to the degree of protection these rights may or will afford the Company or that third parties will not obtain patent rights that may be interposed against the Company’s products. See “Legal Proceedings.”

•	International Sales and Currency Fluctuations. The Company expects that international sales will continue to constitute a material portion of the Company’s business. The Company’s international business is subject to various risks common to international activities, including political and economic instability and the need to comply with export laws, tariff regulations and regulatory requirements. There can be no assurance that political or economic instability in any given country or countries will not have an adverse impact on the Company’s overall operations. Because approximately 24% of the Company’s sales are made in currencies other than the U.S. dollar, the Company is subject to the risk of fluctuation in currency values from period to period. The risk associated with fluctuations in currency values can be expected to increase to the extent the Company expands its international operations.

Products

Electronic Books

Franklin currently markets, either directly or through third parties, more than 8,000 titles in various categories, including thesauruses, dictionaries, bilingual dictionaries, the Bible, and educational and medical publications. Different versions of the Company’s electronic reference products use different databases and provide various levels of functionality.

Dictionaries

Franklin’s electronic spelling products (the “Spelling Ace®” line) operate as phonetic spelling error detectors and correctors, puzzle solvers, word list builders and word finders. These products permit the user to obtain the correct spelling of a word that the user does not know how to spell correctly. For example, if the user phonetically types in “krokodyl,” the book will display a list of seven words including, as the first choice, “crocodile.” The Company markets various versions in the Spelling Ace line incorporating different databases.

The Company’s top-of-the-line electronic dictionary is Merriam-Webster’s Collegiate Dictionary which is sold for use in BOOKMAN® products and which contains 225,000 clear and precise definitions, as well as parts of speech, hyphenation points and different word forms (inflections). All of the Company’s electronic dictionaries provide phonetic spelling correction and many provide thesaurus features as well. For example, if a user enters the word “baffled,” the thesaurus will display eleven different synonyms, including “frustrated,” “disappointed” and “foiled.”

The Company markets versions of its dictionaries that include speech synthesis circuitry (based on text to speech technology in which algorithms are used to convert text into sound) which allows the Company’s products to pronounce, in computer generated speech, relevant words contained in the various databases. The Company also has developed and sold audio products that use digitally recorded and compressed speech, which provides for a more natural sounding voice.

The Company’s line of products also includes bilingual dictionaries. Each contains more than 200,000 words in both English and either Spanish, French, German, Arabic or Hebrew, and each provides complete translations, definitions, verb conjugations and a gender guide, and plays a variety of language learning games to help teach the language. The Spanish/English dictionary is marketed in versions with and without speech synthesis for both Spanish and English words. Each of the other bilingual dictionaries is equipped with speech synthesis for the English words. The Company currently markets a French/German dictionary and bilingual dictionaries for several other languages, including other language pairs that do not include English, such as German/Italian and French/Spanish.

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

Children’s Products

Since 1990, the Company has successfully sold children’s versions of its reference products, such as a children’s dictionary based on the word list from Webster’s Elementary Dictionary. In 1997, the Company introduced a new line of children’s products which includes the Homework Wiz electronic dictionary with a text-to-speech voice synthesizer enabling the product to speak words and definitions.

The Holy Bible

Franklin’s electronic Holy Bible is a handheld edition of the entire text of the Holy Bible, which allows for retrieval of text by searches based on single words, word groups or synonyms. For example, a search for the words “valley” and “shadow” will retrieve the Twenty-third Psalm. Because of its built-in ability to conduct full-text word searches, the Franklin Bible is a fully automated concordance. The Company sells the Bible on its BOOKMAN platform and on cards designed for use with its BOOKMAN platform as well as other formats. The Company sells both the King James and the New International versions of the Bible.

Medical Publications

The Company develops and markets a broad range of titles for health care professionals for use on a variety of handheld platforms. The Company’s development of certain medical titles continued during the 2003 fiscal year. Many titles were developed for the Palm OS operating system, as well as for the Microsoft Windows CE operating systems. Titles are available for download at franklin.com as well as in memory card format.

Entertainment Titles

The Company sells a Crossword Puzzle Solver electronic book which provides correct spelling for over 250,000 words and phrases from Merriam-Webster’s Official Crossword Puzzle Dictionary for use by word puzzle enthusiasts. The Company has licensed the Official Scrabble® Players Dictionary for use in a handheld product and is investigating making certain entertainment titles available for downloading from its website into a variety of handheld platforms.

Seiko® Products

In April 2003, the Company began to distribute handheld reference products in the United States under the Seiko trademark.

International Titles

The Company has developed and produced British English versions of its American English electronic reference products for international markets, particularly the United Kingdom and Australia. The Company has monolingual electronic reference products for the French market and bilingual products for the German-speaking market. The Company has omnibus agreements for publishing electronic reference products with two major European publishers, Bertelsmann and Vivendi Universal, under which Franklin has developed titles in handheld electronic platforms and ROM cards. Vivendi Universal publishes dictionaries, thesauruses, encyclopedias and other works under the following well known French trademarks: Le Robert, Larousse, Nathan, Dalloz, Masson and Bouquins.

Linguistic Technology

Through its Proximity Technology division, the Company designs linguistic software that performs spelling error detection and correction, thesaurus and dictionary functions in conjunction with databases of words in 20 languages and dialects. The Company licenses this software for use in computers of all sizes, as well as on the Internet.

Electronic Organizers

In 1997, the Company began to sell a line of organizers and databanks under the ROLODEX® Electronics trademark which had been licensed by the Company late in 1996. Since acquiring the ROLODEX® Electronics product line, the Company has updated and improved both low priced databanks that allow users to store and retrieve names and telephone numbers and more advanced personal organizers, that can interface with desktop PCs.

Internet Enabled Content and Devices

The Company offers versions of certain reference works from its website, franklin.com, for downloading to its own handheld devices and those using the Palm OS operating system, Pocket PC Windows CE operating system, and Symbian operating system. The Company expended significant resources in connection with the development and introduction of the eBookMan product line, which commenced shipping in the fourth quarter of fiscal 2001. See “Risk Factors.”

Research and Development

The Company has a group of approximately thirty-six persons that perform research and development relating to new electronic products as well as improvements to existing products. The Company focuses its hardware development efforts on creating new platforms.

The Company maintains a full-time internal development group of hardware and software engineers dedicated to the critical function of developing proprietary microprocessors and VLSIs that integrate the Company’s proprietary microprocessor or general purpose microprocessors and custom design circuits for electronic products. Through this extensive effort, the Company is able to reduce the cost of components for its platforms and cards on an ongoing basis. The Company regularly engages in programs to redesign its platforms and to develop new VLSIs for its products. The Company relies on its team of software engineers to develop new products and has also contracted for software development work in Russia, India and the Far East.

Manufacturing

The Company arranges for the assembly of its products by placing purchase orders with established third-party manufacturers in China, Malaysia and Thailand. The Company believes that it could locate alternate manufacturers for its products if any of its current manufacturers is unable, for any reason, to meet the Company’s needs.

The Company designs certain custom integrated circuits, which are manufactured by third parties for use in the Company’s products. Franklin also creates the mechanical, electronic and product design for its hardware platforms and designs and owns the tools used in the manufacture of its products. The Company’s electronic products are based on the Company’s proprietary microprocessor or general purpose microprocessors and custom-designed ROM chips and general purpose static random access memory chips. The Company designs VLSIs that integrate its proprietary or general purpose microprocessors and custom-designed circuits in order to reduce the cost of the components in its platform. In order to minimize the effect of any supplier failing to meet the Company’s needs, the Company generally attempts to source these parts from multiple manufacturers. In those cases where the Company chooses to use a single source for economic reasons, alternative suppliers are generally available.

The Company utilizes its office in Hong Kong to facilitate component procurement, manufacturing, and quality control. On-site quality control inspection of electronic products is conducted by its employees in China, Malaysia and Thailand. The Company’s products are generally shipped at the Company’s expense to its facility in New Jersey, where the Company maintains inspection, quality control, packaging, warehousing and repair operations for distribution in the United States, and to similar facilities in Europe and elsewhere for its foreign operations.

Sales and Marketing

Franklin’s products are marketed domestically through the Company’s own sales and marketing force, through independent sales representative organizations, which are supervised by the Company’s internal sales department, and through third party alliances.

Consumer Sales

Franklin’s products are sold in approximately 30,000 retail establishments in the United States. These are comprised of mass market retailers, discount chains, bookstores, independent electronic stores, department stores and catalog companies such as The Sharper Image. The Company mails approximately 1,700,000 print catalogs each year to consumers and educational buyers for mail order sales. Consumers can also order products directly from Franklin by calling 1-800-BOOKMAN or by visiting the Company’s website at franklin.com. The Company sells through several large retail chains, including Radio Shack, Staples, Wal-Mart, Office Depot, Target, Office Max, Rite Aid, and Best Buy.

Franklin commonly participates in and provides financial assistance for its retailers’ promotional efforts, such as in-store displays, catalog and general newspaper advertisements. The Company promotes its products with advertisements in magazines and newspapers. The Company also promotes its products at trade shows, including the Consumer Electronics Show, and advertises in trade magazines and on regional television and radio.

International Sales

The Company sells its products worldwide through its wholly-owned local subsidiaries and a network of independent distributors. Franklin has subsidiaries in the United Kingdom, France, Canada, Germany, Belgium, Mexico and Australia, that market and distribute the Company’s products, including those specifically developed for these markets.

OEM Markets

The Company produces custom products for and licenses technologies to third parties. The Company has developed custom products including the Larousse Copiloto for a Spanish print encyclopedia publisher as well as a speaking version of the alMawrid, an Arabic-English bilingual dictionary for sale in the Middle East. The Company continues to pursue opportunities for custom versions of its products. The Company also licenses its technology to preeminent companies such as Adobe Systems, MacroMedia, Ademco (a division of Honeywell), and Mobile Digital Media, a spin-off of Palm, Inc.

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

Franklin owns certain trademark rights, including “Franklin®”, “BOOKMAN®”, “eBookMan®”, “Spelling Ace®”, “Wordmaster®”, “Next Century®” and “Language Master” and has an exclusive license for the mark ROLODEX® Electronics in the United States and various foreign countries.

Copyrights to certain word lists incorporated in the Company’s electronic books are the property of the Company’s licensors. The Company owns copyrights in certain programs, word lists, and algorithms used in its electronic books.

Competition

The Company is the market leader for handheld reference books. The Company faces various degrees of competition at different price points in the consumer market. The Company’s main competitors in Europe are Lexibook, Hexaglot, Casio, and Seiko.

Competitive factors for electronic reference products are product quality and reliability, functionality, price, performance, speed of retrieval, quality of underlying databases, quality of spelling correction, portability, marketing and distribution capability, service and corporate reputation. The Company believes it is the leader in respect of each such factor.

The Company’s reference products enjoy a reputation for quality resulting from their content, hardware design and easy-to-use software applications. The Company’s reference products are characterized by their capacity to permit the user to define the kind of information being sought and to provide information responsive to the user’s request.

Sharp Electronics, Casio, and Royal are the Company’s primary competitors in electronic organizers. Competitive factors for electronic organizers and personal computer companion products are size, product quality and reliability, functionality, price, performance, marketing and distribution capability and corporate reputation. The Company believes that it competes effectively in the electronic organizer market in respect of each of these factors.

A number of prominent electronics manufacturers, including Palm, Sony, Sharp Electronics, Casio, and Royal, market palmtop personal organizer products, personal digital assistants, electronic books, computer peripherals, or general usage personal computers that offer varying degrees of electronic reference capabilities and personal information management functions. Many competitors in this market have greater capital, research and development, marketing and distribution resources than the Company and there can be no assurance that the Company can successfully compete in this market.

Employees

As of June 16, 2003, the Company employed approximately 149 persons in the United States, 26 persons in Asia, and 46 persons in international sales and marketing subsidiaries. None of the Company’s employees is represented by a union. The Company believes its relations with its employees are satisfactory.

*    *    *

Merriam-Webster’s and Collegiate are trademarks of Merriam-Webster, Inc.; Physicians’ Desk Reference are trademarks of Medical Economics Data, a division of Medical Economics Company, Inc.; Palm is a trademark of Palm Inc.; Windows is a trademark of Microsoft Corporation; ROLODEX® is a registered trademark of Berol Corporation, a division of Newell Rubbermaid Inc.; and Britannica is a trademark of Encyclopaedia Britannica, Inc.

ITEM 2.    PROPERTIES

The Company owns a 90,000 square foot corporate headquarters building in Burlington, New Jersey. The Company believes this facility will satisfy its foreseeable needs for office, laboratory and warehousing space.

ITEM 3.    LEGAL PROCEEDINGS

In April 2002, LeapFrog Enterprises, Inc. (“LeapFrog”) filed an action for declaratory judgment of non-infringement of the Company’s United States Patent entitled “Word Spelling and Definition Educational Device” and the Company filed a patent infringement counterclaim against LeapFrog alleging that Leapfrog’s products infringe on that patent. In February 2003, LeapFrog and the Company agreed to dismiss with prejudice all claims and counterclaims in that patent litigation.

In October 2002, the Company was notified of a third party claim in Belgium against its local operating subsidiary relating to the sale of certain products incorporating medical databases. The claimant asks for injunctive relief and damages approximating 2.8 million euros. Two actions by the third party for injunctive relief against the Company were decided by the court in the Company’s favor. The Company disputes the allegations of the remaining claims and intends to vigorously defend any actions related thereto.

The Company is subject to other litigation from time to time arising in the ordinary course of its business. The Company does not believe that any such litigation is likely, individually or in the aggregate, to have a material adverse effect on the financial condition of the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on the American Stock Exchange (the “AMEX”) under the symbol “FEP.” Prior to June 18, 2001, the Company’s common stock was traded on the New York Stock Exchange (the

“NYSE”). The following table sets forth the range of the high and low closing sales prices as reported by the NYSE and the AMEX, as applicable, for the last two fiscal years:

	Sales
Quarter Ended	High	Low
June 30, 2001	3.31	2.453
September 30, 2001	2.75	1.093
December 31, 2001	2.00	1.046
March 31, 2002	2.75	1.343

June 30, 2002	2.23	1.20
September 30, 2002	1.55	.90
December 31, 2002	2.73	1.10
March 31, 2003	2.92	1.63

The approximate number of holders of record of the common stock as of June 20, 2003 was 866.

The Company has not declared cash dividends on the common stock and does not have any plans to pay any cash dividends on the common stock in the foreseeable future. The Board of Directors of the Company anticipates that any earnings that might be available to pay dividends on the common stock will be retained to finance the business of the Company and its subsidiaries.

ITEM 6.     SELECTED FINANCIAL DATA

The following tables should be read in conjunction with the consolidated financial statements of the Company and the notes thereto and the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section appearing elsewhere herein.

	Year Ended March 31,
	2003	2002	2001	2000	1999
Statements of Operations Data
Sales	$65,592	$71,025	$79,966	$97,078	$104,435
Cost of Sales	35,963	41,962	46,089	61,223	81,209
Write-down of eBookMan Inventory	—	8,622	—	—	—

Gross Margin	29,629	20,441	33,877	35,855	23,226

Expenses:
Sales and marketing	17,098	22,253	18,556	21,397	29,570
Research and development	3,385	4,529	4,537	4,215	5,740
General and administrative	7,011	7,170	7,779	11,746	20,283
Trademark Impairment	—	11,147	—	—	—

Total operating expenses	27,494	45,099	30,872	37,358	55,593

Operating Income (Loss)	2,135	(24,658)	3,005	(1,503)	(32,367)
Interest expense	(721)	(1,514)	(1,712)	(3,086)	(3,554)
Interest and investment income	(398)	158	217	355	674
Other, net	432	(622)	(596)	(1,162)	(656)
Gain on Sale of REX	—	—	—	8,072	—

Income (Loss) Before Income Taxes	1,448	(26,636)	914	2,676	(35,903)
Income Tax (Benefit) Provision	(853)	—	—	—	(5,712)

Net Income (Loss)	$2,301	$(26,636)	$914	$2,676	$(30,191)

Preferred Stock Dividend	386	267	—	—	—

Net Income (Loss) Applicable to Common Stockholders	$1,915	$(26,903)	$914	$2,676	$(30,191)

Net Income (Loss) Per Share:
Basic	$.24	$(3.38)	$0.12	$0.34	$(3.81)

Diluted	$.23	$(3.38)	$0.11	$0.34	$(3.81)

Weighted Average Shares:
Basic	7,947	7,948	7,922	7,861	7,923

Diluted	8,178	7,948	8,217	7,931	7,923

	At March 31,
	2003	2002	2001	2000	1999
Balance Sheet Data
Working Capital	$11,661	$12,255	$26,871	$20,777	$4,142
Total Assets	44,814	47,302	80,028	70,060	107,320
Long-term Liabilities	7,442	11,550	13,947	11,690	1,541
Shareholders’ Equity	26,725	24,308	50,278	46,138	43,045

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Net income was $2.3 million, or $.24 per share, for the year ended March 31, 2003, compared with a net loss of $26.6 million, or $3.38 per share, in the prior year. Current year income included $1.4 million from the extension of a three-year software licensing agreement, $1.0 million from a recovery of prior year taxes, and $.7 million from legal settlements offset by legal expenses of $.9 million relating to the litigation, $.5 million of severance accruals, $.5 million of depreciation and amortization related to the Company’s new computer system, and a loss of $.6 million in the Company’s Mexican subsidiary compared with a loss of $.1 million by that subsidiary in the prior year.

For the year ended March 31, 2002, the Company incurred a net loss of $26.6 million, or $3.38 per share, compared with net income of $.9 million or $.12 per share, in the prior year. The 2002 loss resulted primarily from a loss of $14.8 million from the Company’s eBookMan operations, a charge of $11.1 million for impairment of the value of the ROLODEX® Electronics trademark, severance accruals of $.5 million, consolidation and restructuring costs of European subsidiaries of $.5 million, and a prior year tax assessment in a Belgian subsidiary of $.3 million.

Results of Operations

The following table summarizes the Company’s historical results of operations as a percentage of sales for fiscal 2003, 2002, and 2001 (in thousands):

	Year Ended March 31,
	2003	2002	2001
Sales:
Domestic	$47,301	$46,657	$50,374
International	18,291	24,368	29,592

Total Sales	$65,592	$71,025	$79,966

As a Percentage of Total Sales
Domestic	72.1%	65.7%	63.0%
International	27.9	34.3	37.0

Sales	100.0	100.0	100.0
Cost of Sales	54.8	71.2	57.6
Gross Margin	45.2	28.8	42.4

Expenses:
Sales and Marketing	26.1	31.3	23.2
Research and Development	5.2	6.4	5.7
General and Administrative	10.7	10.1	9.7
Trademark Impairment	—	15.7	—

Total operating expenses	42.0	63.5	38.6

Operating Income (Loss)	3.3	(34.7)	3.8
Interest expense	(1.1)	(2.1)	(2.1)
Interest and Investment income	(0.6)	0.2	0.3
Other, net	0.6	(0.9)	(0.7)
	—	—	—

Income (Loss) Before Income Taxes	2.2	(37.5)	1.1
Income Tax (Benefit) Provision	(1.3)	—	—

Net Income (Loss)	3.5	(37.5)	1.1

Preferred stock dividend	(0.6)	(0.4)	—
Net income (loss) applicable to common stock	2.9%	(37.9%)	1.1%

Year Ended March 31, 2003, Compared With Year Ended March 31, 2002

Sales of $65.6 million for the year ended March 31, 2003 decreased by $5.4 million (7.6%) from sales of $71.0 million in the prior year. The decrease is primarily attributable to a decrease of $4.9 million in worldwide ROLODEX® Electronics sales and lower reference product sales of $1.3 million in the US and $.9 million in Germany. These declines were partially offset by revenue of $1.6 million from the extension of a three-year software licensing agreement. The decline in ROLODEX® Electronics sales was due in part to the absence of hypermarket sales in Germany (approximately $2.0 million in the prior year) and a decline in US sales of $2.1 million because of weakness in the organizer market. Overall sales were impacted by the soft consumer economy, which was affected by the war in Iraq and unusually poor weather.

Gross margin increased to $29.6 million, or 45% of sales, from $20.4 million, or 29% of sales, in the prior year. The increase in gross margin is primarily due to the inclusion last year of provisions for eBookMan inventory, related product costs and price protection totaling $9.1 million (12%). The current year gross margin benefited from the extension of a three-year software licensing agreement that had a margin of $1.4 million, or 88%, and a more favorable sales mix, with higher margin reference products comprising 83% of sales in the current year compared with 79% of sales last year. These gains were partly offset by lower sales, which reduced gross margin by approximately $2.4 million.

In the year ended March 31, 2002, the Company recorded a charge of $11.1 million for the impairment in the value of its ROLODEX® Electronics trademark (see note 2). Without regard to this charge, operating expenses for the year ended March 31, 2003 decreased by $6.5 million to $27.5 million from $34.0 million in the prior year.

Sales and marketing expense decreased by $5.2 million to $17.1 million (26% of sales) from $22.3 million (31% of sales) primarily because of a reduction in expenses for the eBookMan product line of $3.2 million in the current year, a decrease in commission expense of $.4 million, lower market development advertising of $.5 million, lower staffing costs of $.5 million due primarily to severance expense in the prior year and reduced amortization expense of $.4 million as a result of the adoption of SFAS No. 142, Goodwill and Other Intangible Assets (see note 7). Research and development expense decreased by $1.1 million from $4.5 million (6% of sales) to $3.4 million (5% of sales). The decrease resulted from lower research and development expenditures of $1.4 million in support of the eBookMan product line, partially offset by higher personnel costs of $.4 million in the current year. General and administrative expense decreased to $7.0 million (11% of sales) compared with $7.2 million (10% of sales) in the prior year primarily resulting from lower expenses of $.5 million relating to eBookMan and expenses of $.5 million recorded in the prior year related to the reorganization of the Company’s European subsidiaries. These decreases were offset in part by increased depreciation and amortization of $.5 million relating to the Company’s new ERP computer system, increased legal fees of $.7 million offset by the Company’s recovery of approximately $.7 million and higher staffing costs of $.2 million. The increased staffing costs resulted mainly from increased severance charges in the current year of $.4 million offset in part by lower staffing costs of $.2 million at the Company’s European subsidiaries.

Interest expense decreased to $.7 million from $1.5 million in the same period last year because of lower amounts of debt outstanding and a reduction in interest rates paid as all of the Company’s borrowings in the current period were under its secured financing facility with an average interest rate of 6% while $10.4 million of prior year debt consisted of Senior Notes with an interest rate of 12 1/2%.

Interest and investment income and other, net combined for a gain of $34 thousand for the year ended March 31, 2003 compared with a loss of $.5 million in the same period last year. Increased losses of $.6 million on the Company’s hedging program were more than offset by recognized gains of $.3 million on the repatriation of funds from the Company’s foreign subsidiaries compared with losses on these repatriations of $.6 million last year. In addition, the Company recognized a gain of $.1 million in the current year on the sale of the Company’s approximately 82% interest in Voice Powered Technology, Inc.

The Company maintains a program of selling Euros at current rates for future settlement in order to protect the dollar value of sales generated by foreign subsidiaries. The loss realized on the program is offset by higher revenue in dollars from the Company’s European sales.

Year Ended March 31, 2002, Compared With Year Ended March 31, 2001

Sales for the year ended March 31, 2002, were $71.0 million compared with $79.9 million in the prior year. The primary reasons for the decline in sales were lower European sales of $4.4 million ($3.1 million reference, $1.2 million eBookMan, and $.1 million other), a decrease of $1.9 million in Medical Division sales attributable to increased competition with lower hardware sales as the business shifted to downloading medical titles from the Internet, a reduction in Australian sales of $.6 million because of lower eBookMan sales, and lower U.S. consumer sales of ROLODEX® Electronic products, $1.0 million, and eBookMan products, $.5 million.

Gross margin in the year ended March 31, 2002 was $20.4 million, or 28.8%, of sales compared with $33.9 million, or 42.4%, of sales in the prior period. The lower gross margin resulted primarily from the write-down of $8.6 million of eBookMan inventory and related product costs, $.5 million of eBookMan price protection and $4.3 million from lower sales. The gross margin on the Company’s core reference and ROLODEX® Electronics product lines was $29.4 million, or 43.0%, compared with $33.1 million, or 44.2%, in the prior period. The higher gross margin percentage in the prior period resulted primarily from the absorption of $.7 million of overhead expense by the eBookMan products in that period. The core business gross margin was approximately the same in both periods without the allocation to eBookMan.

Operating expenses for the year ended March 31, 2002 increased to $34.0 million from $30.9 million in the prior year. The increase was primarily attributable to an increase in selling expenses of $3.4 million to $21.1 million from $17.7 million resulting from higher advertising, promotion, and trade show expenses relating to eBookMan products of $1.0 million, an increase in salaries of $.9 million resulting primarily from $.5 million of severance pay, and higher staffing levels for eBookMan, increased core business advertising allowances of $.6 million, and the accrual of a prior year Belgian tax of $.3 million.

Research and development expense was $4.5 million in both years. Last year’s expense was net of $3.1 million of capitalized expenses while the current year’s expense was net of $1.1 million of capitalized expenses.

General and administrative expense decreased to $7.2 million from $7.8 million in the prior year. The decrease results primarily from lower compensation expense of $.5 million, lower depreciation and amortization of $.2 million, and provision for bad debts of $.2 million offset by warehouse costs of $.2 million from outsourcing some European warehouses and increased professional fees of $.3 million necessitated by staff turnover in Europe in the year ended March 31, 2002. Prior year expenses were reduced as a result of a favorable settlement in litigation brought by the Company.

Interest expense declined from $1.7 million in the year ended March 31, 2001 to $1.5 million for the year ended March 31, 2002 because of the prepayment of $8.4 million of 12-1/2% Senior Notes in December 2001 and then meeting credit needs with the Company’s Revolving Credit Facility with an effective rate of 6%.

Inflation and Currency Transactions

Inflation had no significant effect on the operations of the Company for the three years ended March 31, 2003. However, competitive pressures and market conditions in the future may limit the Company’s ability to increase prices to compensate for general inflation or increases in prices charged by suppliers.

The Company’s operating results may be affected by fluctuations in currency exchange rates. During the years ended March 31, 2002 and 2003, the Company entered into several foreign exchange forward contracts with financial institutions to limit its exposure to currency fluctuation loss on sales made by its European subsidiaries.

Seasonality

The Christmas selling season (October, November and December) and the “back to school” season (August to mid-September) are the strongest selling periods for the Company’s products. The timing of the publication of new books may also significantly affect revenues and cause quarterly revenue and earnings fluctuations.

The following table sets forth unaudited net sales for each of the Company’s last twelve fiscal quarters:

	Quarter Ended June 30	Quarter Ended September 30	Quarter Ended December 31	Quarter Ended March 31
	(dollars in thousands)
Fiscal 2003	$16,517	$21,054	$18,764	$9,257
Fiscal 2002	16,009	18,714	23,284	13,018
Fiscal 2001	17,052	20,511	22,434	19,969

Future Income Tax Benefits

The Company has income tax benefits of $18.2 million which can be utilized against future earnings and has provided an income tax valuation allowance of $12.5 million against these tax assets. The remaining $5.7 million balance represents the amount that the Company believes that it can reasonably expect to utilize in the foreseeable future.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $1.5 million and borrowings under its credit facility of $6.1 million at March 31, 2003 compared with $2.5 million and $10.1 million respectively at March 31, 2002.

During the year ended March 31, 2002, the Company paid all of its 12 1/2% Senior Notes outstanding in the amount of $10.4 million.

In March 2001, Dr. James H. Simons, the Company’s Chairman of the Board, subscribed to 3,500 shares of the Company’s Series A 10% Convertible Preferred Stock in consideration for the payment of $3.5 million which was made in April 2001. Each share of Convertible Preferred Stock has a stated value of one thousand dollars.

The Convertible Preferred Stock may be converted at any time at the election of the holder thereof. Each share of Convertible Preferred Stock is initially convertible into that number of shares of common stock as is determined by dividing the stated value by $5 (the “Conversion Price”) which amounts to 830,600 shares of common stock at the present time.

If at any time while the Convertible Preferred Stock is outstanding the Company sells publicly or privately (i) shares of its common stock (other than any shares of common stock that may be issued pursuant to the Company’s Restricted Stock Plan or any successor thereto or upon the exercise of any options theretofore or thereafter granted by the Company to employees, directors or consultants), (ii) securities convertible into shares of its common stock, or (iii) options or warrants (other than options issued to employees, directors or consultants) to purchase shares of its common stock or securities convertible into shares of its common stock at a sale, conversion, or exercise price per share, as the case may be, less than the Conversion Price then in effect, the Conversion Price shall be reset to the sale, conversion or exercise price per share, as the case may be.

In December 1999, the Company entered into a $25 million secured financing facility which originally was scheduled to expire on December 7, 2002. In January 2002 the maturity of the secured financing facility was extended to December 7, 2004. Borrowings under the revolving credit facility bear interest at the bank’s prime rate (4.25% at March 31, 2003) plus ¾%, and the real property and equipment advances under the facility in the amount of $3.8 million bear interest at the rate of prime plus 1 1/2%. The facility contains certain financial covenants and restrictions on indebtedness, dividend payments, business combinations, and other related items. As of March 31, 2003, no amounts were available for paying dividends. Borrowings are collateralized by substantially all assets of the Company. As of March 31, 2003, the Company had an aggregate outstanding balance of $6.1 million under the secured financing facility and is in compliance with all covenants. During the year ended March 31, 2003, the Company paid down $4 million of the secured financing facility.

The Company relies primarily on its revolving credit facility to supplement operating cash flow to meet its financing needs. The amount of credit available under the facility at any time is based upon a formula applied to the Company’s accounts receivable, inventory, real estate, and certain capital equipment. As of March 31, 2003, there was credit available of $11.6 million, of which $6.1 million was drawn down and $5.5 million was available. The Company’s credit availability and borrowings under the facility fluctuate during the year because of the seasonal nature of the business. During the year ended March 31, 2003, maximum availability and borrowings under the facility approximated $21.0 million and $15.0 million respectively. The Company does not have any significant capital leases and anticipates that depreciation and amortization for fiscal 2004 will exceed planned capital expenditures.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, the Company evaluates its estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company annually reviews its financial reporting and disclosure practices and accounting policies to ensure that its financial reporting and disclosures provide accurate and transparent information relative to the current economic and business environment. The Company believes that of its significant accounting policies (see summary of significant accounting policies more fully described in Note 2 of notes to consolidated financial statements), the following policies involve a higher degree of judgment and/or complexity:

eBookMan assets—The Company reviewed its eBookMan assets relative to historical and economic factors and industry trends during the year ended March 31, 2002. In that year the Company recorded a write-down of eBookMan assets in the amount of $9.9 million. As of March 31, 2002 and 2003, the Company had remaining inventory of eBookMan products with a carrying value of approximately $1.5 million and $0.3 million, respectively. All other assets pertaining to eBookMan have been written off.

Asset Impairment—In assessing the recoverability of the Company’s fixed assets, goodwill and other non-current assets, the Company considers changes in economic conditions and makes assumptions regarding estimated future cash flows and other factors. During the year ended March 31, 2002, the Company recorded a charge for impairment in value of its ROLODEX® Electronics trademark of $11.1 million.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, at the beginning of April 2002 for all goodwill and other intangible assets recognized in the Company’s statement of financial position as of April 1, 2002. This standard changes the accounting for goodwill from an amortization method to an impairment-only approach and introduces a new model for determining impairment charges. The Company’s intangible assets are carried at the lower of cost less amortization through March 31, 2002, or fair value as of March 31, 2003. The implementation of this standard reduced amortization expense by $.3 million for the year ended March 31, 2003. The Company no longer amortizes goodwill.

Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit and Disposal Activities. This statement revises the accounting for exit and disposal activities under EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, by spreading out the reporting of expenses related to restructuring activities. Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most anticipated costs. Instead, companies will record exit or disposal costs when they are “incurred” and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The provisions of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS No. 146. In addition, liabilities that a company previously recorded under EITF Issue No. 94-3 are grandfathered. The adoption of SFAS No. 146 did not have a material impact on the financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Statement 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. Accordingly, the Company adopted the disclosure provisions of this statement in the financial statements of fiscal year 2003.

In December 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the financial position or results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk

Interest on the Company’s Borrowing under its secured financing facility fluctuates with the prime rate. A variation of 1% in the prime rate during the year ended March 31, 2003 would have affected the Company’s earnings by approximately $120,000.

Foreign Currency Risk

The Company is subject to currency exchange rate risk for the assets, liabilities and cash flows of its subsidiaries that operate in foreign countries, primarily in Europe and the United Kingdom. The Company maintains a program of selling forward exchange contracts to limit its exposure to fluctuations in the value of foreign currencies. Gains or losses on these contracts are offset primarily by the effect of foreign exchange rate changes on the underlying transactions.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FRANKLIN ELECTRONIC PUBLISHERS, INCPORORATED AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

Shareholders and Directors of

Franklin Electronic Publishers, Incorporated

Burlington, New Jersey 08016

We have audited the accompanying consolidated balance sheets of Franklin Electronic Publishers, Incorporated and subsidiaries as of March 31, 2003 and March 31, 2002 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years ended March 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklin Electronic Publishers, Incorporated and subsidiaries as of March 31, 2003 and March 31, 2002, and the results of its operations and cash flows for each of the three years ended March 31, 2003 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 7, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Accordingly, the Company ceased amortizing goodwill and indefinite lived intangible assets as of April 1, 2002.

/s/    RADIN, GLASS & CO., LLP

Certified Public Accountants

New York, New York

May 15, 2003

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except for per share data)

	Year Ended March 31,
	2003	2002	2001
Sales	$65,592	$71,025	$79,966
Cost of Sales	35,963	41,962	46,089
Write-Down on eBookMan Inventory	—	8,622	—

Gross Margin	29,629	20,441	33,877

Expenses:
Sales and marketing	17,098	22,253	18,556
Research and development	3,385	4,529	4,537
General and administrative	7,011	7,170	7,779
Trademark impairment	—	11,147	—

Total operating expenses	27,494	45,099	30,872

Operating Income (Loss)	2,135	(24,658)	3,005
Interest expense	(721)	(1,514)	(1,712)
Interest and investment income	(398)	158	217
Other, net	432	(622)	(596)

Income (Loss) Before Income Taxes	1,448	(26,636)	914
Income Tax (Benefit) Provision (Note 13)	(853)	—	—

Net Income (Loss)	$2,301	$(26,636)	$914
Preferred Stock Dividend	386	267	—

Net Income (Loss) Applicable To Common Stock	$1,915	$(26,903)	$914

Net Income (Loss) Per Common Share:
Basic	$0.24	$(3.38)	$0.12

Diluted	$0.23	$(3.38)	$0.11

Weighted Average Common Shares:
Basic	7,947	7,948	7,922

Diluted	8,178	7,948	8,217

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,
	2003	2002
Assets
Current Assets:
Cash and cash equivalents (Note 3)	$1,459	$2,497
Accounts receivable, less allowance for doubtful accounts of $892 and $1,112	6,579	6,932
Inventories (Note 4)	12,009	11,107
Income tax receivable	—	809
Prepaids and other assets	2,261	2,354

Total Current Assets	22,308	23,699

Property and Equipment (Note 5)	6,606	6,988

Other Assets:
Deferred income tax asset (Note 13)	5,700	5,700
Trademark and goodwill (Notes 2 & 7)	3,796	3,796
Software development costs	2,026	2,583
Other assets (Note 6)	4,378	4,536

Total Other Assets	15,900	16,615

Total Assets	$44,814	$47,302

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses (Note 8)	$10,600	$11,409
Current portion of long-term liabilities—Other	47	35

Total Current Liabilities	10,647	11,444

Long-Term Liabilities (Note 9):
Revolving credit facility	6,134	10,138
Other liabilities	1,308	1,412

Total Long-Term Liabilities	7,442	11,550

Shareholders’ Equity (Note 12):
Preferred stock, $2.50 par value, authorized 10,000,000 shares, issued and outstanding 4,153 and 3,767 shares ($4,153 and $3,767 liquidation value)	4,131	3,745
Common stock, no par value, authorized 50,000,000 shares, issued and outstanding, 7,946,282 and 7,946,882 shares	50,022	49,978
Retained earnings (deficit)	(26,340)	(28,255)
Foreign currency translation adjustment (Note 2)	(1,088)	(1,160)

Total Shareholders’ Equity	26,725	24,308

Total Liabilities and Shareholders’ Equity	$44,814	$47,302

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Year Ended March 31,
	2003	2002	2001
Cash Flows From Operating Activities:
Net Income (Loss)	$2,301	$(26,636)	$914
Adjustments to Reconcile Net Income (Loss)
To Net Cash Provided by Operating Activities
Depreciation and amortization	3,309	5,282	5,228
Non-cash interest expense	—	75	180
Provision for losses on accounts receivable	387	330	201
Provision for eBookMan inventory, assets and obligations	—	9,874	—
Loss (gain) on disposal of property and equipment	17	(64)	5
Trademark write-down	—	11,147	—
Stock issued for services	45	314	255
Source (use) of cash from change in operating assets and liabilities:
Accounts receivable	(34)	4,907	(1,407)
Inventories	(904)	3,508	(7,145)
Prepaids and other assets	721	(458)	(1,806)
Accounts payable and accrued expenses	(810)	(2,698)	3,572
Other, net	(68)	(23)	(4)

Net Cash Provided by (Used in) Operating Activities	4,964	5,558	(7)

Cash Flows From Investing Activities:
Purchase of property and equipment	(675)	(1,089)	(1,735)
Proceeds from sale of property and equipment	17	289	—
Software development costs	(754)	(1,116)	(3,052)
Change in other assets	(566)	(3,264)	(798)

Net Cash Used in Investing Activities	(1,978)	(5,180)	(5,585)

Cash Flows From Financing Activities:
Principal payments of Senior Notes	—	(10,404)	(2,000)
Proceeds from revolving credit facilty	(4,004)	6,074	4,064
Proceeds from issuance of common shares	—	—	244
Proceeds from issuance of preferred shares	—	3,478	—
Other liabilities	(92)	(233)	14

Net Cash (used in) Provided by Financing Activities	(4,096)	(1,085)	2,322
Effect of Exchange Rate Changes on Cash	72	369	(794)

Decrease in Cash and Cash Equivalents	(1,038)	(338)	(4,064)
Cash and Cash Equivalents at Beginning of Period	2,497	2,835	6,899

Cash and Cash Equivalents at End of Period	$1,459	$2,497	$2,835

Supplemental Data:
Cash paid (received) during the year:
Income taxes	$(1,434)	$12	$20
Interest	$721	$1,439	$1,532

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except for share data)

	Common Stock		Preferred Stock		Retained Earnings	Accumulated Other Comprehensive Income*	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance—March 31, 2000	7,914,940	49,138	—	—	(2,266)	(734)	46,138
Issuance of common shares under employee stock option plan	37,942	244			—	—	244
Issuance of shares and amortization of deferred compensation expense for shares issued for services (unearned portion $26)	—	21			—	—	21
Value of stock options granted	—	255			—	—	255
Preferred stock subscribed			3,500	3,500			3,500
Income for the period	—	—			914	—	914
Foreign currency translation adjustment	—	—			—	(794)	(794)

Balance—March 31, 2001	7,952,882	$49,658	3,500	$3,500	$(1,352)	$(1,528)	$50,278

Cancellation of shares and amortization of deferred compensation expense for shares issued for services (unearned portion $4)	(6,000)	6			—	—	6
Value of stock options granted	—	314			—	—	314
Preferred stock dividend			267	267	(267)		—
Costs incurrred in issuance of preferred stock				(22)			(22)
Loss for the period	—	—			(26,636)	—	(26,636)
Foreign currency translation adjustment	—	—			—	368	368

Balance—March 31, 2002	7,946,882	$49,978	3,767	$3,745	$(28,255)	$(1,160)	$24,308

Cancellation of shares and amortization of deferred compensation expense for shares issued for services	(600)	3			—	—	3
Value of stock options granted	—	41			—	—	41
Preferred stock dividend			386	386	(386)		—
Income for the period	—	—			2,301	—	2,301
Foreign currency translation adjustment	—	—			—	72	72

Balance—March 31, 2003	7,946,282	$50,022	4,153	$4,131	$(26,340)	$(1,088)	$26,725

*	Comprehensive income, i.e., net income (loss), plus, or less, the change in foreign currency balance sheet translation adjustments, totaled $2,373 in 2003, ($26,268) in 2002, and $120 in 2001.

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1.    Line of Business

Franklin Electronic Publishers, Incorporated and its wholly-owned subsidiaries (the “Company”) design, develop, publish, and distribute handheld electronic information on portable devices, memory media and internet downloads. Other activities represent less than 5% of sales and identifiable assets.

2.    Summary of Significant Accounting Policies

Basis of Presentation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of intercompany accounts and transactions. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

Trademark and Goodwill:

The ROLODEX® Electronics trademark is carried at fair value, which was determined by the discounted cash flow method. Goodwill of purchased businesses is recorded at the lower of cost less amortization through March 31, 2002 or fair value.

Accounting for Long-Lived Assets:

The Company reviews long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment at least annually or whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. At March 31, 2003, the Company believes that there has been no impairment in the value of its long-lived assets.

Other Assets:

Other assets primarily includes the Company’s Enterprise Resource Planning Software, the components of which are being amortized over useful lives of 3 to 10 years.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Freight Billed:

The Company recognizes amounts billed to customers in sales transactions for shipping and handling as revenue earned for the goods provided and it classifies it as sales revenue.

Revenue:

The Company recognizes revenue when it is realized. The Company considers revenue realized when the product has been shipped or the services have been provided to the customer, and collectibility is reasonably assured. The Company’s sales are made with right of return or exchange for defective products generally within one year from the original retail purchase. Revenue is reduced for estimated customer returns and other allowances.

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

Software Development Costs:

The capitalization of such costs and the related amortization is in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Software costs, which are capitalized after technological feasibility is established, totaled $732, $1,083 and $3,052 for the fiscal years ended March 31, 2003, 2002, and 2001, respectively.

Amortization included in the accompanying Consolidated Statement of Operations for fiscal years ended March 31, 2003, 2002, and 2001, was $1,297, $4,034, and $2,025, respectively. Amortization for the year ended March 31, 2002 included a write-down of eBookMan® related costs of $1,760.

Advertising Costs:

Advertising costs are expensed as incurred except for direct response advertising, the costs of which are deferred and amortized over the period the related sales are recorded.

Fair Value of Financial Instruments:

The carrying amounts reported in the balance sheet for cash, trade receivables, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. The carrying amount of the Company’s borrowings under its revolving credit facility approximates fair value.

Foreign Currency Translation:

For operations outside of the United States that prepare financial statements in currencies other than the US dollar, the Company translates income statement amounts at average exchange rates for the year, and translates

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

assets and liabilities at year-end exchange rates. The Company presents translation adjustments as a component of “Foreign currency translation adjustment” within shareholders’ equity. Gains and losses from foreign currency transactions are included in results of operations.

As of March 31, 2003, the Company had one outstanding foreign exchange contract entered into with a financial institution to limit its exposure to loss, resulting from fluctuations in the value of the Euro. The duration of the contract does not exceed one year. The Company had an unrealized loss of $110 on this contract as of March 31, 2003, which was recorded during the year. As of March 31, 2002, the Company had one outstanding foreign exchange contract with an unrealized loss of $29, which was recorded during that year. The notional amount of the contracts outstanding at the end of each year was 1.5 million euros for both years.

Income Taxes:

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

Stock Based Compensation:

The Company accounts for stock transactions in accordance with APB Opinion No. 25, “Accounting For Stock Issued To Employees.” Accordingly, no compensation is recorded on the issuance of employee stock options at fair market value.

Reclassifications:

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Web Site Development Costs:

The Company accounts for web site development costs in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-2, Accounting for Web Site Development Costs. The Company provides for the capitalization of web site development costs and amortizes the costs over their useful life.

3.    Cash and Cash Equivalents

The Company classifies as cash equivalents highly liquid investments with maturities of less than ninety days.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

4.    Inventories

Inventories consist of:

	March 31,
	2003	2002
Finished products	$10,348	$8,950
Component parts	1,661	2,157

	$12,009	$11,107

5.    Property and Equipment

Property and equipment consist of:

	March 31,
	2003	2002
Land	$803	$803
Building and improvements	5,332	5,353
Furniture and equipment	7,124	7,174
Tooling	6,503	6,388
Computer software purchased	2,541	2,459

	22,303	22,177
Accumulated depreciation and amortization	15,697	15,189

	$6,606	$6,988

6.    Other Assets

Other Assets consist of:

	March 31,
	2003	2002
Trademarks & Patents	$210	$261
Enterprise Resource Planning Software	2,943	3,175
Advance Royalties and Licenses	541	580
Other	684	520

	$4,378	$4,536

7.    Trademark and Goodwill

The Company adopted SFAS No.142, Goodwill and Other Intangible Assets, at the beginning of April 2002 for all goodwill and other intangible assets recognized in the Company’s statement of financial position. This SFAS changes the accounting for goodwill from an amortization method to an impairment-only approach, and introduces a new model for determining impairment charges.

Upon initial application of SFAS No. 142, the trademark and goodwill are deemed to have an indefinite useful life because they are expected to generate cash flows indefinitely. Thus, the Company ceased amortizing the trademark and goodwill on April 1, 2002.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

The net income, earnings-per-share and amortization expense of the Company for the period of initial application and the prior period, as if SFAS No. 142 was applicable during the entire period, are as follows:

	Year Ended March 31,
	2003	2002	2001
Reported net income (loss)	$2,301	$(26,636)	$914
Add back:
Goodwill amortization	—	159	118
Trademark amortization	—	389	389

Adjusted net income (loss)	$2,301	$(26,088)	$1,421

Basic earnings per share:
(a) Reported net income (loss)	$0.24	$(3.38)	$0.12
Goodwill amortization	—	0.02	0.01
Trademark amortization	—	0.05	0.05
Adjusted net income (loss)	$0.24	$(3.31)	$0.18
Diluted earnings per share:
(a) Reported net income (loss)	$0.23	$(3.38)	$0.11
Goodwill amortization	—	0.02	0.01
Trademark amortization	—	0.05	0.05
Adjusted net income (loss)	$0.23	$(3.31)	$0.17

(a)	After preferred stock dividends of $386 and $267 for the twelve-month periods ended March 31, 2003 and 2002, respectively.

8.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of:

	March 31,
	2003	2002
Trade accounts payable	$3,961	$3,324
Accrued payroll, bonus, benefits and taxes	2,221	2,015
Accrued sales allowances	1,196	2,357
Accrued royalties	415	346
Accrued expenses—other	2,807	3,367

	$10,600	$11,409

9.    Long-term Liabilities

Long-term liabilities consist of:

	March 31,
	2003	2002
Revolving credit facility	$6,134	$10,138
Other	1,355	1,447

	7,489	11,585
Less current portion	47	35

	$7,442	$11,550

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

The aggregate maturities of the long-term liabilities for the five years after March 31, 2003 are as follows:

Years Ending March 31,
2004	$47
2005	6,182
2006	41
2007	40
2008	40

Total	$6,350

The Company’s $25,000 secured financing facility expires on December 7, 2004. Borrowings under the facility bear interest at the bank’s prime rate (4.25% at March 31, 2003) plus 3/4%, and the real property and equipment advances under the facility in the amount of $3,761 bear interest at the rate of prime plus 1-1/2%. The facility contains certain financial covenants and restrictions on indebtedness, dividend payments, business combinations, and other related items. As of March 31, 2003, no amounts were available for paying cash dividends. Borrowings are collateralized by substantially all assets of the Company. As of March 31, 2003, the Company had an aggregate outstanding balance of $6,134 under the facility and is in compliance with all covenants.

During the year ended March 31, 2003, the Company paid down $4,004 of the revolving credit facility.

10.    Advertising and Media Costs

Advertising costs for the years ended March 31, 2003, 2002 and 2001 were $5,031, $6,611, and $5,725, respectively. Deferrals of direct response advertising were not material.

11.    Commitments

Lease Commitments:

Rent expense under all operating leases was $750, $795, and $866 for the years ended March 31, 2003, 2002 and 2001, respectively. The future minimum rental payments to be made under non-cancelable operating leases, principally for facilities, as of March 31, 2003 were as follows:

Years Ending March 31,
2004	$491
2005	264
2006	86
2007	15
2008	0

Total minimum lease payments	$856

Royalty Agreements:

The Company acquires the rights to reference works, databases and technology from various publishers and technology companies under renewable contracts of varying terms. Royalties and license fees are based on a per

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

unit charge or as a percentage of revenue from products utilizing such databases or software licenses. The Company does not anticipate that there are any commitments that will not be earned based upon anticipated future sales.

Litigation:

The Company is subject to litigation from time to time arising in the ordinary course of its business. The Company does not believe that any such litigation is likely, individually or in the aggregate, to have a material adverse effect on the financial condition of the Company.

12.    Shareholders’ Equity

Restricted Stock Plan and Unearned Portion of Common Stock Issued for Services:

The Company maintains a Restricted Stock Plan, which provides for the grant of shares of common stock for services. The shares are subject to a restriction on transfer, which requires the holder to remain employed by the Company for up to three years in order to receive the shares. As of March 31, 2003, 12,450 shares of common stock were available for distribution under the Restricted Stock Plan by the Board of Directors.

Employee Stock Options:

Under the Company’s 1998 Stock Option Plan (“1998 Plan”), 2,500,000 shares of common stock have been reserved for issuance. The 1998 Plan authorizes the Company to grant options to purchase shares of common stock to key employees, consultants and outside directors of the Company.

The 1998 Plan provides for granting of options to purchase shares of common stock at not less than the fair market value on the date of grant for incentive stock options and at not less than 75% of the fair market value on the date of grant for non-incentive stock options. An option may not be granted for a period in excess of ten years from the date of grant. Options are not transferable by the optionee other than upon death.

Under the terms of the 1998 Plan, an employee may deliver shares of common stock as payment for options being exercised. The shares are valued at the closing price on the date of exercise.

During the years ended March 31, 2002 and 2001, the Company granted 100,000 and 74,500 options, respectively, to persons performing consulting services for the Company. The options were valued at a total of $207 and $437 using the Black-Scholes option-pricing model with the expense being amortized over the vesting period of the options. The current year’s results of operations include $48 of expense related to these options.

Accounting for Employee Stock Options:

No compensation expense is recognized for options granted at fair market value in the results of operations. For disclosure purposes, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options granted during the years ended March 31, 2003, 2002, and 2001, respectively: annual dividends of $0.00 for all years, expected volatility of 80.3%, 85.8%, and 110.8%, risk free interest rate of 3.4%, 4.6%, and 5.8% and expected life of five years for all grants. The number of shares granted, the weighted-average exercise price and

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

weighted average fair value of the stock options granted during the years ended March 31, 2003, 2002, and 2001 were as follows:

	Number of Shares Granted	Weighted- Average Exercise Price	Weighted- Average Fair Value
Year ended March 31, 2001:
Exercise price equals market value	554,354	$7.35	$6.07
Exercise price greater than market value	84,000	$8.50	$4.26
Exercise price less than market value	25,000	$6.81	$8.70

	663,354	$7.47	$5.94

Year ended March 31, 2002:
Exercise price equals market value	399,053	$2.22	$1.59
Exercise price greater than market value	528,714	$3.78	$1.28

	927,767	$3.11	$1.42

Year ended March 31, 2003
Exercise price equals market value	241,335	$1.71	$1.16
Exercise price less than market value	205,250	$1.20	$0.78

	446,585	$1.48	$0.99

At March 31, 2003, the Company had two stock-based employee compensation plans, Franklin’s 1988 Stock Option Plan, as amended, and Franklin’s 1998 Stock Option Plan, as amended. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock based employee compensation cost is reflected in net income. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, to stock-based employee compensation:

	Year ended March 31,
	2003	2002	2001
Reported net income (loss)	$2,301	$(26,636)	$914
Deduct:
Total stock-based employee compensation expense determined under fair value based method	(1,560)	(1,511)	(1,322)
Expense Recognized Outside plan	48	313	255

Proforma net income (loss)	$789	$(27,834)	$(153)

(a) Earnings (loss) per share:
Basic-as reported	$0.24	$(3.38)	$(0.12)
Basic-pro forma	$0.05	$(3.54)	$(0.02)
Diluted—as reported	$0.23	$(3.38)	$(0.11)
Diluted—pro forma	$0.05	$(3.54)	$(0.02)

(a)	After preferred stock dividends of $386 and $267 for the twelve-month periods ended March 31, 2003 and 2002, respectively.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

The following table summarizes the changes in options outstanding and the related price ranges for shares of common stock:

		Stock Options
		Shares	Weighted Average Exercise Price
	Outstanding at March 31, 2000	1,728,708	9.28
	Granted	663,354	7.47
	Exercised	(37,942)	7.08
	Expired or cancelled	(227,275)	10.74

	Outstanding at March 31, 2001	2,126,845	8.60
	Granted	927,767	3.11
	Exercised	—	—
	Expired or cancelled	(411,138)	8.66

	Outstanding at March 31, 2002	2,643,474	6.66
	Granted	446,585	1.48
	Exercised	—	—
	Expired or cancelled	(68,485)	7.62

	Outstanding at March 31, 2003	3,021,574	5.87

Outstanding options by plan:	1988 Plan	452,737
	1998 Plan	2,243,837
	Outside of Plan	325,000
	Options available for grant under the 1998 Plan	256,163

The following table summarizes information about stock options outstanding at March 31, 2003:

	Options outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.15 –$ 1.40	362,253	9.05	$1.29	150,003	$1.40
1.50 – 2.80	413,823	8.96	$2.08	58,638	$2.48
3.01 – 3.50	441,531	8.91	$3.48	185,159	$3.49
4.00 – 4.88	427,388	5.00	$4.11	339,263	$4.13
5.00 – 6.81	320,250	5.11	$5.55	197,500	$5.70
7.50	391,701	6.38	$7.50	276,975	$7.50
8.50 – 11.25	324,891	4.21	$9.48	323,391	$9.47
11.75 – 31.63	339,737	2.87	$15.42	339,737	$15.42

$ 1.15 –$31.63	3,021,574			1,870,666

Options exercisable and the weighted average exercise price at March 31, 2002 and March 31, 2001, were 1,214,391 options and $9.56, and 1,066,241 options and $10.90, respectively.

Effective March 31, 2001, the Chairman of Franklin’s Board of Directors, Dr. James H. Simons, subscribed for 3500 shares of the Company’s Series A 10% Convertible Preferred Stock (“Series A Preferred Stock’) in

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

consideration for the payment of $3,500. The preferred shares are convertible into common stock at a conversion price of $5.00 per share and bear interest at the rate of 10% per year, payable in additional shares of the Convertible Preferred Stock every six months. Payment for the subscribed shares was received by the Company in April 2001. As of March 31, 2003, 4,153 shares of Series A Preferred Stock were outstanding.

13.    Income Taxes

The components of the net deferred income tax asset are the following:

	March 31,
	2003	2002
US loss carryforward—Franklin	$12,735	$11,460
US loss carryforward—VPTI	—	9,284
Foreign loss carryforward	177	197
Inventory valuation allowances	2,164	3,886
Trademark Impairment charge, net of prior amortization	2,529	2,692
Other items (taxable) deductible in future years—net	582	315

	18,187	27,834
Deferred income tax valuation allowance	12,487	22,134

	$5,700	$5,700

Deferred income taxes result from temporary differences between income tax and financial reporting computed at the effective income tax rate. A valuation allowance has been provided to reduce the deferred income tax asset to the amount which is expected more likely than not to be realized.

The loss carryforward of Voice Powered Technology International, Inc. (“VPTI”) was disposed of when the Company sold its 82% interest in VPTI in August 2002.

The income tax benefit of $853 in the year ended March 31, 2003 consisted of a refund of prior year taxes of $966 partially offset by provision of $113 for foreign and state income taxes. The refund of prior year taxes resulted from carrying back the loss from the year ended March 31, 2001 to prior periods.

The reconciliation of income taxes shown in the financial statements and amounts computed by applying the Federal income tax rate of 35% for the years ended March 31, 2003, 2002 and 2001 is as follows:

	Year Ended March 31,
	2003	2002	2001
Income before income taxes	$1,448	$(26,636)	$914

Computed expected tax	506	(9,322)	320
Effect of non-deductible expenses	50	50	41
Income tax refund	(966)
Foreign tax provision	13	—	—
State tax provision	100	—	—
Change in valuation allowance	(556)	9,272	(361)

Provision (benefit) for income taxes	$(853)	—	—

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Effective April 1, 1997, the Company filed elections with the Internal Revenue Service to treat most of its foreign subsidiaries as divisions of the parent for U.S. income tax reporting.

The loss carry forwards and expiration dates are as follows:

	Amounts	Expiration Dates
Franklin—US	$33,514	2022
Foreign	$800	to 2010

14.    Operations

Under SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, the Company’s operations are treated as one operating segment, as it only reports profit and loss information on an aggregate basis to the chief operating decision maker of the Company. Information about the Company’s product sales and major customers are as follows:

	March 31,
Product Sales	2003	2002	2001
Reference	$54,534	$55,939	$61,460
ROLODEX® Electronics	6,726	11,652	13,062
eBookMan	2,793	2,471	5,209
Other	1,539	963	235

Total Sales	$65,592	$71,025	$79,966

Approximate foreign sources of revenues including export sales were as follows:

	March 31,
Product Sales	2003	2002	2001
Europe	$12,821	$17,255	$21,702
Other International	5,470	7,113	7,890

For the fiscal years ended March 31, 2003, 2002 and 2001, no customer accounted for more than 10% of the Company’s revenues.

For the fiscal year ended March 31, 2003, three suppliers accounted for more than 10% of the Company’s purchases of its inventory. The three suppliers individually accounted for 27%, 16%, and 12% of inventory purchases.

eBookman Assets

For the year ended March 31, 2002 the Company lost $14,825 from its eBookMan operations. The loss for the year ended March 31, 2002 included inventory write-downs of $6,265, write-off of capitalized software development costs, royalties, licenses, and other assets of $3,179 and accrued price protection of $430. For the year ended March 31, 2003, the

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Company sold 34,795 units with a carrying value of $1,181 of the discontinued eBookMan product, which reduced the net carrying value to $319. The Company realized income of approximately $300 from the sale of these units. For the year ended March 31, 2001, the eBookMan® operating loss was $3,750.

Severance Costs

During the year ended March 31, 2003, severance costs of $510 were charged to expense.

15.    Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit and Disposal Activities. This statement revises the accounting for exit and disposal activities under EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, by spreading out the reporting of expenses related to restructuring activities. Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most anticipated costs. Instead, companies will record exit or disposal costs when they are “incurred” and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The provisions of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS No. 146. In addition, liabilities that a company previously recorded under EITF Issue No. 94-3 are grandfathered. The adoption of SFAS No. 146 did not have a material impact on the financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Statement 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. Accordingly, the Company adopted the disclosure provisions of this statement in the financial statements of fiscal year 2003.

In December 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the financial position or results of operations.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

16.    Summarized Quarterly Financial Data (Unaudited)

	Quarter Ended
	June 30	September 30		December 31	March 31
Fiscal 2003
Net sales	$16,517	$21,054		$18,764	$9,257
Gross margin	7,247	9,653		8,462	4,267
Net income (loss)	157	2,559		1,528	(1,943)
Net income (loss) per common share:
Basic	—	.32		.17	(.24)
Diluted	—	.32		.17	(.24)

Fiscal 2002
Net sales	$16,009	$18,714		$23,284	$13,018
Gross margin	6,517	3,730		10,917	(723)
Net income (loss)	(1,957)	(5,875	)A	1,382	(20,186	)B
Net income (loss) per common share:
Basic	(.26)	(.74)		.15	(2.54)
Diluted	(.26)	(.74)		.15	(2.54)

Fiscal 2001
Net sales	$17,052	$20,511		$22,434	$19,969
Gross margin	7,333	8,674		9,512	8,358
Net income (loss)	433	208		524	(251)
Net income (loss) per common share:
Basic	0.05	0.03		0.07	(0.03)
Diluted	0.05	0.02		0.06	(0.03)

A.	Includes provisions in the quarter of $4,201 for the write-down of assets and accrual of liabilities pertaining to eBookMan.
B.	After a charge in the quarter of $11,147 for impairment in value of the ROLODEX® Electronics trademark, a charge of $5,673 in the for write-down of eBookMan inventory and other related assets, and charges of $1,325 for severance payments, costs of consolidation of European operations, and a prior year Belgian tax assessment.

17.    Subsequent Events

In April 2003, the Company purchased 25% of the outstanding shares of MobiPocket.com S.A. for approximately $525 including expenses. MobiPocket through its software reader application enables the reading and secured distribution of electronic text across all existing OS platforms, including Palm OS, Pocket PC OS, Symbian OS, and Franklin’s proprietary operating system.

This transaction will be accounted for by the purchase method of accounting. The Company will account for the ongoing results of Mobipocket by the equity method of accounting.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE—

NONE

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
Barry J. Lipsky	52	President and Chief Executive Officer; Director
Arnold D. Levitt	66	Senior Vice President, Chief Financial Officer; Treasurer; Secretary
Andrew D. Horsfall	44	Vice President, Worldwide Sales and Marketing
Kurt A. Goszyk	53	Vice President, Engineering and Chief Technology Officer

Mr. Lipsky joined the Company as Vice President in February 1985. He was elected Executive Vice President of the Company in 1997, Interim President and Chief Operating Officer in April 1999 and President and Chief Executive Officer in May 1999.

Mr. Levitt joined the Company in May 1999 as Interim Chief Financial Officer and Treasurer and was elected Senior Vice President, Chief Financial Officer and Treasurer of the Company in September 1999. Mr. Levitt had been engaged in consulting as a chief financial officer or senior business adviser for companies in a variety of industries since 1996. Prior to these consulting arrangements, Mr. Levitt was Executive Vice President and Chief Operating Officer of WICO Gaming Supply Corp. Mr. Levitt has owned or was employed as a chief financial officer of a number of companies and also worked in public accounting.

Mr. Horsfall joined the Company in April 2002 as Vice President, Worldwide Sales and Marketing. From November 1994 to June 1999 he managed the Company’s sales and marketing subsidiary in Australia and during 2000 he acted as a sales and marketing consultant to the Company.

Mr. Goszyk joined the Company in August 2002 as Vice President, Engineering, and Chief Technology Officer. Previously, he was President of Cyberscan Technologies, Inc., a developer of advanced computer peripheral devices related to optical motion tracking and measurement, eye gaze input, and scanning. From 1984 through 1987 Mr. Goszyk was Vice President, Engineering of Franklin.

Additional information called for by Item 10 is set forth under the heading “Election of Directors” in the Company’s Proxy Statement for its 2003 annual meeting of stockholders (the “2003 Proxy Statement”), which is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

Information called for by Item 11 is set forth under the heading “Executive Compensation” in the 2003 Proxy Statement, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table gives information about the Company’s common stock, no par value (“Common Stock”) that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of March 31, 2003, including the Company’s 1988 Stock Option Plan, the Company’s 1998 Stock Option Plan, the Company’s Restricted Stock Plan, and various Stock Option Agreements to which the Company is a party.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,696,574	$6.08	256,163
Equity compensation plans not approved by security holders(1)	325,000	$4.12	12,450

Total	3,021,574	$5.87	568,613

(1)	Includes (i) the Company’s Restricted Stock Plan, and (ii) the Stock Option Agreements entered into between the Company and certain officers of the Company or outside consultants, each of which is described below.

Restricted Stock Plan

The Company maintains a Restricted Stock Plan which provides for the grant of shares of Common Stock for services. The shares are subject to a restriction on transfer which requires the holder to remain employed by the Company for up to three years in order to receive the shares. As of March 31, 2003, under the Restricted Stock Plan, 12,450 shares of Common Stock were available for distribution by the Board of Directors.

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

In April 2002, in connection with the hiring of Andrew Horsfall as Vice President of Worldwide Sales and Marketing, the Company entered into a Stock Option Agreement pursuant to which the Company granted Mr. Horsfall an option to purchase 50,000 shares of Common Stock at an exercise price of $2.22 per share, the fair market value of the Common Stock on the date of grant. Options with respect to one-fourth of the shares become exercisable on each of the first, second, third and fourth anniversaries of the date of grant.

In August 2002, in connection with the hiring of Kurt A. Goszyk as Vice President, Engineering and Chief Technology Officer, the Company entered into a Stock Option Agreement pursuant to which the Company granted Mr. Goszyk an option to purchase 50,000 shares of Common Stock at an exercise price of $1.50 per share, the fair market value of the Common Stock on the date of grant. Options with respect to one-fourth of the shares become exercisable on each of the first, second, third and fourth anniversaries of the date of grant.

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

Additional information called for by Item 12 is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2003 Proxy Statement, which is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information called for by Item 13 is set forth under the heading “Certain Relationships and Related Transactions” in the 2003 Proxy Statement, which is incorporated herein by reference.

ITEM 14.    CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, (including the Company’s Chief Executive Officer and Chief Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic Securities and Exchange Commission filings. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

In designing and evaluating the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended), management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

PART IV

ITEM 16.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial statements and schedules filed as a part of this report are listed on the “Index to Financial Statements” contained herein. All other schedules are omitted because (i) they are not required under the instructions, (ii) they are inapplicable or (iii) the information is included in the financial statements. During the Quarter ended March 31, 2003, the Company did not file any reports on Form 8-K.

EXHIBITS

Exhibits No.

3.01	—	Certificate of Incorporation of Franklin (Incorporated by reference to Exhibit 3.01 to Registration Statement on Form S-1, File No. 3-6612 (the “Company’s 1986 S-1 Registration Statement”))

3.02	—

Articles of Amendment to the Certificate of Incorporation of Franklin (Incorporated by reference to Exhibit 3.02 to the Company’s 1990 report on Form 10-K for the year ended March 31, 1990 (the “Company’s 1990 10-K”))

3.03	—	Amended and Restated Statement of Rights and Preferences of Series A 10% Convertible Preferred Stock (Incorporated by reference to the Exhibit to the Company’s Report on Form 8-K filed May 23, 2001)

3.04	—	By-laws of Franklin (Incorporated by reference to Exhibit 3.02 to the Company’s 1986 S-1 Registration Statement)

3.05	—	Amendment to By-laws of Franklin (Incorporated by reference to Exhibit A to the Company’s Proxy Statement relating to the 1987 Annual Meeting of Shareholders)

3.06	—	Amendment to By-laws of Franklin (Incorporated by reference to Exhibit 3.05 to the Company’s 1990 10-K)

10.01	—	Standard form of Sales Representative Agreement (Incorporated by reference to Exhibit 10.07 to the Company’s 1986 S-1 Registration Statement)

10.02**	—	Franklin Restricted Stock Plan, as amended (Incorporated by reference to Exhibit 10.13 to the Company’s report on Form 10-K for the year ended March 31, 1987)

10.03**	—	Franklin Stock Option Plan as Amended and restated effective as of July 24, 1996 (Incorporated by reference to the Company’s Proxy Statement relating to the 1996 Annual Meeting of Shareholders)

10.04	—

Loan and Security Agreement dated as of December 7, 1999 among Banc of America Commercial Finance Corp., Franklin, Franklin Electronic Publishers (Europe) Ltd., and Franklin Electronic Publishers (Deutchland) GmbH (Incorporated by reference to the Exhibit to the Company’s Report on Form 8-K filed on December 14, 1999)

10.05**	—	Franklin Stock Option Plan as Amended and Restated effective July 20, 2001 (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 filed on August 27, 2001)

10.06**	—

Stock Option Agreement dated July 28, 1999 between the Company and Arnold D. Levitt (Incorporated by reference to Exhibit 4(e) to the Company’s Registration Statement on form S-8 filed on December 14, 1999)

Exhibits No.

10.07**	—	Stock Option Agreement dated April 8, 2002 between the Company and Andrew Horsfall

10.08**	—	Stock Option Agreement dated August 12, 2002 between the Company and Kurt A. Goszyk

21+	—	List of subsidiaries of the Company

23+	—	Consent of Independent Auditor

99.1+	—	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.2+	—	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.3+	—	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.4+	—	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.
+	Filed herewith

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

Dated: June 23, 2003	By:	/s/ BARRY J. LIPSKY
Barry J. Lipsky PRESIDENT AND CHIEF EXECUTIVE OFFICER

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date

/s/ EDWARD H. COHEN Edward H. Cohen	Director	June 20, 2003

/s/ BARRY J. LIPSKY Barry J. Lipsky	President, Chief Executive Officer and Director (Principal Executive Officer)	June 23, 2003

/s/ LEONARD M. LODISH Leonard M. Lodish	Director	June 20, 2003

/s/ JAMES MEISTER James Meister	Director	June 21, 2003

/s/ HOWARD L. MORGAN Howard L. Morgan	Director	June 20, 2003

/s/ JERRY R. SCHUBEL Jerry R. Schubel	Director	June 21, 2003

/s/ JAMES H. SIMONS James H. Simons	Director	June 20, 2003

/s/ WILLIAM H. TURNER William H. Turner	Director	June 21, 2003

/s/ ARNOLD D. LEVITT Arnold D. Levitt	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	June 24, 2003