Form 10-Q
period 2003-06-30
FRANKLIN ELECTRONIC PUBLISHERS INC
filed 2003-08-14
CIK 356841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 0-14841

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

(Exact name of Registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	22-2476703 (I.R.S. Employer Identification No.)

One Franklin Plaza, Burlington, New Jersey 08016-4907
(Address of principal executive office)

(609) 386-2500
(Registrant’s telephone number)

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

Yes ☐ No ☒

COMMON STOCK OUTSTANDING AS OF JUNE 30, 2003: 7,952,282 SHARES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2003	March 31, 2003

	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,791	$1,459
Accounts receivable, less allowance for doubtful accounts of $895 and $892	10,930	6,579
Inventories	11,695	12,009
Prepaids and other assets	2,111	2,261

TOTAL CURRENT ASSETS	26,527	22,308

PROPERTY AND EQUIPMENT	6,752	6,606

OTHER ASSETS:
Deferred income tax asset	5,700	5,700
Trademark and goodwill	3,796	3,796
Software development costs	2,169	2,026
Other assets	4,803	4,378

TOTAL OTHER ASSETS	16,468	15,900

TOTAL ASSETS	$49,747	$44,814

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$12,674	$10,600
Current portion of long-term liabilities - Other	126	47

TOTAL CURRENT LIABILITIES	12,800	10,647

LONG-TERM LIABILITIES:
Revolving credit facility	8,614	6,134
Other liabilities	1,215	1,308

TOTAL LONG-TERM LIABILITIES	9,829	7,442

SHAREHOLDERS’ EQUITY:
Preferred stock, $2.50 par value, authorized 10,000,000 shares, 4,361 and 4,153 issued and outstanding ($4,361 and $4,153 liquidation value)	4,339	4,131
Common stock, no par value, authorized 50,000,000 shares, issued and outstanding, 7,952,282 and 7,946,282 shares	50,029	50,022
Retained earnings (deficit)	(26,267)	(26,340)
Foreign currency translation adjustment	(983)	(1,088)

TOTAL SHAREHOLDERS’ EQUITY	27,118	26,725

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$49,747	$44,814

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except for per share data)
(unaudited)

	Three Months Ended June 30,

	2003	2002

SALES	$14,983	$16,517
COST OF SALES	8,000	9,270

GROSS MARGIN	6,983	7,247

EXPENSES:
Sales and marketing	4,131	4,107
Research and development	722	829
General and administrative	1,512	1,591

Total operating expenses	6,365	6,527

OPERATING INCOME	618	720
Interest expense	(118)	(176)
Interest and investment income (loss)	(234)	(408)
Other, net	30	21

INCOME BEFORE INCOME TAXES	296	157
INCOME TAX PROVISION	16	—

NET INCOME	280	157

PREFERRED STOCK DIVIDEND	208	188
INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$72	$(31)

INCOME PER COMMON SHARE:
Basic	$0.01	$—

Diluted	$0.01	$—

WEIGHTED AVERAGE COMMON SHARES:
Basic	7,947	7,947

Diluted	8,232	7,947

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands, except for share data)

	Common Stock		Preferred Stock		Retained Earnings	Accumulated Other Comprehensive Income *	Total Shareholders’ Equity

	Shares	Amount	Shares	Amount

BALANCE - MARCH 31, 2003	7,946,282	$50,022	4,153	$4,131	$(26,340)	$(1,088)	$26,725
Issuance of common shares under employee stock option plan	6,000	7	—	—	—	—	7
Preferred stock dividend			208	208	(208)		—
Income for the period	—	—	—	—	281	—	281
Foreign currency translation adjustment	—	—	—	—	—	105	105

BALANCE - JUNE 30, 2003 (unaudited)	7,952,282	$50,029	4,361	$4,339	$(26,267)	$(983)	$27,118

* Comprehensive income, i.e., net income, plus, or less, the change in foreign currency balance sheet translation adjustments , totaled $386 for the three months ended June 30, 2003.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$280	$157
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Depreciation and amortization	780	834
Provision for losses on accounts receivable	35	63
Loss (gain) on disposal of property and equipment	(4)	—
Stock issued for services	—	51
Source (use) of cash from change in operating assets and liabilities:
Accounts receivable	(4,386)	(6,247)
Inventories	314	(1,254)
Prepaids and other assets	150	400
Accounts payable and accrued expenses	2,074	4,419
Other, net	(17)	(33)

NET CASH USED IN OPERATING ACTIVITIES	(774)	(1,610)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(400)	(145)
Proceeds from sale of property and equipment	24	—
Software development costs	(444)	(294)
Investment in MobiPocket	(527)	—
Change in other assets	(125)	(201)

NET CASH USED IN INVESTING ACTIVITIES	(1,472)	(640)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	2,480	2,465
Proceeds from issuance of common shares	7	—
Other liabilities	(14)	(7)

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,473	2,458
EFFECT OF EXCHANGE RATE CHANGES ON CASH	105	165

INCREASE IN CASH AND CASH EQUIVALENTS	332	373
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,459	2,497

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,791	$2,870

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in thousands)

Reference is made to the financial statements included in the Company’s Annual Report (Form 10-K) filed with the Securities and Exchange Commission for the year ended March 31, 2003.

The financial statements for the periods ended June 30, 2003 and 2002 are unaudited and include all adjustments necessary to a fair presentation of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full year.

OPERATIONS

Under Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company’s operations are treated as one operating segment as it only reports profit and loss information on an aggregate basis to the chief operating decision maker of the Company. Information about the Company’s product sales are as follows:

	Three Months Ended June 30,

Product Sales	2003	2002

Reference	$12,333	$13,964
ROLODEX® Electronics	1,513	1,909
eBookMan	94	190
Seiko	804	—
Other	239	454

Total Sales	$14,983	$16,517

Approximate foreign sources of revenues including export sales were as follows:

	Three Months Ended June 30,

Product Sales	2003	2002

Europe	$2,175	$2,931
Other International	$1,276	1,010

For the three-month periods ended June 30, 2003 and 2002, no customer accounted for more than 10% of the Company’s revenues.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in thousands)

MOBIPOCKET

In April 2003, the Company purchased 25% of the outstanding shares of MobiPocket.com S.A. for approximately $525 including expenses. MobiPocket, through its software reader application, enables the reading and secured distribution of electronic content across all the major OS platforms, including Palm OS, Pocket PC OS, Symbian OS, Windows OS and Franklin’s proprietary operating system.

This transaction was accounted for by the purchase method of accounting. The Company will account for the ongoing results of Mobipocket by the equity method of accounting.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Entities”, (FIN 46) an interpretation of Accounting Research Bulletin No. 51. FIN 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk and loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 requires disclosures about variable interest entities that companies are not required to consolidate but in which the company has a significant variable interest. The consolidation requirements will apply immediately for newly formed variable interest entities created after January 31, 2003 and for entities established prior to January 31, 2003, in the first fiscal year or interim period beginning after June 30, 2003. The adoption of FIN 46 is not expected to have a material impact on our financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149), an amendment to Statement of Financial Accounting Standards No. 133. SFAS 149 clarifies under what circumstances a contract with initial investments meets the characteristics of a derivative and when a derivative contains a financing component. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 is not expected to have a material impact on our financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, (SFAS 150) which established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS 150 will not have a material effect on our financial statements.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands)

RESULTS OF OPERATIONS

Three months ended June 30, 2003 compared with three months ended June 30, 2002:

Net Sales

Sales of $14,983 for the quarter ended June 30, 2003, decreased by $1,534 (9.3%) from sales of $16,517 for the same quarter in the prior year. The decrease is primarily attributable to lower sales of $976 of reference products to US retailers, lower sales of products produced to customer specifications (OEM) of $635 because certain custom products will be shipped later in the fiscal year, and a decrease of $396 in worldwide sales of ROLODEX ® Electronics products. These decreases were partially offset by sales of $804 of Seiko® products which the Company began distributing in April 2003. The lower sales of consumer reference products and ROLODEX ® Electronics products is due to continued softness of consumer sales at retail.

Gross Margin

Gross margin percentage increased to 47% of sales in the quarter ended June 30, 2003 from 44% in the prior year. The higher percentage resulted in additional gross margin of $449, which was more than offset by the decrease of $675 of margin due to the decrease in sales from the prior year quarter. The higher margin percentage is primarily attributable to the Company’s European subsidiaries which benefited from having their cost of sales fixed in US dollars while their sales are made in the strengthening Euro and British pound.

Operating Expenses

Total operating expenses decreased by $162 to $6,365 from $6,527 last year. Sales and marketing expense increased slightly to $4,131 (28% of sales) from $4,107 (25% of sales) as an increase in personnel costs of $119 and advertising of $62 were partially offset by lower freight costs of $153. Research and development expense declined by $107 from $829 (5% of sales) to $722 (5% of sales) due to the reassignment of personnel to the software development function which increased software capitalization in the quarter by $261, of which $213 related to the Company’s new Unified Architecture project. The higher software capitalization was partially offset by an actual spending increase of $155 primarily due to higher personnel costs of $104 and increased consulting expense of $60. General and administrative expense decreased to $1,512 (10% of sales) compared with $1,591 (10% of sales) in the prior year as increased personnel costs of $128 were offset by lower consulting expense of $93, reduced travel expense of $38 and lower bad debt expense of $43.

Interest Expense

Interest expense declined to $118 in the current period from $176 last year because of lower amounts of debt outstanding and a reduction in interest rates.

Interest and Investment Income (Loss)/Other Net

Interest and investment income (loss) and other net combined for a loss of $204 for the quarter compared with a loss of $387 in the same period last year. The reduction is primarily the result of a smaller loss on the Company’s currency hedging transactions as the increase in the value of the Euro against the dollar was less in the current quarter than in the June 2002 quarter.

The Company maintains a program of selling Euros at current rates for future settlement in order to protect the dollar value of sales generated by foreign subsidiaries. The loss realized on the program will be offset by higher revenue in dollars from the Company’s European sales

Net Income

Net income increased by $123 to $280 in the current period from $157 in the prior year as lower gross margin of $264 was offset by reduced operating expenses of $162, lower interest expense of $58 and reduced losses on hedging transactions of $174.

Changes in Financial Condition

Accounts receivable increased by $4,351 to $10,930 on June 30, 2003 from $6,579 on March 31, 2003 because of a seasonal increase in sales of $5,726 during the June 2003 quarter compared with the March 2003 quarter. Inventory decreased by $314 to $11,695 on June 30, 2003 from $12,009 on March 31, 2003 due to the implementation of the Company’s planned inventory reduction program which more than offset the normal seasonal increase in inventory. Accounts payable and the balance of the Company’s borrowings under its credit facility increased by $2,074 and $2,480 respectively, from March 31, 2003 due to the seasonal increase in purchasing of inventory and components.

Liquidity and Capital Resources

The Company has a $25,000 secured financing facility with a commercial lender which expires on December 7, 2004. Borrowings under the revolving credit facility bear interest at the bank’s prime rate (4.0% at June 30, 2003) plus ¾% and the real property and equipment advances under the facility in the amount of $3,622 bear interest at the rate of prime plus 1½%. The facility contains certain financial covenants and restrictions on indebtedness, dividend payments, business combinations and other related items. As of June 30, 2003 no amounts were available for payment of dividends. Borrowings are collateralized by substantially all assets of the Company. As of June 30, 2003 the Company had an aggregate outstanding balance of $8,614 under the facility and is in compliance with all covenants.

The Company relies primarily on its revolving credit facility to supplement operating cash flow to meet its financing needs. The amount of credit available under the facility at any time is based upon a formula applied to the Company’s accounts receivable, inventory, real estate, and certain capital equipment. As of June 30, 2003, there was credit available of $16,244, of which $8,614 was drawn down and $7,630 was available. The Company’s credit availability and borrowings under the facility fluctuate during the year because of the seasonal nature of the business. During the year ended March 31, 2003, maximum availability and borrowings under the facility approximated $21,000 and $15,000 respectively. The Company does not have any significant capital leases and anticipates that depreciation and amortization for fiscal 2004 will exceed planned capital expenditures.

Management believes that cash flow from operations and the secured financing facility will be adequate to provide for the Company’s liquidity and capital needs for the foreseeable future.

The Company has no material commitments for capital expenditures in the next twenty-four months.

This 2003 Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Those statements include statements regarding the intent and belief or current expectations of Franklin and its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, the timely availability and acceptance of new electronic books, organizers, and other electronic products, changes in technology, the impact of competitive electronic products, the management of inventories, Franklin’s dependence on third party component suppliers and manufacturers, including those that provide Franklin-specific parts, and other risks and uncertainties that may be detailed herein, and from time-to-time, in Franklin’s other reports filed with the Securities and Exchange Commission. Franklin undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There were no material changes from the information presented in Item 7A of the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, which is hereby incorporated by reference, with respect to the Company’s quantitative and qualitative disclosures about market risks.

ITEM 4.	CONTROLS AND PROCEDURES

As of June 30, 2003 (the end of the period covered by this report), the Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including the Company’s subsidiaries) required to be included in periodic reports filed under the Securities Exchange Act of 1934.

In designing and evaluating the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934), management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We believe that our disclosure controls and procedures provide such reasonable assurance.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In October 2002 the Company was notified of a third party claim in Belgium against its local operating subsidiary relating to the sale of certain products incorporating medical databases. The claimant asks for injunctive relief and damages approximating 2.8 million euros. Two actions by the third party for injunctive relief against the Company were decided by the court in the Company’s favor. The Company disputes the allegations of the claim and intends vigorously to defend any actions related thereto.

The Company is subject to other litigation from time to time arising in the ordinary course of its business. The Company does not believe that any such litigation is likely, individually or in the aggregate, to have a material adverse effect on the financial condition of the Company.

ITEM 5.	OTHER INFORMATION -

ROLODEX® is a registered trademark of Berol Corporation, a subsidiary of Newell Rubbermaid, Inc. Seiko® is registered trademark of Seiko, Inc.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K -

(a)  Exhibits

31.1*	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

(b)  Reports on Form 8-K

The Company filed a Form 8-K on May 21, 2003, in connection with a press release dated May 21, 2003 announcing earnings for the fiscal year ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED
Date: August 14, 2003	/s/ BARRY J. LIPSKY

Barry J. Lipsky President and Chief Executive Officer (Duly Authorized Officer)

Date: August 14, 2003	/s/ ARNOLD D. LEVITT

Arnold D. Levitt Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)