Form 10-Q
period 2003-09-30
FRANKLIN ELECTRONIC PUBLISHERS INC
filed 2003-11-14
CIK 356841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

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

COMMON STOCK OUTSTANDING AS OF SEPTEMBER 30, 2003: 7,952,532 SHARES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September, 30 2003	March 31, 2003
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,708	$1,459
Accounts receivable, less allowance for doubtful accounts of $913 and $892	11,870	6,579
Inventories	13,139	12,009
Prepaids and other assets	2,314	2,261

TOTAL CURRENT ASSETS	29,031	22,308

PROPERTY AND EQUIPMENT	6,774	6,606

OTHER ASSETS:
Deferred income tax asset	5,700	5,700
Trademark and goodwill	3,796	3,796
Software development costs	2,341	2,026
Other assets	4,662	4,378

TOTAL OTHER ASSETS	16,499	15,900

TOTAL ASSETS	$52,304	$44,814

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$13,500	$10,600
Current portion of long-term liabilities—Other	126	47

TOTAL CURRENT LIABILITIES	13,626	10,647

LONG-TERM LIABILITIES:
Revolving credit facility	9,508	6,134
Other liabilities	1,199	1,308

TOTAL LONG-TERM LIABILITIES	10,707	7,442

SHAREHOLDERS’ EQUITY:
Preferred stock, $2.50 par value, authorized 10,000,000 shares, 4,361 and 4,153 issued and outstanding ($4,361 and $4,153 liquidation value)	4,339	4,131
Common stock, $0.01 par value, authorized 50,000,000 shares, issued and outstanding, 7,952,532 and 7,946,282 shares	80	79
Additional paid in capital	49,978	49,943
Accumulated deficit	(25,521)	(26,340)
Foreign currency translation adjustment	(905)	(1,088)

TOTAL SHAREHOLDERS’ EQUITY	27,971	26,725

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$52,304	$44,814

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except for per share data)

(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
SALES	$15,671	$21,054	$30,654	$37,571

COST OF SALES	8,138	11,401	16,138	20,671

GROSS MARGIN	7,533	9,653	14,516	16,900

EXPENSES:
Sales and marketing	4,194	4,691	8,324	8,797
Research and development	681	714	1,403	1,543
General and administrative	1,732	1,820	3,244	3,412

Total operating expenses	6,607	7,225	12,971	13,752

OPERATING INCOME	926	2,428	1,545	3,148
Interest expense	(147)	(227)	(266)	(403)
Interest and investment income (loss)	(35)	223	(269)	(185)
Other, net	8	135	38	156

INCOME BEFORE INCOME TAXES	752	2,559	1,048	2,716
INCOME TAX PROVISION	5	—	21	—

NET INCOME	747	2,559	1,027	2,716

PREFERRED STOCK DIVIDEND	—	—	208	188

INCOME APPLICABLE TO COMMON SHAREHOLDERS	$747	$2,559	$819	$2,528

INCOME PER COMMON SHARE:
Basic	$0.09	$0.32	$0.10	$0.32

Diluted	$0.09	$0.32	$0.10	$0.32

WEIGHTED AVERAGE COMMON SHARES:
Basic	7,970	7,947	7,955	7,947

Diluted	8,341	7,958	8,287	8,007

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except for share data)

	Common Stock		Additional Paid in Capital	Preferred Stock		Accumulated Deficit	Accumulated Other Comprehensive Income *	Total Shareholders’ Equity
	Shares	Amount		Shares	Amount
BALANCE - MARCH 31, 2003	7,946,282	$79	$49,943	4,153	$4,131	$(26,340)	$(1,088)	$(23,218)
Issuance of common shares under employee stock option plan	24,250	1	35	—	—	—	—	1
Preferred stock dividend				208	208	(208)		—
Income for the period	—	—	—	—	—	1,027	—	1,027
Foreign currency translation adjustment	—	—	—	—	—	—	183	183

BALANCE - SEPTEMBER 30, 2003 (unaudited)	7,970,532	$80	$49,978	4,361	$4,339	$(25,521)	$(905)	$(22,007)

*	Comprehensive income, i.e., net income, plus, or less, the change in foreign currency balance sheet translation adjustments , totaled $1,210 for the six months ended September 30, 2003.

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$1,027	$2,716
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Depreciation and amortization	1,587	1,671
Provision for losses on accounts receivable	76	132
Loss (gain) on disposal of property and equipment	(4)	3
Stock issued for services	—	45
Source (use) of cash from change in operating assets and liabilities:
Accounts receivable	(5,366)	(6,928)
Inventories	(1,129)	(4,477)
Prepaids and other assets	(53)	1,095
Accounts payable and accrued expenses	2,903	4,557
Other, net	(16)	(42)

NET CASH USED IN OPERATING ACTIVITIES	(975)	(1,228)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(682)	(345)
Proceeds from sale of property and equipment	24	3
Software development costs	(911)	(366)
Investment in MobiPocket	(527)	—
Change in other assets	(240)	(379)

NET CASH USED IN INVESTING ACTIVITIES	(2,336)	(1,087)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	3,374	4,243
Proceeds from issuance of common shares	35	—
Other liabilities	(31)	(9)

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,378	4,234

EFFECT OF EXCHANGE RATE CHANGES ON CASH	182	128

INCREASE IN CASH AND CASH EQUIVALENTS	249	2,047

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,459	2,497

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,708	$4,544

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands)

Reference is made to the financial statements included in the Company’s Annual Report (Form 10-K) filed with the Securities and Exchange Commission for the year ended March 31, 2003.

The financial statements for the periods ended September 30, 2003 and 2002 are unaudited and include all adjustments necessary to a fair presentation of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full year.

OPERATIONS

Under Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company’s operations are treated as one operating segment as it only reports profit and loss information on an aggregate basis to the chief operating decision maker of the Company. Information about the Company’s product sales are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
Product Sales	2003	2002	2003	2002
Reference	$13,191	$18,075	$25,524	$32,039
ROLODEX® Electronics	945	1,960	2,458	3,869
eBookMan	115	663	209	853
Seiko	1,183	—	1,987	—
Other	237	356	476	810

Total Sales	$15,671	$21,054	$30,654	$37,571

Approximate foreign sources of revenues including export sales were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
Product Sales	2003	2002	2003	2002
Europe	$3,015	$2,779	$5,190	$5,710
Other International	1,511	1,481	2,787	2,491

For the three and six month periods ended September 30, 2003, no customer accounted for more than 10% of the Company’s revenues.

For the three-month period ended September 30, 2002 two customers accounted for more than 10% of the Company’s sales. The two customers had sales of approximately $2,558 and $3,182. The sales of $2,558 were comprised of reference, ROLODEX® Electronics and eBookMan products while the sales of $3,182 were exclusively reference products. For the six-month period ended September 30, 2002 two customers accounted for more than 10% of the Company’s sales. The two customers had sales of approximately $4,092 and $3,851. The sales of $4,092 were comprised of reference and ROLODEX® Electronics products while the sales of $3,851 were exclusively reference products.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands)

MOBIPOCKET

In April 2003, the Company purchased 25% of the outstanding shares of MobiPocket.com S.A. for approximately $525 including expenses. MobiPocket, through its software reader application, enables the reading and secured distribution of electronic content across all the major OS platforms, including Palm OS, Pocket PC OS, Symbian OS, Windows OS and the Company’s proprietary operating systems.

This transaction was accounted for by the purchase method of accounting. The Company will account for the ongoing results of Mobipocket by the equity method of accounting.

CHANGE IN PAR VALUE OF COMMON STOCK

During the quarter ended September 30, 2003 the Company changed the par value of its common stock from no par value per share to $.01 par value per share. The change in par value did not result in an increase or decrease in the number of shares issued.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Entities” (FIN 46), an interpretation of Accounting Research Bulletin No. 51. FIN 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk and loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 requires disclosures about variable interest entities that companies are not required to consolidate but in which the company has a significant variable interest. The consolidation requirements will apply immediately for newly formed variable interest entities created after January 31, 2003 and for entities established prior to January 31, 2003, in the first fiscal year or interim period beginning after June 30, 2003. The adoption of FIN 46 did not have a material impact on our financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149), an amendment to Statement of Financial Accounting Standards No. 133. SFAS 149 clarifies under what circumstances a contract with initial investments meets the characteristics of a derivative and when a derivative contains a financing component. SFAS 149 was effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on our financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS 150), which established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS 150 will not have a material effect on our financial statements.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands)

RESULTS OF OPERATIONS

Three months ended September 30, 2003 compared with three months ended September 30, 2002:

Net Sales

Sales of $15,671 for the quarter ended September 30, 2003, decreased by $5,383 (25.6%) from sales of $21,054 for the same quarter in the prior year. The prior year’s sales included revenue of $1,573 from the extension by a major licensee of a software licensing agreement for three additional years and higher close-out sales of eBookMan of $548. The sales decrease is primarily attributable to lower sales in the quarter ended September 30, 2003 of reference and ROLODEX ® Electronics products of $3,311 and $1,015 respectively, partially offset by sales of $1,183 of Seiko® products which the Company began distributing in April 2003. The decrease in reference product sales was mainly due to lower sales to US retailers of $3,870 which was partially offset by an increase of $436 in European sales of reference products. The decrease in ROLODEX ® Electronics products sales was primarily attributable to lower sales in the US Consumer market of $1,176 partially offset by increased sales of $175 of such products in other international markets. The lower sales of consumer reference products and ROLODEX ® Electronics products for the current period is due in part to the temporary loss of a major retailer which recently resumed purchasing from the Company, and a shift of orders from certain key customers from the second to third fiscal quarters.

Gross Margin

Although the gross margin percentage increased to 48% of sales in the current year from 46% in the prior year, the margin dollars decreased to $7,533 in the quarter ended September 30, 2003 from $9,653 in the prior year. The higher percentage resulted in additional gross margin of $348, which was more than offset by the decrease of $2,588 of margin due to the decrease in sales from the prior year quarter. The higher margin percentage is primarily attributable to the Company’s European subsidiaries as their revenue benefited from the strengthening Euro and British pound while their cost of sales remained fixed in US dollars and a shift in the Company’s sales mix with lower margin ROLODEX ® Electronics and eBookMan products accounting for only 7% of sales in the current quarter compared with 12% in the prior year quarter.

Operating Expenses

Total operating expenses decreased by $618 to $6,607 from $7,225 last year. Sales and marketing expense decreased to $4,194 (27% of sales) from $4,691 (22% of sales) as variable selling expenses such as commissions, cooperative advertising and freight decreased by $131, $464 and $97 respectively due to lower sales in the quarter. These decreases were partially offset by higher trade advertising and promotional expenses of $279. Research and development expense declined by $33 from $714 (3% of sales) to $681 (4% of sales) due to the reassignment of personnel to the software development function which increased software capitalization in the quarter by $284, of which $248 related to the Company’s new Unified Architecture project. The higher software capitalization was partially offset by an actual spending increase of $252 primarily due to higher personnel costs of $122 and increased consulting expense of $135. General and administrative expense decreased by $88 to $1,732 (11% of sales) compared with $1,820 (9% of sales) in the prior year as increased personnel costs of $105 were offset by lower consulting expense of $49, a reduction in legal fees of $58, reduced travel expenses of $52 and lower bad debt expense of $64.

Interest Expense

Interest expense declined to $147 in the current period from $227 last year because of lower amounts of debt outstanding and a reduction in interest rates.

Interest and Investment Income (Loss)/Other Net

Interest and investment income (loss) and other net combined for a loss of $27 for the quarter ended September 30, 2003 compared with a gain of $358 in the same period last year. The reduction is primarily the result of interest income of $234 on a prior year tax refund and a gain of $100 on the Company’s sale of its controlling interest in Voice Powered Technology, Inc. (“VPTI”) both recognized in the prior year’s quarter.

The Company maintains a program of selling Euros at current rates for future settlement in order to protect the dollar value of sales generated by foreign subsidiaries. Gains or losses on these contracts are offset primarily by the effect of the foreign exchange rate changes on the underlying transactions.

Net Income

Net income decreased by $1,812 to $747 in the current period from $2,559 in the prior year primarily due to the inclusion in the prior year of $1,377 of software licensing margin, interest income of $234 on a prior year tax refund and a gain of $100 on the Company’s sale of its controlling interest in VPTI last year. Lower sales in the current year (excluding the software licensing revenue) were mostly offset by an increased gross margin percentage, lower operating costs and reduced interest expense.

Six months ended September 30, 2003 compared with six months ended September 30, 2002:

Net Sales

Sales of $30,654 for the six months ended September 30, 2003, decreased by $6,917 (18%) from sales of $37,571 for the same period last year. Last year’s sales included revenue of $1,573 from the extension of a three year software licensing agreement and higher eBookMan close-out sales of $644. The sales decrease in the six months ended September 30, 2003 is primarily attributable to lower sales of reference and ROLODEX ® Electronics products of $4,942 and $1,411 respectively, partially offset by sales of $1,987 of Seiko® products which the Company began distributing in April 2003. The decrease in reference product sales was mainly due to lower sales to US retailers of $4,927 which were partially offset by an increase of $241 in European sales of reference products. The decrease in ROLODEX ® Electronics products sales was primarily attributable to lower sales in the US Consumer market of $1,405. The lower sales of consumer reference products and ROLODEX ® Electronics products for the current period is due in part to the temporary loss of a major retailer which recently resumed purchasing from the Company, and a shift of orders from certain key customers from the second to third fiscal quarters.

Gross Margin

While the gross margin percentage increased to 47% of sales from 45% of sales in the prior year margin dollars decreased by $2,384 to $14,516 in the current year from $16,900 in the prior year. The higher percentage resulted in additional gross margin of $736, which was more than offset by the decrease of $3,279 of margin due to the decrease in sales from the prior year quarter. The higher margin percentage is primarily attributable to the Company’s European subsidiaries as their revenues benefited from the strengthening Euro and British pound while their cost of sales remained fixed in US dollars.

Operating Expenses

Total operating expenses decreased by $781 to $12,971 from $13,752 last year. Sales and marketing expense decreased to $8,324 (27% of sales) from $8,797 (23% of sales) as variable selling expenses such as commissions, cooperative advertising and freight decreased by $123, $392 and $250 respectively due to lower sales and consulting expense decreased by $106 due primarily to higher market research expense in the prior year. These decreases were partially offset by higher trade advertising and promotions of $322. Research and development expense declined by $140 from $1,543 (5% of sales) to $1,403 (4% of sales) due to the reassignment of personnel to the software development function which increased software capitalization by $545, of which $461 related to the Company’s new Unified Architecture project. The higher software capitalization was partially offset by an actual spending increase of $410 primarily due to higher personnel costs of $235 and increased consulting expense of $195. General and administrative expense decreased by $168 to $3,244 (11% of sales) compared with $3,412 (9% of sales) in the prior year as increased personnel costs of $232 were offset by lower consulting expense of $142 (primarily related to the Company’s ERP system), lower depreciation expense of $83, reduced travel expense of $89 and lower bad debt expense of $107.

Interest Expense

Interest expense declined to $266 in the current period from $403 last year because of lower amounts of debt outstanding and a reduction in interest rates.

Interest and Investment Income (Loss)/Other Net

Interest and investment income (loss) and other net combined for a loss of $231 compared with a loss of $29 in the same period last year. The current year loss is due primarily to a loss of $286 on the Company’s currency hedging program. The prior year loss included a loss on hedging of $428 which was partially offset by interest income of $234 on a prior year tax refund and a gain of $100 on the Company’s sale of its controlling interest in VPTI.

The Company maintains a program of selling Euros at current rates for future settlement in order to protect the dollar value of sales generated by foreign subsidiaries. Gains or losses on these contracts are offset primarily by the effect of the foreign exchange rate changes on the underlying transactions.

Net Income

Net income decreased by $1,689 to $1,027 in the current period from $2,716 in the prior year primarily due to the inclusion in the prior year of $1,377 of software licensing margin, interest income of $234 on a prior year tax refund and a gain of $100 on the Company’s sale of its controlling interest in VPTI. Lower sales in the current year (excluding the software licensing revenue) were mostly offset by an increased gross margin percentage, lower operating costs and reduced interest expense.

Changes in Financial Condition

Accounts receivable increased by $5,291 to $11,870 on September 30, 2003 from $6,579 on March 31, 2003 primarily because of a seasonal increase in sales of $6,414 during the September 2003 quarter compared with the March 2003 quarter. Inventory increased by $1,130 to $13,139 on September 30, 2003 from $12,009 on March 31, 2003 due to the normal seasonal increase in inventory partially offset by implementation of the Company’s planned inventory reduction program. Compared with September 30, 2002, inventory decreased by $2,443. Accounts payable and the balance of the Company’s borrowings under its credit facility increased by $2,900 and $3,374 respectively, from March 31, 2003 due to the seasonal increase in purchasing of inventory.

Liquidity and Capital Resources

The Company has a $25,000 secured financing facility with a commercial lender which expires on December 7, 2004. Borrowings under the revolving credit facility bear interest at the bank’s prime rate (4.0% at September 30, 2003) plus  3/4% and the real property and equipment advances under the facility in the amount of $3,484 bear interest at the rate of prime plus 1 1/2%. The facility contains certain financial covenants and restrictions on indebtedness, dividend payments, business combinations and other similar matters. As of September 30, 2003 no amounts were available for payment of dividends. Borrowings are collateralized by substantially all assets of the Company. As of September 30, 2003 the Company had an aggregate outstanding balance of $9,508 under the facility and remains in compliance with all covenants.

The Company relies primarily on its revolving credit facility to supplement operating cash flow to meet its financing needs. The amount of credit available under the facility at any time is based upon a formula applied to the Company’s accounts receivable, inventory, real estate, and certain capital equipment. As of September 30, 2003, there was credit available of $16,204, of which $9,508 was drawn down and $6,696 was available. The Company’s credit availability and borrowings under the facility fluctuate during the year because of the seasonal nature of the business. During the year ended March 31, 2003, maximum availability and borrowings under the facility approximated $21,000 and $15,000 respectively. The Company does not have any significant capital leases and anticipates that depreciation and amortization for fiscal 2004 will exceed planned capital expenditures.

Management believes that cash flow from operations and the secured financing facility will be adequate to provide for the Company’s liquidity and capital needs for the foreseeable future.

The Company has no material commitments for capital expenditures in the next twenty-four months.

This 2003 Quarterly Report on Form 10-Q may contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Those statements include statements regarding the intent and belief or current expectations of the Company and its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, the timely availability and acceptance of new electronic books, organizers, and other electronic products, changes in technology, the impact of competitive electronic products, the management of inventories, the Company’s dependence on third party component suppliers and manufacturers, including those that provide Franklin-specific parts, and other risks and uncertainties that may be detailed herein, and from time-to-time, in the Company’s other reports filed with the Securities and Exchange Commission. Franklin undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, the Company evaluates its estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company annually reviews its financial reporting and disclosure practices and accounting policies to ensure that its financial reporting and disclosures provide accurate and transparent information relative to the current economic and business environment. The Company believes that of its significant accounting policies, the following policies involve a higher degree of judgment and/or complexity:

Asset Impairment—In assessing the recoverability of the Company’s fixed assets, goodwill and other non-current assets, the Company considers changes in economic conditions and makes assumptions regarding estimated future cash flows and other factors. During the year ended March 31, 2002, the Company recorded a charge for impairment in value of its ROLODEX® Electronics trademark of approximately $11,100.

The Company adopted SFAS No. 142 at the beginning of April 2002 for all goodwill and other intangible assets recognized in the Company’s statement of financial position as of April 1, 2002. This standard changes the accounting for goodwill from an amortization method to an impairment-only approach and introduces a new model for determining impairment charges. The Company’s intangible assets are carried at the lower of cost less amortization through March 31, 2002, or fair value as of March 31, 2003. The implementation of this standard reduced amortization expense by approximately $300 for the year ended March 31, 2003. The Company no longer amortizes goodwill.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There were no material changes from the information presented in Item 7A of the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, which is hereby incorporated by reference, with respect to the Company’s quantitative and qualitative disclosures about market risks.

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2003 (the end of the period covered by this report), the Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including the Company’s subsidiaries) required to be included in periodic reports filed under the Securities Exchange Act of 1934.

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

No change occurred in the Company’s internal controls concerning financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company settled in October 2003 the litigation in Belgium brought one year earlier that was based on a third party claim against its local operating subsidiary relating to the sale of certain products incorporating medical databases. The claimant had asked for injunctive relief and damages approximating 2.8 million euros. As a result of the settlement, all claims against the Company and its operating subsidiary have been released without payment of any settlement amount by the Company and the claimant has agreed to pay 14,950 euros to the Company in consideration for the Company’s provision of four quarterly updates to such medical databases.

The Company is subject to other litigation from time to time arising in the ordinary course of its business. The Company does not believe that any such litigation is likely, individually or in the aggregate, to have a material adverse effect on the financial condition of the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2003 the Company changed the par value of its common stock from no par value per share to $.01 par value per share. The change in par value did not result in an increase or decrease in the number of shares issued.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Annual Meeting of Shareholders of the Company was held on August 13, 2003. Reference is made to the Company’s Proxy Statement furnished to shareholders in connection with the solicitation of proxies in connection with that Annual Meeting. In connection with the annual election of directors, eight incumbent directors were re-elected with Edward H. Cohen receiving 7,097,024 votes with 69,506 votes withheld; Barry Lipsky receiving 6,875,645 with 290,888 votes withheld; Leonard M. Lodish and William H. Turner each receiving 7,122,024 votes with 44,506 votes withheld; Howard L. Morgan and James Meister each receiving 6,900,742 votes with 265,788 votes withheld; Jerry R. Schubel receiving 7,121,824 votes with 44,706 votes withheld; and James H. Simons receiving 6,900,542 votes with 265,988 votes withheld. Shareholders ratified the appointment of Radin, Glass & Co. as auditors for the Company’s 2004 fiscal year by vote of 7,113,018 in favor, 52,151 votes against, and 1,361 abstentions.

ITEM 5. OTHER INFORMATION

ROLODEX® is a registered trademark of Berol Corporation, a subsidiary of Newell Rubbermaid, Inc. Seiko® is registered trademark of Seiko, Inc.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1	*	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(b) Reports on Form 8-K

The Company filed a Form 8-K on August 7, 2003, in connection with a press release dated August 7, 2003 announcing earnings for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

Date: November 14, 2003	/s/ Barry J. Lipsky
Barry J. Lipsky President and Chief Executive Officer (Duly Authorized Officer)

Date: November 14, 2003	/s/ Arnold D. Levitt
Arnold D. Levitt Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)