Form 10-Q
period 2003-12-31
FRANKLIN ELECTRONIC PUBLISHERS INC
filed 2004-02-13
CIK 356841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2003

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

COMMON STOCK OUTSTANDING AS OF DECEMBER 31, 2003: 7,970,532 SHARES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2003	March 31, 2003
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,222	$1,459
Accounts receivable, less allowance for doubtful accounts of $853 and $892	12,337	6,579
Inventories	9,900	12,009
Prepaids and other assets	2,366	2,261

TOTAL CURRENT ASSETS	26,825	22,308

PROPERTY AND EQUIPMENT	6,678	6,606

OTHER ASSETS:
Deferred income tax asset	5,700	5,700
Trademark and goodwill	3,796	3,796
Software development costs	2,409	2,026
Other assets	4,488	4,378

TOTAL OTHER ASSETS	16,393	15,900

TOTAL ASSETS	$49,896	$44,814

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$11,733	$10,600
Current portion of long-term liabilities – Other	126	47

TOTAL CURRENT LIABILITIES	11,859	10,647

LONG-TERM LIABILITIES:
Revolving credit facility	7,210	6,134
Other liabilities	1,190	1,308

TOTAL LONG-TERM LIABILITIES	8,400	7,442

SHAREHOLDERS’ EQUITY:
Preferred stock, $2.50 par value, authorized 10,000,000 shares, 4,579 and 4,153 issued and outstanding ($4,579 and $4,153 liquidation value)	4,557	4,131
Common stock, $0.01 par value, authorized 50,000,000 shares, issued and outstanding, 7,970,532 and 7,946,282 shares	80	79
Additional paid in capital	49,978	49,943
Accumulated deficit	(24,351)	(26,340)
Foreign currency translation adjustment	(627)	(1,088)

TOTAL SHAREHOLDERS’ EQUITY	29,637	26,725

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$49,896	$44,814

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except for per share data)

(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
SALES	$18,873	$18,764	$49,527	$56,335
COST OF SALES	9,636	10,302	25,774	30,973

GROSS MARGIN	9,237	8,462	23,753	25,362

EXPENSES:
Sales and marketing	4,961	4,858	13,285	13,655
Research and development	867	833	2,270	2,376
General and administrative	1,851	1,950	5,095	5,362

Total operating expenses	7,679	7,641	20,650	21,393

OPERATING INCOME	1,558	821	3,103	3,969

Interest expense	(137)	(191)	(403)	(594)
Interest and investment income (loss)	(266)	(155)	(535)	(340)
Other, net	175	87	213	243

INCOME BEFORE INCOME TAXES	1,330	562	2,378	3,278
INCOME TAX PROVISION (BENEFIT)	(58)	(966)	(37)	(966)

NET INCOME	1,388	1,528	2,415	4,244

PREFERRED STOCK DIVIDEND	218	198	426	386
INCOME APPLICABLE TO COMMON SHAREHOLDERS	$1,170	$1,330	$1,989	$3,858

INCOME PER COMMON SHARE:
Basic	$0.15	$0.17	$0.25	$0.49

Diluted	$0.14	$0.17	$0.24	$0.48

WEIGHTED AVERAGE COMMON SHARES:
Basic	7,971	7,946	7,962	7,947

Diluted	8,343	8,017	8,328	8,037

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except for share data)

	Common Stock		Additional Paid in Capital	Preferred Stock		Accumulated Deficit	Accumulated Other Comprehensive Income*	Total Shareholders’ Equity
	Shares	Amount		Shares	Amount
BALANCE - MARCH 31, 2003	7,946,282	$79	$49,943	4,153	$4,131	$(26,340)	$(1,088)	$26,725
Issuance of common shares under employee stock option plan	24,250	1	35	—	—	—	—	36
Preferred stock dividend				426	426	(426)		—
Income for the period	—	—	—	—	—	2,415	—	2,415
Foreign currency translation adjustment	—	—	—	—	—	—	461	461

BALANCE - DECEMBER 31, 2003 (unaudited)	7,970,532	$80	$49,978	4,579	$4,557	$(24,351)	$(627)	$29,637

*	Comprehensive income, i.e., net income, plus, or less, the change in foreign currency balance sheet translation adjustments, totaled $2,876 for the nine months ended December 31, 2003.

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended December 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$2,415	$4,244
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Depreciation and amortization	2,443	2,421
Provision for losses on accounts receivable	137	121
Loss (gain) on disposal of property and equipment	(5)	13
Equity earnings of associated companies	(55)	—
Stock issued for services	—	45
Source (use) of cash from change in operating assets and liabilities:
Accounts receivable	(5,895)	(7,327)
Inventories	2,109	(870)
Prepaids and other assets	(98)	896
Accounts payable and accrued expenses	1,136	297
Income tax refund receivable	—	(999)
Other, net	(38)	(60)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,149	(1,219)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(832)	(445)
Proceeds from sale of property and equipment	25	10
Software development costs	(1,261)	(549)
Investment in MobiPocket	(527)	—
Change in other assets	(323)	(482)

NET CASH USED IN INVESTING ACTIVITIES	(2,918)	(1,466)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	1,076	3,433
Proceeds from issuance of common shares	35	—
Other liabilities	(40)	(1)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,071	3,432
EFFECT OF EXCHANGE RATE CHANGES ON CASH	461	182

INCREASE IN CASH AND CASH EQUIVALENTS	763	929
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,459	2,497

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,222	$3,426

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands)

Reference is made to the financial statements included in the Company’s Annual Report (Form 10-K) filed with the Securities and Exchange Commission for the year ended March 31, 2003.

The financial statements for the periods ended December 31, 2003 and 2002 are unaudited and include all adjustments necessary to a fair presentation of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full year.

OPERATIONS

Under Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company’s operations are treated as one operating segment as it only reports profit and loss information on an aggregate basis to the chief operating decision maker of the Company. Information about the Company’s product sales are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
Product Sales	2003	2002	2003	2002
Reference	$15,996	$14,874	$41,520	$46,913
ROLODEX® Electronics	1,457	2,043	3,915	5,912
eBookMan	97	1,583	306	2,436
Seiko	1,118	—	3,105	—
Other	205	264	681	1,074

Total Sales	$18,873	$18,764	$49,527	$56,335

Approximate foreign sources of revenues including export sales were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
Product Sales	2003	2002	2003	2002
Europe	$4,697	$4,962	$9,887	$10,672
Other International	2,266	1,952	5,053	4,443

For the three and nine month periods ended December 31, 2003 and 2002, no customer accounted for more than 10% of the Company’s revenues.

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

This transaction was accounted for by the purchase method of accounting. The Company will account for the ongoing results of MobiPocket by the equity method of accounting. Through the quarter ended December 31, 2003 the Company recognized income of $56 on its investment in MobiPocket. This amount is included in the caption “Other, net” on the Company’s statement of operations.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS 150), which established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS 150 did not have a material effect on our financial statements.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands)

RESULTS OF OPERATIONS

Three months ended December 31, 2003 compared with three months ended December 31, 2002:

Net Sales

Sales of $18,873 for the quarter ended December 31, 2003, increased by $109 from sales of $18,764 for the same quarter last year. The higher sales in the quarter were primarily attributable to increased reference product sales of $1,122 and revenue of $1,118 from the sales of Seiko® products which the Company began distributing in April 2003. These increases were partially offset by a decline in ROLODEX ® Electronics products sales of $586 and eBookMan closeout sales of $1,486. The increase in reference product sales was mainly due to higher sales in the US Consumer market of $1,112 due to a shift of orders from certain key customers from the second to third fiscal quarters in the current year. At the same time, sales of ROLODEX ® Electronics products to US retailers declined by $568 due to weakness in the electronic organizer market.

Gross Margin

The gross margin percentage increased to 49% of sales in the current quarter from 45% in the quarter ended December 31, 2002 resulting in increased margin dollars of $726. The higher margin percentage is primarily attributable to results of the Company’s European subsidiaries, as their revenue benefited from the strengthening Euro and British pound while their cost of sales remained fixed in US dollars. The margin percentage also improved from a shift in the Company’s sales mix with lower margin ROLODEX ® Electronics and eBookMan products accounting for only 8% of sales in the current quarter compared with 19% in the prior year quarter.

Operating Expenses

Total operating expenses increased slightly to $7,679 in the current quarter from $7,641 in the same period last year. Sales and marketing expense increased to $4,961 (26% of sales) from $4,858 (26% of sales) last year. Decreased advertising expense of $231 in the current quarter was offset by higher personnel costs of $151 and the reversal in the prior year, upon settlement, of a tax accrual related to prior year’s operations in Belgium of approximately $200. Research and development expense increased by $34 to $867 (4.6% of sales) from $833 (4.4% of sales) last year. Higher consulting expense of $108 and increased personnel costs of $88 were substantially offset by an increase in software capitalization of $167 resulting from the reassignment of personnel to the software development function. Total software capitalization for the quarter was $350 of which $302 was related to the Company’s new Unified Architecture project. General and administrative expense decreased by $99 to $1,851 (10% of sales) compared with $1,950 (10% of sales) in the prior year due to lower consulting and legal fees of $116 and $259 respectively offset in part by increased personnel costs of $209.

Interest Expense

Interest expense declined to $137 in the current period from $191 last year because of lower amounts of debt outstanding.

Interest and Investment Income (Loss)/Other Net

Interest and investment income (loss) and other, net combined for a loss of $91 for the quarter ended December 31, 2003 compared with a loss of $68 in the same period last year. The increased loss is primarily the result of increased losses on the Company’s currency hedging program of $76 and lower interest income of $32 offset in part by income of $56 on the Company’s investment in MobiPocket and an increase of $31 in gains on the repatriation of funds from the Company’s foreign subsidiaries.

The Company maintains a program of selling Euros at current rates for future settlement in order to protect the dollar value of sales generated by foreign subsidiaries. Gains or losses on these contracts are offset primarily by the effect of the foreign exchange rate changes on the underlying transactions.

Net Income

Income before income tax for the quarter ended December 31, 2003 increased to $1,330 from $562 in the same period last year primarily due to improved gross margin (reflecting stronger foreign currencies and improved product mix) and lower interest expense. Net income decreased by $140 to $1,388 in the current period from $1,528 in the prior year as the prior year had the benefit of an income tax recovery of $966 while the current year’s quarter benefited from improved gross margin and lower interest expense.

Nine months ended December 31, 2003 compared with nine months ended December 31, 2002:

Net Sales

Sales of $49,527 for the nine months ended December 31, 2003, decreased by $6,808 (12%) from sales of $56,335 for the same period last year. Last year’s sales benefited from revenue of $1,573 from the extension of a three-year software licensing agreement and higher eBookMan closeout sales of $2,130. The remainder of the sales decrease in the nine months ended December 31, 2003 is primarily attributable to lower sales to US retailers of reference and ROLODEX ® Electronics products of $3,814 and $1,972 respectively, partially offset by sales of $3,105 of Seiko® products which the Company began distributing in April 2003.

Gross Margin

While the gross margin percentage for the nine months ended December 31, 2003 increased to 48% of sales from 45% of sales in the prior year, margin dollars decreased by $1,609 to $23,753 in the current year from $25,362 in the prior year. The higher percentage resulted in additional gross margin of $1,456, which was more than offset by the decrease of $3,065 of margin due to the decrease in sales from the prior year. The higher margin percentage is primarily attributable to the Company’s European subsidiaries as their revenues benefited from the strengthening Euro and British pound while their cost of sales remained fixed in US dollars.

Operating Expenses

Total operating expenses decreased by $743 to $20,650 in the nine months ended December 31, 2003 from $21,393 in the prior year. Sales and marketing expense decreased by $370 to $13,285 (27% of sales) from $13,655 (24% of sales) as variable selling expenses such as commissions, cooperative advertising and freight decreased by $164, $442 and $273 respectively due to lower sales and consulting expense decreased by $98 due primarily to higher market research expense in the prior year. These decreases were partially offset by higher trade advertising and promotions of $140 and higher personnel costs of $277 in the current year. In addition, the prior year benefited from the reversal, upon settlement, of a tax accrual related to prior year’s operations in Belgium of approximately $200. Research and development expense for the nine months ended December 31, 2003 declined by $106 from $2,376 (4% of sales) to $2,270 (5% of sales) due to the reassignment of personnel to the software development function which increased software capitalization by $712 to $1,261 of which $762 related to the Company’s new Unified Architecture project. The higher software capitalization was partially offset by an actual spending increase of $604 primarily due to higher personnel costs of $323 and increased consulting expense of $301. General and administrative expense decreased by $267 to $5,095 (10% of sales) compared with $5,362 (10% of sales) in the prior year due to lower consulting expense of $259 (primarily related to the Company’s ERP system), lower legal expense of $297 and reduced travel expense of $128 offset in part by increased personnel cost of $444.

Interest Expense

Interest expense declined to $403 in the current period from $594 last year because of lower amounts of debt outstanding and a reduction in interest rates.

Interest and Investment Income (Loss)/Other Net

Interest and investment income (loss) and other net combined for a loss of $322 compared with a loss of $97 in the same period last year. The current year loss is due primarily to a loss of $560 on the Company’s currency hedging program partially offset by gains of $148 on the repatriation of funds from the Company’s foreign subsidiaries and income of $56 from the Company’s 25% investment in MobiPocket. The prior year loss included a loss on hedging of $627 which was partially offset by interest income of $266 on income tax refunds, gains of $137 on the repatriation of funds from the Company’s foreign subsidiaries and a gain of $100 on the Company’s sale of its controlling interest in VPTI.

The Company maintains a program of selling Euros at current rates for future settlement in order to protect the dollar value of sales generated by foreign subsidiaries. Gains or losses on these contracts are offset primarily by the effect of the foreign exchange rate changes on the underlying transactions.

Net Income

Income before income tax decreased to $2,378 from $3,278 in the prior year primarily due to the inclusion in the prior year of $1,377 of software licensing margin, interest income of $266 on tax refunds and a gain of $100 on the Company’s sale of its controlling interest in VPTI offset in part by lower operating expenses of $743, improved gross margin percentage and reduced interest expense. Net income decreased to $2,415 in the current period from $4,244 in the prior year as the prior year benefited from an income tax recovery of $966 in addition to the items previously mentioned.

Changes in Financial Condition

Accounts receivable increased by $5,758 to $12,337 on December 31, 2003 from $6,579 on March 31, 2003 primarily because of a seasonal increase in sales of $9,616 during the December 2003 quarter compared with the March 2003 quarter. Inventory decreased by $2,109 to $9,900 on December 31, 2003 from $12,009 on March 31, 2003 due primarily to the implementation of the Company’s planned inventory reduction program. Compared with December 31, 2002, inventory decreased by $2,076. Accounts payable and the balance of the Company’s borrowings under its credit facility increased by $1,133 and $1,076 respectively, from March 31, 2003 because of seasonal inventory and cash requirements.

Liquidity and Capital Resources

The Company has a $25,000 secured financing facility with a commercial lender which expires on December 7, 2004. Borrowings under the revolving credit facility bear interest at the bank’s prime rate (4.0% at December 31, 2003) plus ¾% and the real property and equipment advances under the facility in the amount of $3,346 bear interest at the rate of prime plus 1½%. The facility contains certain financial covenants and restrictions on indebtedness, dividend payments, business combinations and other similar matters. As of December 31, 2003 no amounts were available for payment of dividends. Borrowings are collateralized by substantially all assets of the Company. As of December 31, 2003 the Company had an aggregate outstanding balance of $7,210 under the facility and remains in compliance with all covenants.

The Company relies primarily on its revolving credit facility to supplement operating cash flow to meet its financing needs. The amount of credit available under the facility at any time is based upon a formula applied to the Company’s accounts receivable, inventory, real estate, and certain capital equipment. As of December 31, 2003, there was credit available of $12,431, of which $7,210 was drawn down and $5,221 was available. The Company’s credit availability and borrowings under the facility fluctuate during the year because of the seasonal nature of the business. During the nine months ended December 31,

2003, maximum availability and borrowings under the facility approximated $17,000 and $11,000 respectively. The Company does not have any significant capital leases and anticipates that depreciation and amortization for fiscal 2005 will exceed planned capital expenditures.

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

As of December 31, 2003 (the end of the period covered by this report), the Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including the Company’s subsidiaries) required to be included in periodic reports filed under the Securities Exchange Act of 1934.

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

No change occurred in the Company’s internal controls concerning financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

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

ROLODEX® is a registered trademark of Berol Corporation, a subsidiary of Newell Rubbermaid, Inc. Seiko® is a registered trademark of Seiko, Inc.

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

* Filed herewith

(b) Reports on Form 8-K

The Company filed a Form 8-K on November 12, 2003, in connection with a press release dated November 7, 2003 announcing earnings for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

Date: February 13, 2004	/s/ Barry J. Lipsky

Barry J. Lipsky President and Chief Executive Officer (Duly Authorized Officer)

Date: February 13, 2004	/s/ Arnold D. Levitt

Arnold D. Levitt Senior Vice President Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)