Form 10-K
period 2004-03-31
FRANKLIN ELECTRONIC PUBLISHERS INC
filed 2004-06-29
CIK 356841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File No. 0-14841

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	22-2476703
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Franklin Plaza, Burlington, New Jersey	08016-4907
(Address of principal executive offices)	(Zip Code)

(609) 386-2500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Common Stock, par value $.01

Securities registered pursuant Section 12(g) of the Exchange Act:

None

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

As of June 15, 2004 approximately 8,012,000 shares of common stock of the registrant were outstanding and the aggregate market value of common stock held by non-affiliates was approximately $23,700,000.

The registrant’s Proxy Statement for its 2004 annual meeting of shareholders is hereby incorporated by reference into Part III of this Form 10-K.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

INDEX TO ANNUAL REPORT ON FORM 10-K FILED WITH

THE SECURITIES AND EXCHANGE COMMISSION

YEAR ENDED MARCH 31, 2004

ITEMS IN FORM 10-K

This 2004 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent and belief or current expectations of Franklin and its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, the timely availability and acceptance of new electronic books, organizers, and other electronic products, changes in technology, the impact of competitive electronic products, the management of inventories, Franklin’s dependence on key licenses, titles and products, Franklin’s dependence on third party component suppliers and manufacturers, including those that provide Franklin-specific parts, and other risks and uncertainties that may be detailed herein, and from time-to-time, in Franklin’s other reports filed with the Securities and Exchange Commission. Franklin undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I

ITEM 1.    BUSINESS

Franklin Electronic Publishers, Incorporated (“Franklin” or the “Company”) designs, develops, publishes and distributes electronic information on handheld devices, memory media cards, and via internet downloads.

The Company believes it is one of the world’s largest designers, developers and publishers of electronic reference books, having sold more than thirty-two million handheld devices since 1986. The Company’s handheld devices are battery-powered platforms with screen displays that incorporate the text of a reference work, such as a dictionary. The Company owns or has licenses to publish in electronic format more than one hundred core reference titles, including monolingual and bilingual dictionaries (such as Merriam-Webster’s Collegiate® Dictionary), the Holy Bible, encyclopedias (such as the Britannica® Concise Encyclopedia), entertainment-oriented publications (such as The Official Scrabble® Dictionary), and educational and medical publications. In addition, the Company owns or has licenses to distribute in electronic format either directly or through third parties, more than seventeen thousand titles, including reference works and general literature, via internet download.

The Company marketed its first handheld reference device, the Spelling Ace® spelling corrector, in 1986. The Company believes that the Spelling Ace device was one of the first electronic books marketed in the United States. Beginning in 1987, Franklin began marketing increasingly sophisticated electronic versions of thesauruses and dictionaries and, in 1989, the first handheld electronic version of the Holy Bible. In 1995 the Company introduced a line of updateable handhelds through a proprietary memory card system and in 2003 introduced a PageMark Dictionary™ series as a companion to paper.

In 2001, the Company formed a strategic alliance with Mobipocket, SA of Paris, France, (“MobiPocket”) which had been working on a cross platform solution for providing electronic content in a single file format to all popular portable and desktop devices and in April 2003 the Company purchased a twenty-five percent equity interest in MobiPocket. The Company believes this to be an important alliance, providing for Franklin’s own proprietary, generally lower-priced devices to access more content, and enabling Franklin to leverage its content development and availability to include access to the more than 50,000,000 personal digital assistant platforms, smartphones and hundreds of millions of personal computers already in the market.

The Company was incorporated in 1983 in the Commonwealth of Pennsylvania as the successor to a business commenced in 1981. The Company’s principal executive offices are located at One Franklin Plaza, Burlington, New Jersey 08016-4907, and its telephone number is (609) 386-2500.

COMPETITIVE ADVANTAGES

The Company believes that it has the following competitive advantages:

•	Efficient and Cost-Effective Manufacturing Process. Franklin controls the entire manufacturing process of its products, from design to sale, but does not own actual manufacturing facilities. This “virtual manufacturing” model enables the Company to produce its products in the most cost-effective manner by allowing the Company to outsource the manufacturing and assembly functions to third parties which meet the Company’s cost and quality specifications. In this way, the Company maintains a high degree of flexibility and adaptability in its product sourcing operations with minimal capital invested and, due to the use of multiple factories in various Asian countries, the Company is able to maintain competitive manufacturing costs.

•	Strong Share in Electronic Reference Books. Franklin believes that it is the preeminent company in the handheld electronic reference market in the United States and certain international markets. The Company believes that it has significant market share in North America and Australia, as well as a major presence in Europe and the Middle East. Over the past seventeen years, Franklin has sold more than thirty-two million handheld devices worldwide.

•	Breadth and Strength of Distribution. The Company distributes its products through approximately 45,000 retail outlets in more than fifty countries and through the internet and catalog mailings direct to customers. The Company also uses direct channels to serve multiple markets, such as the professional, educational and customized application markets. In the educational market, the Company’s electronic books are used in tens of thousands of schools throughout the United States. With the success of its electronic Holy Bible, the Company has achieved substantial sales in the spiritual market, with Franklin products currently distributed through Christian-affiliated bookstores and Radio Shack.

•	Technological Leadership in eBooks. Franklin has significant expertise in providing high quality content and functionality through cost-effective hardware designs of electronic information products. The Company designs and has manufactured for its use proprietary microprocessors. The Company’s products combine sophisticated technology with a user-friendly interface designed for convenient and rapid retrieval of data. Franklin’s ability to compress data and to design systems that permit quick and intelligent information retrieval enables it to offer compact products with high functionality. For example, the Company stores the Merriam-Webster’s Collegiate Dictionary, 11th Edition, which fills up thirty-seven megabytes of memory space, into the memory space of only nine megabytes which also includes sophisticated search and retrieval functionality. The Company has been able to manufacture higher performance products at lower cost due in part to declining prices of memory chips. The Company’s vertically integrated research and development effort, devoted to developing both the hardware and software for its products, also enables it quickly to utilize cost-minimizing technologies. As a result, the cost of Franklin’s products to consumers has decreased over the years to prices approaching those of print versions of reference publications, offering consumers added value at attractive price points.

•	Long-standing Relationships and Licenses with Many Top Publishers. The Company has electronic rights to over 100 core reference titles, including several versions of English and bilingual dictionaries, Bibles, and the Oxford Handbook of Clinical Medicine. The Company obtains its licenses from a variety of well-established publishers such as Merriam-Webster, Harper Collins, SEJER (formerly Vivendi Universal) and Ernst Klett International. These licenses are supported by long-standing relationships with the publishers, providing Franklin with a significant competitive advantage. In the past several years the Company has increased the scope of its licenses to publish and/or distribute eBooks to cover over 17,000 titles including titles from well known publishers such as St. Martin’s Press, McGraw Hill, Time Warner, Random House, Harper Collins and others.

BUSINESS STRATEGIES

Franklin was the first, and strives to be the best, in electronic books focusing on linguistic solutions. The Company’s strategy to fulfill that mission is to leverage its leading market position by exploiting the following opportunities:

•	Consumer Driven Product Development and Marketing. While the Company has built strong distribution for its major products, it believes that further opportunities lie in its ability to take a more marketing driven approach to product development. The Company believes a better understanding of its customers will allow it to boost sales, lower costs, accelerate sell through at retail and lead to successful new product introductions. The Company has initiated a new product category management process to further exploit additional opportunities in its core markets including language, language learning, bible, organization and leisure. For example, the Company’s PageMark Dictionary™ has been well-received in the marketplace since its 2003 launch and won top honors in Personal Electronic Design at the Design and Engineering Showcase at the 2004 Consumer Electronics Show. The Company regularly conducts consumer research to better understand its customers’ needs to be able to expand its solution-based product offerings in these markets.

•	Continuing Upgrade of Core Products. The Company’s core product line continues to represent a substantial portion of its revenue. Dictionaries, spell correctors, translators and Bibles have been the Company’s mainstream consumer electronics products. The Company intends to continue to upgrade and enhance its core products.

•	Investment in Marketing. To date, the Company has engaged in limited advertising on the national or local levels and relies heavily on cooperative advertising with its key retailers and on advertising in targeted local markets.

•	Growth in Selected International Markets. The Company has had success in selling its products directly through wholly-owned, local subsidiaries in selected international markets, and through distributors in other markets. The Company anticipates that its international sales will continue to provide a significant portion of its revenues as the “English Learning” market continues to expand on a global basis.

•	Exploitation of OEM and Licensing Opportunities. Original Equipment Manufacturer (“OEM”) opportunities are business agreements pursuant to which the Company develops products, software, and technology for resale or use by its partners. The Company has such agreements in the medical publishing and international markets and will seek to broaden its activities to other markets. The Company believes its OEM business can be expanded as the Company upgrades existing and develops new open system platforms. The Company licenses its technology to preeminent companies such as Adobe Systems, MacroMedia, Ademco (a division of Honeywell), and Mobile Digital Media, a spin-off of Palm, Inc.

•	Use of the Internet to Distribute Handheld Reference Devices and Content. The Company distributes its handheld devices and e-Books on its web page (franklin.com) and other third party websites. The Company has developed Internet-enabled hardware platforms to provide for portable use of content delivered from the Company’s website and other third party websites.

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

•	Inventory Management. The Company’s lead times are necessarily long because of the custom nature of certain components and because most of its components are manufactured, and handheld products are assembled, in Asia. Accordingly, production and procurement planning are critically related to the Company’s anticipated sales volume. Any significant deviation from projected future sales could result in material shortages or surpluses of inventory. Shortages could cause the Company’s distribution base to shrink as customers turn to the Company’s competitors. Inventory surpluses could cause cash flow and other financial problems, which might cause the Company to liquidate inventory at a loss. There can be no assurance that the Company’s forecasts of demand for its products will be accurate. Inaccurate forecasts, or unsuccessful efforts by the Company to cope with surpluses or shortages, could have a material adverse effect on the Company’s business.

•	Changes in Technology. In general, the computer industry, both with respect to software and hardware, is subject to rapidly changing technology. Accordingly, the technology underlying the Company’s products may similarly be subject to change. The introduction of products embodying new technologies and the emergence of new industry standards could exert price pressure on the Company’s existing products or render such products unmarketable or obsolete. The Company’s ability to anticipate changes in technology and industry standards and to develop and introduce new and enhanced products, as well as additional applications for existing products, in each case on a timely and cost-effective basis, will be a critical factor in the Company’s ability to grow and remain competitive. There can be no assurance that technological changes will not materially adversely affect the Company’s business.

•	Competition. The consumer electronics and handheld product markets are highly competitive and characterized by rapid technological advances and the regular introduction of new products or enhancements of existing products. The Company believes it faces various degrees of competition at different price points in these markets. Competitive factors include product quality and reliability, price, performance, marketing and distribution capability, service and reputation. There can be no assurance that companies currently in the consumer electronics or handheld product markets will not enter the markets in which the Company currently sells its products. There can be no assurance that other companies, currently in the consumer electronics industry, will not enter the electronic reference market. Many of such companies have greater capital, research and development, marketing and distribution resources than the Company. If new competitors emerge or the existing market becomes more competitive, the Company could experience significant pressure on prices and margins.

•	Dependence on Key Suppliers. Certain integrated circuits essential to the functioning of the Company’s products are manufactured by a relatively small number of overseas or domestic suppliers. Missed, late or erratic deliveries of custom IC-ROMs and other parts could have a material adverse impact on the timing of new product deliveries as well as the Company’s ability to meet demand for existing products. If any one of the integrated circuit suppliers were unable to meet its commitments to the Company on a timely basis, such failure could have a material adverse effect on the Company’s business.

•

Dependence on Key Licenses and Titles.    The Company depends on licenses from a variety of well-established publishers such as Merriam-Webster, Harper Collins, SEJER, (formerly Vivendi Universal) and Ernst Klett International for the right to distribute over 100 core reference titles, including several versions of English and bilingual dictionaries, Bibles related works, and the Oxford Handbook of Clinical Medicine. If an existing license agreement covering certain of our core reference titles was terminated or not renewed, we would have to develop and introduce alternative or new titles, which could have a negative impact on our results of operations and profitability. Although we cannot guarantee that we will be able to extend the terms of our existing license agreements or that we will be successful in negotiating alternative or new license agreements, our existing licenses are supported by long-standing relationships with the publishers, and to date we have been able to obtain extensions on our existing license agreements or enter into new license agreements

•	Dependence on Key Products. The Company derived 11%, 13%, and 12% of its consolidated revenue for the fiscal years ended March 31, 2004, 2003, and 2002, respectively, from one dictionary product under a license which expires in 2007.

•	Intellectual Property Rights. The Company owns utility and design patents in the United States and elsewhere on its electronic books. There can be no assurance (i) that the claims allowed under any patents will be sufficiently broad to protect the Company’s technology, (ii) that the patents issued to the Company will not be challenged, invalidated or circumvented or (iii) as to the degree or adequacy of protection any patents or patent applications will afford. The Company also claims proprietary rights in various technologies, know-how, trade secrets and trademarks which relate to its principal products and operations, none of which rights is the subject of patents or patent applications in any jurisdiction. There can be no assurance as to the degree of protection these rights may or will afford the Company or that third parties will not obtain patent rights that may be interposed against the Company’s products.

•	International Sales and Currency Fluctuations. The Company expects that international sales will continue to constitute a material portion of the Company’s business. The Company’s international business is subject to various risks common to international activities, including political and economic instability and the need to comply with export laws, tariff regulations and regulatory requirements. There can be no assurance that political or economic instability in any given country or countries will not have an adverse impact on the Company’s overall operations. Because approximately 31% of the Company’s 2004 sales are made in currencies other than the U.S. dollar, the Company is subject to the risk of fluctuation in currency values from period to period. The risk associated with fluctuations in currency values can be expected to increase to the extent the Company expands its international operations. The Company maintains a program of selling Euros at current rates for future settlement in order to protect the dollar value of sales generated by foreign subsidiaries. Gains or losses on these contracts are offset primarily by the effect of the foreign exchange rate changes on the underlying transactions.

PRODUCTS

Electronic Books

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

The Company’s top-of-the-line electronic dictionary is Merriam-Webster’s Speaking Collegiate Dictionary, 11th Edition which is sold for use in BOOKMAN® products and which contains more than 200,000 words with clear and concise definitions, as well as parts of speech, hyphenation points and different word forms (inflections). All of the Company’s electronic dictionaries provide phonetic spelling correction and many provide thesaurus features as well. For example, if a user enters the word “baffled,” the thesaurus will display eleven different synonyms, including “frustrated,” “disappointed” and “foiled.”

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

The Company’s line of products also includes bilingual dictionaries. Each contains more than 200,000 words in both English and either Spanish, French, German, Arabic or Hebrew, and each provides complete translations, definitions, verb conjugations and a gender guide, and plays a variety of language learning games to help teach the language. The Spanish/English dictionary is marketed in versions with and without speech synthesis for both Spanish and English words. Many of the other bilingual dictionaries are equipped with speech synthesis for the English words. The Company currently markets a French/German dictionary and bilingual dictionaries for several other languages, including other language pairs that do not include English, such as German/Italian and French/Spanish.

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

Children’s Products

Since 1990, the Company has successfully sold children’s versions of its reference products. In 1997, the Company introduced a new line of children’s products which includes the Homework Wiz electronic dictionary with a text-to-speech voice synthesizer enabling the product to speak words and definitions.

The Holy Bible

Franklin’s electronic Holy Bible is a handheld edition of the entire text of the Holy Bible, which allows for retrieval of text by searches based on single words, word groups or synonyms. For example, a search for the words “valley” and “shadow” will retrieve the Twenty-third Psalm. Because of its built-in ability to conduct full-text word searches, the Franklin Bible is a fully automated concordance. The Company sells the Bible on its BOOKMAN platform and on cards designed for use with its BOOKMAN platform as well as other formats. The Company sells both the King James and the New International versions of the Bible as well as a Bible Dictionary and Bible Concordance.

Entertainment Titles

The Company sells a variety of crossword puzzle solvers in both U.S. and British English, which provide correct spelling for over 250,000 words and phrases from Merriam-Webster’s Official Crossword Puzzle Dictionary for use by word puzzle enthusiasts. In 2004, the Company began to sell a new handheld version of the Official Scrabble® Players Dictionary. In 2005, the Company plans to sell backgammon, some casino style games, and a Jokebook to a third party OEM customer.

Seiko® Products

In April 2003, the Company began to distribute handheld reference products in North America under the Seiko® trademark. The Company currently distributes eight Seiko products, primarily dictionaries and translators. In June 2004, the Company entered into agreements with Seiko Instruments, Inc. (“SII”), for SII to distribute Franklin branded reference products in Asia and for the Company to distribute Seiko branded reference products in Europe and Australia. The Company and SII have also agreed to work together to establish common development architectures. The Company intends to begin distribution of those products in the European

Community in 2005 and Australia in 2004. The agreements provide for SII to purchase from Franklin a minimum of $20,000,000 in Franklin reference products for the Japanese markets over a five year period commencing in the summer of 2005.

The agreements also provide for Franklin to continue purchasing Seiko® reference products for distribution in North America for the five years ending March 31, 2009 with a minimum purchase guarantee of $14,000,000 during the period. For the fiscal year ended March 31, 2004, the Company purchased $2,734,000 of Seiko® reference products.

International Titles

The Company has developed and produced British English versions of its American English electronic reference products for international markets, particularly the United Kingdom and Australia. The Company has monolingual electronic reference products for the French market and bilingual products for the German-speaking market. The Company has omnibus agreements for publishing electronic reference products with two major European publishers, Ernst Klett International and SEJER, formerly Vivendi Universal, under which Franklin has developed titles in handheld electronic platforms and ROM cards. Vivendi Universal publishes dictionaries, thesauruses, encyclopedias and other works under the following well known trademarks: Le Robert, Larousse and Chambers.

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

Translators

The Company has developed and sells a line of handheld two way translator devices that incorporate a comprehensive list of English words and phrases useful to the traveler, with translations for each word and phrase in one or more of the following languages: Spanish, French, German, Italian, and a variety of Eastern European and Asian languages. Translations are provided by these devices either visually on a display screen or by audible output.

Internet Enabled Content

The Company offers 17,000 titles including versions of certain reference works from its website, franklin.com, for downloading to its own handheld devices and those using the Palm OS operating system, Pocket PC Windows CE operating system, and Symbian operating system.

RESEARCH AND DEVELOPMENT

The Company has a group of approximately thirty-six persons that perform research and development relating to new electronic products as well as improvements to existing products. The Company focuses its hardware development efforts on creating new platforms.

The Company maintains a full-time internal development group of hardware and software engineers dedicated to the critical function of developing proprietary microprocessors and VLSIs that integrate the Company’s proprietary microprocessor or general purpose microprocessors and custom design circuits for electronic products. Through this extensive effort, the Company is able to reduce the cost of components for its platforms and cards on an ongoing basis. The Company regularly engages in programs to redesign its platforms and to develop new VLSIs for its products. The Company relies on its team of software engineers to develop new products and has also contracted for software development work in Europe, Russia, India and the Far East.

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

The Company utilizes its office in Hong Kong to facilitate component procurement, manufacturing, and quality control. On-site quality control inspection of electronic products is conducted by its employees in China, Malaysia and Thailand. The Company’s products are generally shipped at the Company’s expense to its facility in New Jersey, where the Company maintains inspection, quality control, warehousing and repair operations for distribution in the United States, and to similar facilities in Europe and elsewhere for its foreign operations.

SALES AND MARKETING

Franklin’s products are marketed domestically through the Company’s own sales and marketing force, through independent sales representative organizations, which are supervised by the Company’s internal sales department, and through third party alliances.

Consumer Sales

Franklin’s products are sold in approximately 30,000 retail establishments in the United States. These are comprised of mass market retailers, discount chains, bookstores, independent electronic stores, department stores and catalog companies such as The Sharper Image, Brookstone, and Heartland. The Company mails approximately 1,700,000 print catalogs each year to consumers and educational buyers for mail order sales. Consumers can also order products directly from Franklin by calling 1-800-BOOKMAN or by visiting the Company’s website at franklin.com. The Company sells through several large retail chains, including Radio Shack, Staples, Wal-Mart, Office Depot, Target, Office Max, Rite Aid, and Best Buy.

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

OEM Markets and Licensing Efforts

The Company produces custom products for and licenses technologies to third parties. The Company has developed custom products including a speaking version of the alMawrid, an Arabic-English bilingual dictionary for sale in the Middle East and an Oxford English-Hebrew Dictionary. The Company continues to pursue opportunities for custom versions of its products. The Company also licenses its technology to preeminent companies such as Adobe Systems, MacroMedia, Ademco (a division of Honeywell), and Mobile Digital Media, a spin-off of Palm, Inc.

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

Franklin owns certain trademark rights, including “Franklin®”, “BOOKMAN®”, “Spelling Ace®”, “Wordmaster®”, “Next Century®” and “Language Master” and has an exclusive license for the mark ROLODEX® Electronics in the United States and various foreign countries.

Copyrights to certain word lists incorporated in the Company’s electronic books are the property of the Company’s licensors. The Company owns copyrights in certain programs, word lists, and algorithms used in its electronic books.

COMPETITION

The Company is the market leader in the United States for handheld reference books. The Company faces various degrees of competition at different price points in the United States consumer market. The Company has a leading position in the European market where its main competitors include Lexibook, Hexaglot, Casio, Sharp and Seiko.

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

A number of prominent electronics manufacturers, including Palm, Sony, Sharp Electronics, Casio, and Royal, market palmtop personal organizer products, personal digital assistants, electronic books, computer peripherals, or general usage personal computers that offer varying degrees of electronic reference capabilities and personal information management functions. Many competitors in this market have greater capital, research and development, marketing and distribution resources than the Company and there can be no assurance that the Company can successfully compete in this market

EMPLOYEES

As of June 4, 2004, the Company employed approximately 145 persons in the United States, 27 persons in Asia, and 44 persons in international sales and marketing subsidiaries. None of the Company’s employees is represented by a union. The Company believes its relations with its employees are satisfactory.

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

ITEM 3.    LEGAL PROCEEDINGS

In October 2003, the Company settled the litigation in Belgium brought one year earlier that was based on a third party claim against its local operating subsidiary relating to the sale of certain products incorporating medical databases. The claimant had asked for injunctive relief and damages approximating 2.8 million euros. As a result of the settlement, all claims against the Company and its operating subsidiary have been released without payment of any settlement amount by the Company and the claimant has agreed to pay 14,950 euros to the Company in consideration for the Company’s provision of four quarterly updates to such medical databases.

The Company is subject to other litigation from time to time arising in the ordinary course of its business. The Company does not believe that any such litigation is likely, individually or in the aggregate, to have a material adverse effect on the financial condition of the Company.

ITEM 4.    SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

NONE

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the American Stock Exchange (the “AMEX”) under the symbol “FEP.” The following table sets forth the range of the high and low closing sales prices as reported by the AMEX, as applicable, for the last two fiscal years:

	Sales
Quarter Ended	High	Low
June 30, 2002	2.23	1.20
September 30, 2002.	1.55	.90
December 31, 2002	2.73	1.10
March 31, 2003	2.92	1.63

June 30, 2003	4.52	1.95
September 30, 2003.	5.05	2.74
December 31, 2003	3.97	2.65
March 31, 2004	4.44	3.10

The approximate number of holders of record of the common stock as of June 15, 2004 was 770.

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

	Year Ended March 31,
	2004	2003	2002	2001	2000
Statements of Operations Data
Sales	$61,836	$65,592	$71,025	$79,966	$97,078
Cost of Sales	32,306	35,963	41,962	46,089	61,223
Write-down of eBookMan Inventory and Product Costs	—	—	8,622	—	—

Gross Margin	29,530	29,629	20,441	33,878	35,855

Expenses:
Sales and marketing	17,166	17,098	22,253	18,556	21,397
Research and development	3,224	3,385	4,529	4,537	4,215
General and administrative	6,980	7,011	7,170	7,779	11,746
Trademark Impairment	—	—	11,147	—	—

Total operating expenses	27,370	27,494	45,099	30,872	37,358

Operating Income (Loss)	2,160	2,135	(24,658)	3,005	(1,503)
Interest expense, net	(452)	(484)	(1,259)	(1,500)	(2,731)
Other, net	103	(263)	(719)	(591)	(1,162)
Gain on Sale of REX	—	—	—	—	8,072

Income (Loss) Before Income Taxes	1,811	1,448	(26,636)	914	2,676
Income Tax (Benefit) Provision	159	(853)	—	—	—

Net Income (Loss)	$1,652	$2,301	$(26,636)	$914	$2,676

Preferred Stock Dividend	426	386	267	—	—

Net Income (Loss) Applicable to Common Stockholders	$1,226	$1,915	$(26,903)	$914	$2,676

Net Income (Loss) Per Share:
Basic	$0.15	$0.24	$(3.38)	$0.12	$0.34

Diluted	$0.15	$0.23	$(3.38)	$0.11	$0.34

Weighted Average Shares:
Basic	7,970	7,948	7,948	7,922	7,861

Diluted	8,355	8,178	7,948	8,217	7,931

	At March 31,
	2004	2003	2002	2001	2000
Balance Sheet Data
Working Capital	$6,943	$11,661	$12,255	$26,871	$20,777
Total Assets	43,115	44,814	47,302	80,028	70,060
Long-term Liabilities	1,258	7,442	11,550	13,947	11,690
Shareholders’ Equity	28,668	26,725	24,308	50,278	46,138

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands)

Overview

Franklin Electronic Publishers, Incorporated (“Franklin” or the “Company”) designs, develops, publishes and distribute electronic information on handheld devices, memory media cards, and via internet downloads.

Pretax income for the year ended March 31, 2004 increased to $1,811 from $1,448 in the prior year mainly due to improved gross margins and lower interest expense. Net income was $1,652, or $.15 per share, for the year ended March 31, 2004, compared with net income of $2,301, or $.24 per share, in the prior year. Prior year net income included $966 from the recovery of taxes from the previous year.

For the year ended March 31, 2003, net income was $2,301, or $.24 per share, which included $1,377 from the extension of a three-year software licensing agreement, $966 from a recovery of prior year taxes, and $700 from legal settlements offset by legal expenses of approximately $900, $510 of severance accruals, $482 of depreciation and amortization related to the Company’s new computer system, and a loss of approximately $600 in the Company’s Mexican subsidiary.

For the year ended March 31, 2002, the Company incurred a net loss of $26,636, or $3.38 per share. The 2002 loss resulted primarily from a loss of $14,825 from the Company’s eBookMan® operations, including a write down of inventory and certain other assets of $9,900, a non cash charge of $11,147 for impairment of the value of the ROLODEX® Electronics trademark, severance accruals of $478, consolidation and restructuring costs of European subsidiaries of $510, and a prior year tax assessment in a Belgian subsidiary of $286.

Results of Operations

The following table summarizes the Company’s historical results of operations as a percentage of sales for fiscal years 2004, 2003, and 2002 (in thousands):

	Year Ended March 31,
	2004	2003	2002
Sales:
Domestic	$42,632	$47,301	$46,657
International	19,204	18,291	24,368

Total Sales	$61,836	$65,592	$71,025

As a Percentage of Total Sales
Domestic	68.9%	72.1%	65.7%
International	31.1	27.9	34.3

Sales	100.0	100.0	100.0
Cost of Sales	52.2	54.8	71.2
Gross Margin	47.8	45.2	28.8

Expenses:
Sales and Marketing	27.8	26.1	31.3
Research and Development	5.2	5.2	6.4
General and Administrative	11.3	10.7	10.1
Trademark Impairment	—	—	15.7

Total operating expenses	44.3	42.0	63.5

Operating Income (Loss)	3.5	3.3	(34.7)
Interest expense	(0.7)	(0.6)	(1.8)
Other, net	0.2	(0.4)	(1.0)

Income (Loss) Before Income Taxes	2.9	2.2	(37.5)
Income Tax (Benefit) Provision	0.3	(1.3)	—

Net Income (Loss)	2.7	3.5	(37.5)

Preferred stock dividend	(0.7)	(0.6)	(0.4)
Net income (loss) applicable to common stock	2.0%	2.9%	(37.9)%

Year Ended March 31, 2004 Compared With Year Ended March 31, 2003

Sales of $61,836 for the year ended March 31, 2004 decreased by $3,756, (5.7%) from sales of $65,592 in the prior year. Last year’s sales benefited from revenue of $1,573 from the extension of a three-year software licensing agreement and eBookMan closeout sales that were $2,210 higher than the current year sales. The remainder of the sales decrease in the twelve months ended March 31, 2004 is primarily attributable to lower sales to US retailers of reference and ROLODEX® Electronics products of $2,180 and $2,130 respectively, partially offset by sales of $3,844 of Seiko® products which the Company began distributing in April 2003.

While the gross margin percentage for the year ended March 31, 2004 increased to 48% of sales from 45% of sales in the prior year, margin dollars decreased by $99 to $29,530 in the current year from $29,629 in the prior year. The higher percentage resulted in additional gross margin of $1,598, which was more than offset by the decrease of $1,697 of margin due to the decrease in sales from the prior year. The higher margin percentage is primarily attributable to the Company’s European subsidiaries as their revenues benefited from the strengthening Euro and British pound while their cost of sales remained fixed in US dollars.

Total operating expenses for the year ended March 31, 2004 decreased by $124 to $27,370 from $27,494 in the prior year. Sales and marketing expense increased by $68 to $17,166 (28% of sales) from $17,098 (26% of sales). Variable selling expenses such as commissions, cooperative advertising and freight decreased by $160, $252 and $253 respectively due to lower sales and consulting expense decreased by $78 due primarily to higher market research expense in the prior year. These decreases were partially offset by higher trade advertising and promotions of $143 and higher personnel costs of $460 in the current year. The increased personnel costs were due in part to an increase of $178 in the cost of medical benefits over the prior year. In addition, the prior year benefited from the reversal of approximately $200, upon settlement, of a tax accrual related to fiscal 2002 operations in Belgium. Research and development expense for the year ended March 31, 2004 declined by $161 from $3,385 (5% of sales) to $3,224 (5% of sales) due to the reassignment of personnel to the software development function which increased software capitalization by $911 to $1,643 of which $626 related to the Company’s new Unified Architecture project. The higher software capitalization was partially offset by an actual spending increase of $751 primarily due to higher consulting expense of $319 and increased personnel costs of $516 due in part to higher medical benefit costs of $121. General and administrative expense decreased by $31 to $6,980 (11% of sales) compared with $7,011 (11% of sales) in the prior year. Lower consulting expense of $196 (primarily related to the Company’s ERP system), lower legal expense of $653 and reduced travel expense of $103 were partially offset by increased medical benefit costs of $157 and higher bad debt expense $123. In addition, the prior year benefited from $700 of legal settlements.

Interest expense, net was $452 for the year ended March 31, 2004 compared with $424 in the prior year. Interest expense decreased to $484 from $721 in the same period last year because of lower amounts of debt outstanding and a reduction in interest rates, while the prior year benefited from interest income of $266 on income tax refunds.

Other, net was a gain of $103 in the current year compared with a loss of $263 in the prior year. The current year consisted of a loss on the Company’s hedging program of $467 which was more than offset by a gain of $483 related to the current and anticipated repatriation of funds from the Company’s foreign subsidiaries and equity income of $87 on the Company’s 25% investment in MobiPocket. The loss of $262 in the prior year was due to a loss of $694 on the Company’s hedging program partially offset by gains of $319 on the repatriation of funds from the Company’s foreign subsidiaries and a gain of $100 on the Company’s sale of its controlling interest in VPTI.

The Company maintains a program of selling Euros at current rates for future settlement in order to protect the dollar value of sales generated by foreign subsidiaries. Gains or losses on these contracts are offset primarily by the effect of the foreign exchange rate changes on the underlying transactions.

Year Ended March 31, 2003 Compared With Year Ended March 31, 2002

Sales of $65,592 for the year ended March 31, 2003 decreased by $5,433 (7.6%) from sales of $71,025 in the prior year. The decrease is primarily attributable to a decrease of $4,924 in worldwide ROLODEX® Electronics sales and lower reference product sales of $1,322 in the US and $907 in Germany. These declines were partially offset by revenue of $1,573 from the extension of a three-year software licensing agreement. The decline in ROLODEX Electronics sales was due in part to the absence of hypermarket sales in Germany (approximately $2,000 in the prior year) and a decline in US sales of $2,112 because of weakness in the organizer market. Overall sales were impacted by the soft consumer economy, which was affected by the war in Iraq and unusually poor weather.

Gross margin increased to $29,629, or 45% of sales, from $20,441, or 29% of sales, in the prior year. The increase in gross margin was primarily due to the inclusion in fiscal 2002 of provisions for eBookMan inventory, related product costs and price protection totaling $9,052 (12%). The gross margin in fiscal 2003 benefited from the extension of a three-year software licensing agreement that had a margin of $1,377, or 88%, and a more favorable sales mix, with higher margin reference products comprising 83% of sales in the year ended March 31, 2003 compared with 79% of sales in the prior year. These gains were partly offset by lower sales, which reduced gross margin by approximately $2,400.

In the year ended March 31, 2002, the Company recorded a non-cash charge of $11,147 for the impairment in the value of its ROLODEX trademark (see note 2). Without regard to this charge, operating expenses for the year ended March 31, 2003 decreased by $6,458 to $27,494 from $33,952 in the prior year.

Sales and marketing expense decreased by $5,155 to $17,098 (26% of sales) from $22,253 (31% of sales) primarily because of a reduction in expenses for the eBookMan product line of $3,156 in fiscal 2003, a decrease in commission expense of $359, lower market development advertising of $483, lower staffing costs of $453 due primarily to severance expense in the prior year and reduced amortization expense of $389 as a result of the adoption of FASB 142, Goodwill and Other Intangible Assets (see note 7). Research and development expense decreased by $1,144 from $4,529 (6% of sales) to $3,385 (5% of sales). The decrease resulted from lower research and development expenditures of $1,434 in support of the eBookMan product line, partially offset by higher personnel costs of $353 in fiscal 2003. General and administrative expense decreased to $7,011 (11% of sales) compared with $7,170 (10% of sales) in the prior year primarily resulting from lower expenses of $475 relating to eBookMan and expenses of $543 recorded in prior year related to the reorganization of the Company’s European subsidiaries. These decreases were offset in part by increased depreciation and amortization of $482 relating to the Company’s new ERP system increased legal fees of $738 offset by the Company’s recovery of approximately $700 and higher staffing costs $225. The increased staffing costs resulted mainly from increased severance charges in fiscal 2003 of $436 offset in part by lower staffing costs of $233 at the Company’s European subsidiaries.

Interest expense, net decreased to $424 from $1,259 in fiscal 2002 because of lower amounts of debt outstanding and a reduction in interest rates paid as all of the Company’s borrowings in the 2003 fiscal year were under its secured financing facility with an average interest rate of 6% while $10,404 of prior year debt consisted of Senior Notes with an interest rate of 12 1/2%.

Other, net was a loss of $263 for the year ended March 31, 2003 compared with a loss of $719 in the prior year. The loss of $263 consisted of a loss of $694 on the Company’s hedging program which was partly offset by recognized gains of $319 on the repatriation of funds from the Company’s foreign subsidiaries and a gain of $100 on the sale of the Company’s approximately 82% interest in Voice Powered Technology, Inc. The prior year loss of $719 consisted primarily of a loss on the Company’s hedging program of $91 and a loss on the repatriation of funds from the Company’s foreign subsidiaries of $604.

The Company maintains a program of selling Euros at current rates for future settlement in order to protect the dollar value of sales generated by foreign subsidiaries. The loss realized on the program is offset by higher revenue in dollars from the Company’s European sales.

Inflation and Currency Transactions

Inflation had no significant effect on the operations of the Company for the three years ended March 31, 2004. However, competitive pressures and market conditions in the future may limit the Company’s ability to increase prices to compensate for general inflation or increases in prices charged by suppliers.

The Company’s operating results may be affected by fluctuations in currency exchange rates. During the years ended March 31, 2002, 2003 and 2004, the Company entered into several foreign exchange forward contracts with financial institutions to limit its exposure to currency fluctuation loss on sales made by its European subsidiaries.

Seasonality

The Christmas selling season (October, November and December) and the “back to school” season (August to mid-September) are the strongest selling periods at retail for the Company’s products.

The following table sets forth unaudited net sales for each of the Company’s last twelve fiscal quarters:

	Quarter Ended June 30	Quarter Ended September 30	Quarter Ended December 31	Quarter Ended March 31
		(dollars in thousands)
Fiscal 2004	$14,983	$15,671	$18,873	$12,309
Fiscal 2003	16,517	21,054	18,764	9,257
Fiscal 2002	16,009	18,714	23,284	13,018

Future Income Tax Benefits

The Company has income tax benefits of $18,352 which can be utilized against future earnings and has provided an income tax valuation allowance of $12,652 against these tax assets. The remaining $5,700 balance represents the amount that the Company believes that it can reasonably expect to utilize in the foreseeable future.

Changes in Financial Condition

Accounts receivable increased by $531 to $7,110 on March 31, 2004 from $6,579 on March 31, 2003 primarily because of an increase in sales of $3,052 during the March 2004 quarter compared with the March 2003 quarter. Inventory decreased by $3,602 to $8,407 on March 31, 2004 from $12,009 on March 31, 2003 due primarily to the implementation of the Company’s inventory reduction program. The balance of the Company’s borrowings under its credit facility decreased by $3,759 from March 31, 2003 as the cash generated from operations was used to pay down the outstanding balance.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $2,217 and borrowings under its credit facility of $2,375 million at March 31, 2004 compared with $1,459 and $6,134 respectively at March 31, 2003.

During the year ended March 31, 2002, the Company paid all of its 12 1/2% Senior Notes outstanding in the amount of $10.4 million.

In December 1999, the Company entered into a $25,000 secured financing facility which originally was scheduled to expire on December 7, 2002. In January 2002 the maturity of the secured financing facility was extended to December 7, 2004. Borrowings under the revolving credit facility bear interest at the bank’s prime rate (4.0% at March 31, 2004) plus ¾%, and the real property and equipment advances under the facility in the amount of $3,208 bear interest at the rate of prime plus 1 1/2%. The facility contains certain financial covenants and restrictions on indebtedness, dividend payments, business combinations, and other related items. As of March 31, 2004, no amounts were available for paying dividends. Borrowings are collateralized by substantially all assets of the Company. As of March 31, 2004, the Company had an aggregate outstanding balance of $2,375 under the secured financing facility consisting of the real property and equipment loans of $3,208 reduced by a debit balance of $833 in the revolving credit facility, and is in compliance with all covenants. During the year ended March 31, 2004, the Company paid down $3,759 of the secured financing facility. The Company is currently considering proposals from several institutional lenders to replace its financing facility before its December expiration.

The Company relies primarily on its revolving credit facility to supplement operating cash flow to meet its financing needs. The amount of credit available under the facility at any time is based upon a formula applied to the Company’s accounts receivable, inventory, real estate, and certain capital equipment. As of March 31, 2004, there was credit available of $9,656, of which $2,375 was drawn down and $7,281 was available. The Company’s credit availability and borrowings under the facility fluctuate during the year because of the seasonal nature of the business. During the year ended March 31, 2004, maximum availability and borrowings under the facility approximated $16,800 and $10,500 respectively. The Company does not have any significant capital leases and anticipates that depreciation and amortization for fiscal 2005 will exceed planned capital expenditures.

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

eBookMan assets—The Company reviewed its eBookMan assets relative to historical and economic factors and industry trends during the year ended March 31, 2002. In that year the Company recorded a write-down of eBookMan assets in the amount of $9,874. As of March 31, 2002, 2003 and 2004, the Company had remaining inventory of eBookMan products with a carrying value of approximately $1,500, $319 and $71 respectively. All other assets pertaining to eBookMan have been written off.

Asset Impairment—In assessing the recoverability of the Company’s fixed assets, goodwill and other non-current assets, the Company considers changes in economic conditions and makes assumptions regarding estimated future cash flows and other factors. During the year ended March 31, 2002, the Company recorded a charge for impairment in value of its ROLODEX® Electronics trademark of $11,147.

The Company adopted SFAS No. 142 at the beginning of April 2002 for all goodwill and other intangible assets recognized in the Company’s statement of financial position as of April 1, 2002. This standard changes the accounting for goodwill from an amortization method to an impairment-only approach and introduces a new model for determining impairment charges. The Company’s intangible assets are carried at the lower of cost less amortization through March 31, 2002, or fair value as of March 31, 2004. The implementation of this standard reduced amortization expense by $300 for the year ended March 31, 2004. The Company no longer amortizes goodwill.

Contractual Obligations

The table below lists the Company’s contractual obligations as of March 31, 2004.

	Payment due by period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Short-term debt obligations	$2,375	$2,375	—	—	—
Capital lease obligations	8	7	$1	—	—
Operating lease obligations	1,335	485	660	$190	—
Purchase obligations	9,523	9,523	—	—	—
Other Long-term	1,298	40	80	80	$1,098

Total	$14,539	$12,430	$741	$270	$1,098

The purchase obligations consist primarily of purchase orders for inventory used in the Company’s normal course of business.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on the Company’s Borrowing under its secured financing facility fluctuates with the prime rate. A variation of 1% in the prime rate during the year ended March 31, 2004 would have affected the Company’s earnings by approximately $65,000.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Directors of

Franklin Electronic Publishers, Incorporated

Burlington, New Jersey 08016

We have audited the accompanying consolidated balance sheets of Franklin Electronic Publishers, Incorporated and subsidiaries as of March 31, 2004 and March 31, 2003 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years ended March 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklin Electronic Publishers, Incorporated and subsidiaries as of March 31, 2004 and March 31, 2003, and the results of its operations and cash flows for each of the three years ended March 31, 2004 in conformity with U.S. generally accepted accounting principles.

/s/    RADIN, GLASS & CO., LLP

Certified Public Accountants

New York, New York

May 17, 2004

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except for per share data)

	Year Ended March 31,
	2004	2003	2002
SALES	$61,836	$65,592	$71,025
COST OF SALES	32,306	35,963	41,962
WRITE-DOWN ON EBOOKMAN INVENTORY	—	—	8,622

GROSS MARGIN	29,530	29,629	20,441

EXPENSES:
Sales and marketing	17,166	17,098	22,253
Research and development	3,224	3,385	4,529
General and administrative	6,980	7,011	7,170
Trademark write-down	—	—	11,147

Total operating expenses	27,370	27,494	45,099

OPERATING INCOME (LOSS)	2,160	2,135	(24,658)
Interest expense, net	(452)	(424)	(1,259)
Other, net	103	(263)	(719)

INCOME (LOSS) BEFORE INCOME TAXES	1,811	1,448	(26,636)
INCOME TAX (BENEFIT) PROVISION (Note 13)	159	(853)	—

NET INCOME (LOSS)	$1,652	$2,301	$(26,636)
PREFERRED STOCK DIVIDEND	426	386	267

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$1,226	$1,915	$(26,903)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.15	$0.24	$(3.38)

Diluted	$0.15	$0.23	$(3.38)

WEIGHTED AVERAGE COMMON SHARES:
Basic	7,970	7,947	7,948

Diluted	8,355	8,178	7,948

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 3)	$2,217	$1,459
Accounts receivable, less allowance for doubtful accounts of $802 and $892	7,110	6,579
Inventories (Note 4)	8,407	12,009
Prepaids and other assets	2,398	2,261

TOTAL CURRENT ASSETS	20,132	22,308

PROPERTY AND EQUIPMENT (Note 5)	6,587	6,606

OTHER ASSETS:
Deferred income tax asset (Note 13)	5,700	5,700
Trademark and goodwill (Notes 2 and 7)	3,796	3,796
Software development costs	2,531	2,026
Other assets (Note 6)	4,369	4,378

TOTAL OTHER ASSETS	16,396	15,900

TOTAL ASSETS	$43,115	$44,814

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses (Note 8)	$10,766	$10,600
Revolving credit facility (Note 9)	2,375	—
Current portion of long-term liabilities—Other	48	47

TOTAL CURRENT LIABILITIES	13,189	10,647

LONG-TERM LIABILITIES (Note 9):
Revolving credit facility	—	6,134
Other liabilities	1,258	1,308

TOTAL LONG-TERM LIABILITIES	1,258	7,442

SHAREHOLDERS’ EQUITY (Note 12):
Preferred stock, $2.50 par value, authorized 10,000,000 shares, issued and outstanding 4,579 and 4,153 shares ($4,579 and $4,153 liquidation value)	4,557	4,131
Common stock, $0.01 par value, authorized 50,000,000 shares, issued and outstanding, 7,994,232 and 7,946,282 shares	80	79
Additional paid in capital	50,047	49,943
Retained earnings (deficit)	(25,114)	(26,340)
Foreign currency translation adjustment (Note 2)	(902)	(1,088)

TOTAL SHAREHOLDERS’ EQUITY	28,668	26,725

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$43,115	$44,814

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Year Ended March 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$1,652	$2,301	$(26,636)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	3,237	3,309	5,282
Non-cash interest expense	—	—	75
Provision for losses on accounts receivable	177	387	330
Provision for eBookMan inventory, assets and obligations	—	—	9,874
Loss (gain) on disposal of property and equipment	46	17	(64)
Equity in earnings of associated companies	(87)	—	—
Trademark write-down	—	—	11,147
Stock issued for services	—	45	314
Source (use) of cash from change in operating assets and liabilities:
Accounts receivable	(707)	(34)	4,907
Inventories	3,602	(904)	3,508
Prepaids and other assets	(138)	721	(458)
Accounts payable and accrued expenses	169	(810)	(2,698)
Other, net	(29)	(68)	(23)

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,922	4,964	5,558

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,062)	(675)	(1,089)
Proceeds from sale of property and equipment	39	17	289
Software development costs	(1,643)	(754)	(1,116)
Investment in Mobipocket	(527)	—	—
Change in other assets	(451)	(566)	(3,264)

NET CASH USED IN INVESTING ACTIVITIES	(3,644)	(1,978)	(5,180)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of Senior Notes	—	—	(10,404)
Proceeds from revolving credit facility	(3,759)	(4,004)	6,074
Proceeds from issuance of common shares	105	—	—
Proceeds from issuance of preferred shares	—	—	3,478
Other liabilities	(51)	(92)	(233)

NET CASH USED IN FINANCING ACTIVITIES	(3,705)	(4,096)	(1,085)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	185	72	369

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	758	(1,038)	(338)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,459	2,497	2,835

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,217	$1,459	$2,497

SUPPLEMENTAL DATA:
Cash paid (received) during the year:
Income taxes	$36	$(1,434)	$12
Interest	$484	$721	$1,439

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except for share data)

	Common Stock		Additional Paid in Capital	Preferred Stock		Retained Earnings	Accumulated Other Comprehensive Income *	Total Shareholders’ Equity
	Shares	Amount		Shares	Amount
BALANCE—MARCH 31, 2001	7,952,882	$80	$49,578	3,500	$3,500	$(1,352)	$(1,528)	$50,278
Issuance of shares and amortization of deferred compensation expense for shares issued for services (unearned portion $4)	(6,000)	(1)	7			—	—	6
Value of stock options granted	—		314			—	—	314
Preferred stock dividend				267	267	(267)		—
Costs incurred in issuance of preferred stock					(22)			(22)
Loss for the period	—	—				(26,636)	—	(26,636)
Foreign currency translation adjustment	—	—				—	368	368

BALANCE—MARCH 31, 2002	7,946,882	$79	$49,899	3,767	$3,745	$(28,255)	$(1,160)	$24,308

Issuance of shares and amortization of deferred compensation expense for shares issued for services	(600)	—	3			—	—	3
Value of stock options granted	—	—	41			—	—	41
Preferred stock dividend				386	386	(386)		—
Income for the period	—	—				2,301	—	2,301
Foreign currency translation adjustment	—	—				—	72	72

BALANCE—MARCH 31, 2003	7,946,282	$79	$49,943	4,153	$4,131	$(26,340)	$(1,088)	$26,725

Amortization of deferred compensation expense for shares issued for services	—	—	4			—	—	4
Issuance of common shares under employee stock option plan	47,950	1	100			—	—	101
Preferred stock dividend				426	426	(426)		—
Income for the period	—	—				1,652	—	1,652
Foreign currency translation adjustment	—	—				—	186	186

BALANCE—MARCH 31, 2004	7,994,232	$80	$50,047	4,579	$4,557	$(25,114)	$(902)	$28,668

*	Comprehensive income, i.e., net income (loss), plus, or less, the change in foreign currency balance sheet translation adjustments, totaled $1,838 in 2004, $2,373 in 2003, and ($26,268) in 2002.

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1.    LINE OF BUSINESS

Franklin Electronic Publishers, Incorporated and its wholly-owned subsidiaries (the “Company”) design, develop, publish, and distribute electronic information on handheld devices, memory media cards and via internet downloads. Other activities represent less than 5% of sales and identifiable assets.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of intercompany accounts and transactions. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

Accounting for Long-Lived Assets:

The Company reviews long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment at least annually or whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. To the extent carrying values have exceeded fair values, an impairment loss has been recognized in operating results. During the year ended March 31, 2004 the Company recorded no impairment in the value of its long-lived assets.

Other Assets:

Other Assets primarily consist of the Company’s Enterprise Resource Planning Software, the components of which are being amortized over useful lives of 3 to 10 years.

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

The Company maintains a policy of providing price protection to its dealers under which the Company issues credits in the event it reduces its prices. These credits are generally computed by multiplying the number of units on hand at retail at the time of the price reduction by the dollar amount of the price reduction. A provision for the related reduction in sales is made at such time as the Company determines that a price reduction will be effective or is reasonably anticipated.

Software Development Costs:

The capitalization of software development costs and the related amortization is in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Software costs, which are capitalized after technological feasibility is established, totaled $1,643, $732 and $1,083 for the fiscal years ended March 31, 2004, 2003, and 2002, respectively.

Amortization included in the accompanying Consolidated Statement of Operations for fiscal years ended March 31, 2004, 2003, and 2002, was $1,115, $1,297, and $4,034, respectively. Amortization for the year ended March 31, 2002 included a write-down of eBookMan® related costs of $1,760.

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

Foreign Currency Translation:

For operations outside of the United States that prepare financial statements in currencies other than the US dollar, the Company translates statement of operations amounts at average monthly exchange rates, and translates assets and liabilities at year-end exchange rates. The Company presents translation adjustments as a component of “Foreign currency translation adjustment” within shareholders’ equity. Gains and losses from foreign currency transactions are included in results of operations.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

As of March 31, 2004 the Company had two outstanding foreign exchange contracts entered into with a financial institution to limit its exposure to loss, resulting from fluctuations in the value of the Euro. The durations of these contracts do not exceed one year. The Company had an unrealized loss of $27 on these contracts as of March 31, 2004, which was recorded during the year. As of March 31, 2003 the Company had one outstanding contract with an unrealized loss of $110 which was recorded during that year. The amount of the contracts outstanding at the end of March 31, 2004 and 2003 was 3 million and 1.5 million euros respectively.

Income Taxes:

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates in effect in the years in which the differences are expected to reverse.

Earnings (Loss) Per Share:

Earnings (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. The earnings per common share computation, assuming dilution, gives effect to all potential dilutive common shares during the period. The computation assumes that the outstanding stock options and warrants were exercised and that the proceeds were used to purchase common shares of the Company.

Stock Based Compensation:

The Company accounts for stock transactions in accordance with APB Opinion No. 25, “Accounting For Stock Issued To Employees,” under which the Company has elected to follow the disclosure only alternative to accounting for its stock based compensation. Accordingly, no compensation is recorded on the issuance of employee stock options at fair market value.

Reclassifications:

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Web Site Development Costs:

The Company accounts for web site development costs in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-2, Accounting for Web Site Development Costs. The Company provides for the capitalization of web site development costs and amortizes the costs over its useful life.

3.    CASH AND CASH EQUIVALENTS

The Company classifies as cash equivalents highly liquid investments with maturities of less than ninety days.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

4.    INVENTORIES

Inventories consist of:

	March 31,
	2004	2003
Finished products	$6,788	$10,348
Component parts	1,619	1,661

	$8,407	$12,009

5.    PROPERTY AND EQUIPMENT

Property and equipment consist of:

	March 31,
	2004	2003
Land	$803	$803
Building and improvements	5,351	5,332
Furniture and equipment	6,154	7,124
Tooling	3,717	6,503
Computer software purchased	1,336	2,541

	17,361	22,303
Accumulated depreciation and amortization	10,774	15,697

	$6,587	$6,606

6.    OTHER ASSETS

Other assets consist of:

	March 31,
	2004	2003
Trademarks and patents	$174	$210
Enterprise resource planning software (net of amortization of $1,041 and $554)	2,455	2,943
Advance royalties and licenses	407	541
Investment in Mobipocket	643	—
Other	690	684

	$4,369	$4,378

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

This transaction was accounted for by the purchase method of accounting. The Company will account for the ongoing results of MobiPocket by the equity method of accounting. Through the year ended March 31, 2004 the Company recognized income of $87 on its investment in MobiPocket. This amount is included in the caption “Other, net” on the Company’s statement of operations.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

7.    TRADEMARK AND GOODWILL

The Company adopted SFAS No.142, Goodwill and Other Intangible Assets, at the beginning of April 2002 for all goodwill and other intangible assets recognized in the Company’s statement of financial position. This SFAS changed the accounting for goodwill from an amortization method to an impairment-only approach, and introduces a new model for determining impairment charges.

Upon initial application of SFAS No. 142, the trademark and goodwill are deemed to have an indefinite useful life because they are expected to generate cash flows indefinitely. Thus, the Company ceased amortizing the trademark and goodwill on April 1, 2002.

The net income, earnings-per-share and amortization expense of the Company for the period of initial application and the prior period, as if SFAS 142 was applicable during the entire period, are as follows:

	Year Ended March 31,
	2004	2003	2002
Reported net income (loss)	$1,652	$2,301	$(26,636)
Add back:
Goodwill amortization	—	—	159
Trademark amortization	—	—	389

Adjusted net income (loss)	$1,652	$2,301	$(26,088)

Basic earnings per share:
(a) Reported net income (loss)	$0.15	$0.24	$(3.38)
Goodwill amortization	—	—	0.02
Trademark amortization	—	—	0.05
Adjusted net income (loss)	$0.15	$0.24	$(3.31)
Diluted earnings per share:
(a) Reported net income (loss)	$0.15	$0.23	$(3.38)
Goodwill amortization	—	—	0.02
Trademark amortization	—	—	0.05
Adjusted net income (loss)	$0.15	$0.23	$(3.31)

(a)	After preferred stock dividends of $426, $386 and $267 for the twelve-month periods ended March 31, 2004, 2003, and 2002, respectively.

8.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:

	March 31,
	2004	2003
Trade accounts payable	$5,032	$3,961
Accrued payroll, bonus, benefits and taxes	2,105	2,221
Accrued sales allowances	908	1,196
Accrued royalties	418	415
Accrued expenses—other	2,303	2,807

	$10,766	$10,600

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

9.    LONG-TERM LIABILITIES

Long-term liabilities consist of:

	March 31,
	2004	2003
Revolving credit facility	$2,375	$6,134
Other	1,306	1,355

	3,681	7,489
Less current portion	2,423	47

	$1,258	$7,442

The aggregate maturities of the long-term liabilities for the five years after March 31, 2004 are as follows:

Years Ending March 31,
2005	$2,423
2006	41
2007	40
2008	40
2009	40

Total	$2,584

The Company’s $25,000 secured financing facility expires on December 7, 2004. Borrowings under the facility bear interest at the bank’s prime rate (4% at March 31, 2004) plus 3/4%, and the real property and equipment advances under the facility in the amount of $3,208 bear interest at the rate of prime plus 1 1/2%. The facility contains certain financial covenants and restrictions on indebtedness, dividend payments, business combinations, and other related items. As of March 31, 2004, no amounts were available for the payment of cash dividends. Borrowings are collateralized by substantially all assets of the Company. As of March 31, 2004, the Company had an aggregate outstanding balance of $2,375 under the facility and is in compliance with all covenants.

During the years ended March 31, 2004 and 2003, the Company reduced borrowings under its revolving credit facility by $3,759 and $4,004 respectively.

10.    ADVERTISING AND MEDIA COSTS

Advertising costs for the years ended March 31, 2004, 2003 and 2002 were $4,791, $5,031, and $6,611, respectively. Deferrals of direct response advertising were not material.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

11.    COMMITMENTS

Lease Commitments:

Rent expense under all operating leases was $786, $750, and $795 for the years ended March 31, 2004, 2003 and 2002, respectively. The future minimum rental payments to be made under non-cancelable operating leases, principally for facilities, as of March 31, 2004 were as follows:

Years Ending March 31,
2005	$492
2006	388
2007	272
2008	123
2009	67

Total minimum lease payments	$1,342

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

12.    SHAREHOLDERS’ EQUITY

Restricted Stock Plan and Unearned Portion of Common Stock Issued for Services:

The Company maintains a Restricted Stock Plan, which provides for the grant of shares of common stock for services. The shares are subject to a restriction on transfer, which requires the holder to remain employed by the Company for up to three years in order to receive the shares. As of March 31, 2004, 4,700 shares of common stock were available for distribution under the Plan by the Board of Directors.

Employee Stock Options:

Under the Company’s 1998 Stock Option Plan, 2,500,000 shares of common stock have been reserved for issuance. The Plan authorizes the Company to grant options to purchase shares of common stock to key employees, consultants and outside directors of the Company.

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

During the year ended March 31, 2002 the Company granted 100,000 options to persons performing consulting services for the Company. The options were valued at a total of $207 using the Black-Scholes option-pricing model with the expense being amortized over the vesting period of the options. The Company’s results of operations for the years ended March 31, 2002 and 2003 included expense related to these options of $159 and $48 respectively.

Accounting for Employee Stock Options:

No compensation expense is recognized for options granted at fair market value in the results of operations. For disclosure purposes, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options granted during the years ended March 31, 2004, 2003, and 2002, respectively: annual dividends of $0.00 for all years, expected volatility of 86.4%, 80.3%, and 85.8%, risk free interest rate of 3.1%, 3.4%, and 4.6% and expected life of five years for all grants. The number of shares granted, the weighted-average exercise price and weighted average fair value of the stock options granted during the years ended March 31, 2004, 2003, and 2002 were as follows:

	Number of Shares Granted	Weighted- Average Exercise Price	Weighted- Average Fair Value
Year ended March 31, 2002:
Exercise price equals market value	399,053	$2.22	$1.59
Exercise price greater than market value	528,714	$3.78	$1.28

	927,767	$3.11	$1.42

Year ended March 31, 2003:
Exercise price equals market value	241,335	$1.71	$1.16
Exercise price greater than market value	205,250	$1.20	$0.78

	446,585	$1.48	$0.99

Year ended March 31, 2004
Exercise price equals market value	286,618	$2.93	$2.02

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

At March 31, 2004, the Company had two stock-based employee compensation plans, Franklin’s 1988 Stock Option Plan, as amended, and Franklin’s 1998 Stock Option Plan, as amended. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock based employee compensation cost is reflected in net income. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, to stock-based employee compensation:

	Year ended March 31,
	2004	2003	2002
Reported net income (loss)	$1,652	$2,301	$(26,636)
Deduct:
Total stock-based employee compensation expense determined under fair based method.	(1,430)	(1,560)	(1,511)
Expense Recognized Outside plan	—	48	313

Proforma net income (loss)	$222	$789	$(27,834)

(a) Earnings (loss) per share:
Basic-as reported		$0.24	$(3.38)
Basic-pro forma	(0.03)	$0.05	$(3.54)
Diluted—as reported		$0.23	$(3.38)
Diluted—pro forma	(0.02)	$0.05	$(3.54)

(a)	After preferred stock dividends of $426, $386 and $267 for the twelve-month periods ended March 31, 2004, 2003, and 2002 respectively.

The following table summarizes the changes in options outstanding and the related price ranges for shares of common stock:

		Stock Options
		Shares	Weighted Average Exercise Price
	Outstanding at March 31, 2001	2,126,845	8.60
	Granted	927,767	3.11
	Exercised	—	—
	Expired or cancelled	(411,138)	8.66

	Outstanding at March 31, 2002	2,643,474	6.66
	Granted	446,585	1.48
	Exercised	—	—
	Expired or cancelled	(68,485)	7.62

	Outstanding at March 31, 2003	3,021,574	5.87
	Granted	286,618	2.93
	Exercised	(47,950)	2.11
	Expired or cancelled	(481,606)	7.96

	Outstanding at March 31, 2004	2,778,636	5.27

Outstanding options by plan:	1988 Plan	399,677
	1998 Plan	2,166,459
	Outside of Plan	212,500
	Options available for grant under the 1998 Plan	377,716

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

The following table summarizes information about stock options outstanding at March 31, 2004:

	Options outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.20 –$ 1.80	528,026	8.17	$1.41	326,996	$1.46
2.20 – 2.80	373,638	7.98	$2.72	93,139	$2.72
3.01 – 3.97	494,114	6.98	$3.52	247,920	$3.48
4.00 – 4.88	317,513	4.3	$4.15	317,513	$4.15
5.00 – 5.88	284,000	4.09	$5.48	283,000	$5.47
6.00 – 7.50	332,138	5.24	$7.41	277,838	$7.43
8.50 – 10.13	179,516	4.44	$9.17	178,516	$9.17
11.00 – 31.63	269,691	2.61	$15.08	269,691	$15.08

$ 1.20 –$31.63	2,778,636			1,994,613

Options exercisable and the weighted average exercise price at March 31, 2003 and March 31, 2002, were 1,870,666 options and $7.43, and 1,214,391 options and $9.56, respectively.

Effective March 31, 2001, the Chairman of Franklin’s Board of Directors, Dr. James H. Simons, subscribed for 3500 shares of the Company’s Series A 10% Convertible Preferred Stock (“Series A Preferred Stock’) in consideration for the payment of $3,500. The preferred shares are convertible into common stock at a conversion price of $5.00 per share and bear interest at the rate of 10% per year, payable in additional shares of the Convertible Preferred Stock in June and December. Payment for the subscribed shares was received by the Company in April 2001. As of March 31, 2004, 4,579 shares of Series A Preferred Stock were outstanding.

13.    INCOME TAXES

The components of the net deferred income tax asset are the following:

	March 31,
	2004	2003
US loss carryforward—Franklin	$13,344	$12,735
Foreign loss and tax credit carryforward	290	177
Inventory valuation allowances	1,939	2,164
Trademark Impairment charge, net of prior amortization	2,136	2,529
Other items (taxable) deductible in future years—net	643	582

	18,352	18,187
Deferred income tax valuation allowance	12,652	12,487

	$5,700	$5,700

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

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

The income tax provision (credit) consists of the following:

	Year ended March 31,
	2004	2003	2002
Current
Federal	$255	$(966)	—
State	(96)	100	—
Foreign	—	13	—

	$159	$(853)	—

The reconciliation of income taxes shown in the financial statements and amounts computed by applying the Federal income tax rate of 35% for the years ended March 31, 2004, 2003 and 2002 is as follows:

	Year Ended March 31,
	2004	2003	2002
Income before income taxes	$1,811	$1,448	$(26,636)

Computed expected tax	634	506	(9,322)
Effect of non-deductible expenses	20	50	50
Income tax refund	—	(966)
Foreign tax provision	—	13	—
State tax provision	(96)	100	—
Change in valuation allowance	(399)	(556)	9,272

Provision (benefit) for income taxes	$159	($853)	—

Effective April 1, 1997, the Company filed elections with the Internal Revenue Service to treat most of its foreign subsidiaries as divisions of the parent for U.S. income tax reporting.

The loss carry forward and expiration date are as follows:

	Amount	Expiration Date
United States	$35,000	2019

14.    OPERATIONS

Under SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, the Company’s operations are treated as one operating segment, as it only reports profit and loss information on an aggregate basis to the chief operating decision maker of the Company. Information about the Company’s product sales and major customers are as follows:

	March 31,
Product Sales	2004	2003	2002
Reference	$51,987	$54,534	$55,939
ROLODEX® Electronics	4,488	6,726	11,652
eBookMan	583	2,793	2,471
Seiko	3,849	—	—
Other	929	1,539	963

Total Sales	$61,836	$65,592	$71,025

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Approximate foreign sources of revenues including export sales were as follows:

	March 31,
Product Sales	2004	2003	2002
Europe	$12,964	$12,821	$17,255
Other International	6,240	5,470	7,113

For the fiscal years ended March 31, 2004, 2003 and 2002, no customer accounted for more than 10% of the Company’s revenues.

For the fiscal year ended March 31, 2004, four suppliers accounted for more than 10% of the Company’s purchases of its inventory. The four suppliers individually accounted for 18%, 17%, 15% and 13% of inventory purchases. For the fiscal year ended March 31, 2003, three suppliers accounted for more than 10% of the Company’s purchases of its inventory. The three suppliers individually accounted for 27%, 16%, and 12% of inventory purchases.

EBOOKMAN ASSETS

For the years ended March 31, 2004 and 2003 the Company recognized revenue of $583 and $2,793 respectively from sales of the discontinued eBookMan product. The net carrying value of the eBookMan inventory at March 31, 2004 was $71 compared with $319 in the prior year.

For the year ended March 31, 2002 the Company lost $14,825 from its eBookMan operations as poor market performance of the product led to the revaluation of assets. The loss for the year ended March 31, 2002 included inventory write-downs of $6,265, write-off of capitalized software development costs, royalties, licenses, and other assets of $3,179 and accrued price protection of $430.

15.    RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (R), “Consolidation of Variable Entities” (FIN 46), an interpretation of Accounting Research Bulletin No. 51. FIN 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk and loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 requires disclosures about variable interest entities that companies are not required to consolidate but in which the company has a significant variable interest. The consolidation requirements apply for financial statement periods sending after March 14, 2004. The adoption of FIN 46 did not have a material impact on our financial statements.

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

16.    SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	June 30	September 30		December 31	March 31
Fiscal 2004
Net sales	$14,983	$15,671		$18,873	$12,309
Gross margin	6,983	7,533		9,237	5,777
Net income (loss)	280	747		1,388	(763)
Net income (loss) per common share:
Basic	.01	.09		.15	(.10)
Diluted	.01	.09		.14	(.10)

Fiscal 2003
Net sales	$16,517	$21,054		$18,764	$9,257
Gross margin	7,247	9,653		8,462	4,267
Net income (loss)	157	2,559		1,528	(1,943)
Net income (loss) per common share:
Basic	—	.32		.17	(.24)
Diluted	—	.32		.17	(.24)

Fiscal 2002
Net sales	$16,009	$18,714		$23,284	$13,018
Gross margin	6,517	3,730		10,917	(723)
Net income (loss)	(1,957)	(5,875	)A	1,382	(20,186	)B
Net income (loss) per common share:
Basic	(.26)	(.74)		.15	(2.54)
Diluted	(.26)	(.74)		.15	(2.54)

A.	Includes provisions in the quarter of $4,201 for the write-down of assets and accrual of liabilities pertaining to eBookMan.
B.	After a charge in the quarter of $11,147 for impairment in value of the ROLODEX® Electronics trademark, a charge of $5,673 in the for write-down of eBookMan inventory and other related assets, and charges of $1,325 for severance payments, costs of consolidation of European operations, and a prior year Belgian tax assessment.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A.    CONTROLS AND PROCEDURES

As of March 31, 2004 (the end of the period covered by this report), the Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including the Company’s subsidiaries) required to be included in periodic reports filed under the Securities Exchange Act of 1934.

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

No change occurred in the Company’s internal controls concerning financial reporting during the fourth quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

NAME	AGE	POSITION
Barry J. Lipsky	53	President and Chief Executive Officer; Director
Arnold D. Levitt	67	Senior Vice President, Chief Financial Officer; Treasurer; Secretary
Kurt A. Goszyk	54	Vice President, Engineering and Chief Technology Officer

Mr. Lipsky joined the Company as Vice President in February 1985. He was elected Executive Vice President of the Company in 1997, Interim President and Chief Operating Officer in April 1999 and President and Chief Executive Officer of the Company in May 1999. Mr. Lipsky has been a Director or Managing Director of the Company’s Hong Kong subsidiary since its inception in 1985. Prior to joining the Company and from 1972, Mr. Lipsky was employed by Mura Corporation of Hicksville, New York, a designer and importer of consumer electronics products and custom components. During his tenure at Mura, Mr. Lipsky held a variety of senior management positions, including product development and procurement, culminating in his election as Vice President of Operations, the position he held just prior to joining the Company.

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

Additional information called for by Item 10 is set forth under the heading “Election of Directors” in the Company’s Proxy Statement for its 2004 annual meeting of stockholders (the “2004 Proxy Statement”), which is incorporated herein by this reference.

The Company has adopted a code of ethics that applies to its chief executive officer and chief financial officer, its principal executive officer and principal financial officer, respectively, and all of the Company’s other financial executives. The Company has also adopted a code of ethics applicable to all employees, officers and directors. The Company makes both its codes of ethics available free of charge through its internet website, www.franklin.com. The Company will disclose on its web site amendments to or waivers from its code of ethics in accordance with all applicable laws and regulations.

ITEM 11.    EXECUTIVE COMPENSATION

Information called for by Item 11 is set forth under the heading “Executive Compensation” in the 2004 Proxy Statement, which is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table gives information about the Company’s common stock, $.01 par value (“Common Stock”) that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of March 31, 2004, including the Company’s 1988 Stock Option Plan, the Company’s 1998 Stock Option Plan, the Company’s Restricted Stock Plan, and various Stock Option Agreements to which the Company is a party.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,566,136	$5.39	277,716
Equity compensation plans not approved by security holders(1)	212,500	$3.78	4,700

Total	2,778,636	$5.27	282,416

(1)	Includes (i) the Company’s Restricted Stock Plan, and (ii) the Stock Option Agreements entered into between the Company and each of Arnold D. Levitt, Andrew Horsfall, and Kurt A. Goszyk, each of which is described below.

Restricted Stock Plan

The Company maintains a Restricted Stock Plan which provides for the grant of shares of Common Stock for services. The shares are subject to a restriction on transfer which requires the holder to remain employed by the Company for up to three years in order to receive the shares. As of March 31, 2004, under the Restricted Stock Plan, 4,700 shares of Common Stock were available for distribution by the Board of Directors.

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

In April 2002, in connection with the hiring of Andrew Horsfall as Vice President of Worldwide Sales and Marketing, the Company entered into a Stock Option Agreement pursuant to which the Company granted Mr. Horsfall an option to purchase 50,000 shares of Common Stock at an exercise price of $2.22 per share, the fair market value of the Common Stock on the date of grant. Options with respect to one-fourth of the shares become exercisable on each of the first, second, third and fourth anniversaries of the date of grant. Mr. Horsfall left the employ of the Company in November 2003 at which time 37,500 of these options were cancelled.

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

Additional information called for by Item 12 is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2004 Proxy Statement, which is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information called for by Item 13 is set forth under the heading “Certain Relationships and Related Transactions” in the 2004 Proxy Statement, which is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information called for by Item 14 is set forth under the heading “Principal Accountant Fees and Services” in the 2004 Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial statements and schedules filed as a part of this report are listed on the “Index to Financial Statements” contained herein. All other schedules are omitted because (i) they are not required under the instructions, (ii) they are inapplicable or (iii) the information is included in the financial statements.

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

Articles of Amendment to the Certificate of Incorporation of Franklin (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 8-A, as amended, filed on October 31, 2003)

3.04	—	Amended and Restated Statement of Rights and Preferences of Series A 10% Convertible Preferred Stock (Incorporated by reference to the Exhibit to the Company’s Report on Form 8-K filed May 23, 2001)

3.05	—	By-laws of Franklin (Incorporated by reference to Exhibit 3.02 to the Company’s 1986 S-1 Registration Statement)

3.06	—	Amendment to By-laws of Franklin (Incorporated by reference to Exhibit A to the Company’s Proxy Statement relating to the 1987 Annual Meeting of Shareholders)

3.07	—	Amendment to By-laws of Franklin (Incorporated by reference to Exhibit 3.05 to the Company’s 1990 10-K)

10.01	—	Standard form of Sales Representative Agreement (Incorporated by reference to Exhibit 10.07 to the Company’s 1986 S-1 Registration Statement)

10.02**	—	Franklin Restricted Stock Plan, as amended (Incorporated by reference to Exhibit 10.13 to the Company’s report on Form 10-K for the year ended March 31, 1987)

10.03**	—	Franklin Stock Option Plan as Amended and restated effective as of July 24, 1996 (Incorporated by reference to the Company’s Proxy Statement relating to the 1996 Annual Meeting of Shareholders)

10.04	—

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

EXHIBITS NO.

10.07**+	—	Stock Option Agreement dated August 12, 2002 between the Company and Kurt A. Goszyk

21+	—	List of subsidiaries of the Company

23+	—	Consent of Independent Registered Public Accounting Firm

31.1+	—	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	—	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	—	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	—	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.
+	Filed herewith

(b) Reports on Form 8-K

Date Filed or Furnished	Item Number	Description
February 6, 2004	7 and 12	Announced earnings for the Company’s fiscal quarter ended December 31, 2003. Consolidated financial statements for this period were furnished with this report.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

Dated: June 29, 2004	By:	/s/ Barry J. Lipsky
Barry J. Lipsky President and Chief Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date

/s/ Edward H. Cohen Edward H. Cohen	Director	June 29, 2004

/s/ Barry J. Lipsky Barry J. Lipsky	President, Chief Executive Officer and Director (Principal Executive Officer)	June 29, 2004

/s/ Leonard M. Lodish Leonard M. Lodish	Director	June 29, 2004

/s/ James Meister James Meister	Director	June 29, 2004

/s/ Howard L. Morgan Howard L. Morgan	Director	June 29, 2004

/s/ Jerry R. Schubel Jerry R. Schubel	Director	June 29, 2004

/s/ James H. Simons James H. Simons	Director	June 29, 2004

/s/ William H. Turner William H. Turner	Director	June 29, 2004

/s/ Arnold D. Levitt Arnold D. Levitt	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	June 29, 2004

EXHIBIT INDEX

EXHIBITS NO.
3.01	—	Certificate of Incorporation of Franklin (Incorporated by reference to Exhibit 3.01 to Registration Statement on Form S-1, File No. 3-6612 (the “Company’s 1986 S-1 Registration Statement”))
3.02	—	Articles of Amendment to the Certificate of Incorporation of Franklin (Incorporated by reference to Exhibit 3.02 to the Company’s 1990 report on Form 10-K for the year ended March 31, 1990 (the “Company’s 1990 10-K”))
3.03	—	Articles of Amendment to the Certificate of Incorporation of Franklin (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 8-A, as amended, filed on October 31, 2003)
3.04	—	Amended and Restated Statement of Rights and Preferences of Series A 10% Convertible Preferred Stock (Incorporated by reference to the Exhibit to the Company’s Report on Form 8-K filed May 23, 2001)
3.05	—	By-laws of Franklin (Incorporated by reference to Exhibit 3.02 to the Company’s 1986 S-1 Registration Statement)
3.06	—	Amendment to By-laws of Franklin (Incorporated by reference to Exhibit A to the Company’s Proxy Statement relating to the 1987 Annual Meeting of Shareholders)
3.07	—	Amendment to By-laws of Franklin (Incorporated by reference to Exhibit 3.05 to the Company’s 1990 10-K)
10.01	—	Standard form of Sales Representative Agreement (Incorporated by reference to Exhibit 10.07 to the Company’s 1986 S-1 Registration Statement)
10.02**	—	Franklin Restricted Stock Plan, as amended (Incorporated by reference to Exhibit 10.13 to the Company’s report on Form 10-K for the year ended March 31, 1987)
10.03**	—	Franklin Stock Option Plan as Amended and restated effective as of July 24, 1996 (Incorporated by reference to the Company’s Proxy Statement relating to the 1996 Annual Meeting of Shareholders)
10.04	—	Loan and Security Agreement dated as of December 7, 1999 among Banc of America Commercial Finance Corp., Franklin, Franklin Electronic Publishers (Europe) Ltd., and Franklin Electronic Publishers (Deutchland) GmbH (Incorporated by reference to the Exhibit to the Company’s Report on Form 8-K filed on December 14, 1999)
10.05**	—	Franklin Stock Option Plan as Amended and Restated effective July 20, 2001 (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 filed on August 27, 2001)
10.06**	—	Stock Option Agreement dated July 28, 1999 between the Company and Arnold D. Levitt (Incorporated by reference to Exhibit 4(e) to the Company’s Registration Statement on form S-8 filed on December 14, 1999)
10.07**+	—	Stock Option Agreement dated August 12, 2002 between the Company and Kurt A. Goszyk
21+	—	List of subsidiaries of the Company
23+	—	Consent of Independent Registered Public Accounting Firm
31.1+	—	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	—	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	—	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	—	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.
+	Filed herewith