Form 10-Q
period 2004-06-30
FRANKLIN ELECTRONIC PUBLISHERS INC
filed 2004-08-13
CIK 356841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

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

COMMON STOCK OUTSTANDING AS OF AUGUST 6, 2004: 8,021,654 SHARES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2004	March 31, 2004
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,214	$2,217
Accounts receivable, less allowance for doubtful accounts of $721 and $802	11,342	7,110
Inventories	11,293	8,407
Prepaids and other assets	2,174	2,398

TOTAL CURRENT ASSETS	27,023	20,132

PROPERTY AND EQUIPMENT	6,855	6,587

OTHER ASSETS:
Deferred income tax asset	5,700	5,700
Trademark and goodwill	3,796	3,796
Software development costs	2,595	2,531
Other assets	4,208	4,369

TOTAL OTHER ASSETS	16,299	16,396

TOTAL ASSETS	$50,177	$43,115

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$14,186	$10,766
Revolving credit facility	5,451	2,375
Current portion of long-term liabilities - Other	123	48

TOTAL CURRENT LIABILITIES	19,760	13,189

LONG-TERM LIABILITIES:
Other liabilities	1,167	1,258

SHAREHOLDERS’ EQUITY:
Preferred stock, $2.50 par value, authorized 10,000,000 shares, issued and outstanding 4,579 ($4,579 liquidation value)	4,557	4,557
Common stock, no par value, authorized 50,000,000 shares, issued and outstanding, 8,019,154 and 7,944,232 shares	80	80
Additional paid in capital	50,112	50,047
Retained earnings (deficit)	(24,564)	(25,114)
Foreign currency translation adjustment	(935)	(902)

TOTAL SHAREHOLDERS’ EQUITY	29,250	28,668

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$50,177	$43,115

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except for per share data)

(unaudited)

	Three Months Ended June 30,
	2004	2003
SALES	$15,990	$14,983

COST OF SALES	8,063	8,000

GROSS MARGIN	7,927	6,983

EXPENSES:
Sales and marketing	4,272	4,131
Research and development	882	722
General and administrative	1,935	1,512

Total operating expenses	7,089	6,365

OPERATING INCOME	838	618

Interest expense, net	(67)	(110)
Other, net	35	(212)

INCOME BEFORE INCOME TAXES	806	296
INCOME TAX PROVISION	27	16

NET INCOME	779	280

PREFERRED STOCK DIVIDEND	229	208

INCOME APPLICABLE TO COMMON SHAREHOLDERS	$550	$72

INCOME PER COMMON SHARE:
Basic	$0.07	$0.01

Diluted	$0.06	$0.01

WEIGHTED AVERAGE COMMON SHARES:
Basic	8,002	7,947

Diluted	8,480	8,232

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except for share data)

	Common Stock		Additional Paid in Capital	Preferred Stock		Retained Earnings	Accumulated Other Comprehensive Income *	Total Shareholders’ Equity
	Shares	Amount		Shares	Amount
BALANCE - MARCH 31, 2004	7,994,232	$80	$50,047	4,579	$4,557	$(25,114)	$(902)	$28,668
Amortization of deferred compensation expense for shares issued for services			2					2
Issuance of common shares under employee stock option plan	24,922		63					63
Preferred stock dividend						(229)		(229)
Income for the period						779		779
Foreign currency translation adjustment							(33)	(33)

BALANCE - JUNE 30, 2004 (unaudited)	8,019,154	$80	$50,112	4,579	$4,557	$(24,564)	$(935)	$29,250

*	Comprehensive income, i.e., net income (loss), plus, or less, the change in foreign currency balance sheet translation adjustments, totaled $746 for the three months ended June 30, 2004.

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$779	$280
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Depreciation and amortization	757	780
Provision for losses on accounts receivable	40	35
Loss (gain) on disposal of property and equipment	(8)	(4)
Source (use) of cash from change in operating assets and liabilities:
Accounts receivable	(4,272)	(4,386)
Inventories	(2,886)	314
Prepaids and other assets	224	150
Accounts payable and accrued expenses	3,415	2,074
Other, net	9	(17)

NET CASH USED IN OPERATING ACTIVITIES	(1,942)	(774)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(520)	(400)
Proceeds from sale of property and equipment	10	24
Software development costs	(340)	(444)
Investment in MobiPocket	—	(527)
Change in other assets	(76)	(125)

NET CASH USED IN INVESTING ACTIVITIES	(926)	(1,472)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	3,076	2,480
Cash dividends on preferred stock	(229)	—
Proceeds from issuance of common shares	63	7
Other liabilities	(12)	(14)

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,898	2,473
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(33)	105

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3)	332
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,217	1,459

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,214	$1,791

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands)

Reference is made to the financial statements included in the Company’s Annual Report (Form 10-K) filed with the Securities and Exchange Commission for the year ended March 31, 2004.

The financial statements for the periods ended June 30, 2004 and 2003 are unaudited and include all adjustments necessary to a fair presentation of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full year.

OPERATIONS

Under Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company’s operations are treated as one operating segment as it only reports profit and loss information on an aggregate basis to the chief operating decision maker of the Company. Information about the Company’s product sales are as follows:

	Three Months Ended June 30,
Product Sales	2004	2003
Reference	$14,662	$12,333
ROLODEX® Electronics	482	1,513
Seiko	667	804
eBookMan	48	94
Other	131	239

Total Sales	$15,990	$14,983

Approximate foreign sources of revenues including export sales were as follows:

	Three Months Ended June 30,
Product Sales	2004	2003
Europe	$2,867	$2,175
Other International	769	1,276

For the three month period ended June 30, 2004 one customer accounted for more than 10% of the Company’s revenue. Sales to the customer were approximately $2,383 and consisted exclusively of reference products. For the three months ended June 30, 2003, no customer accounted for more than 10% of the Company’s revenues.

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

This transaction was accounted for by the purchase method of accounting. The Company accounts for the ongoing results of MobiPocket by the equity method of accounting.

STOCK OPTIONS

At June 30, 2004, the Company had two stock-based employee compensation plans, Franklin’s 1988 Stock Option Plan, as amended, and Franklin’s 1998 Stock Option Plan, as amended. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, under which the Company has elected to follow the disclosure only alternative to accounting for its stock based compensation. Accordingly, no compensation is reflected in net income on the issuance of employee stock options at fair market value.

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, to stock-based employee compensation:

	Three months ended June 30,
	2004	2003
Reported net income (loss)	$779	$280
Deduct:
Total stock-based employee compensation expense determined under fair based method.	(215)	(358)

Proforma net income (loss)	$564	$(78)

(a) Earnings (loss) per share:
Basic-as reported	$0.07	$0.01
Basic- pro forma	$0.04	$(0.04)

Diluted – as reported	$0.06	$0.01
Diluted – pro forma	$0.04	$(0.04)

(a)	After preferred stock dividends of $229 and $208 for the three-month periods ended June 30, 2004 and 2003 respectively.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands)

LEGAL PROCEEDINGS

In July 2004 E-Data Corporation (“E-Data”) filed an action against the Company in the United States District Court for the Eastern District of Texas alleging that the Company sold articles over the internet via a system, process, and method that infringed E-Data’s United States Patent No. 4, 528, 643 (“the ‘643 Patent) and asked for monetary damages in connection therewith. The ‘643 Patent expired in January 2003. As a result, E-Data has not asked for, nor is E-Data entitled to, injunctive relief as against the Company. The Company believes that the action is without merit and that the resolution of this matter will not have a material adverse effect on its financial condition or results of operations.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands)

This 2004 Quarterly Report on Form 10-Q may contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent and belief or current expectations of Franklin and its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, the timely availability and acceptance of new electronic books, organizers, and other electronic products, changes in technology, the impact of competitive electronic products, the management of inventories, Franklin’s dependence on key licenses, titles and products, Franklin’s dependence on third party component suppliers and manufacturers, including those that provide Franklin-specific parts, international sales and currency fluctuations and other risks and uncertainties that may be detailed herein, and from time-to-time, in Franklin’s reports filed with the Securities and Exchange Commission. Franklin undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

RESULTS OF OPERATIONS

Three months ended June 30, 2004 compared with three months ended June 30, 2003:

Net Sales

Sales of $15,990 for the quarter ended June 30, 2004, increased by $1,007 from sales of $14,983 for the same quarter last year. The higher sales in the quarter were primarily attributable to increased reference product sales of $2,329 which were offset in part by a decline in ROLODEX ® Electronics products sales of $1,031. The increase in reference product sales was mainly due to higher sales in the US Consumer and Central European markets of $2,310 and $570 respectively. These increases were partially offset by a decline in OEM sales of $253 and a reduction of $248 in US direct sales. The decline in sales of ROLODEX ® Electronics products was mainly due to lower sales to US retailers of $930.

Gross Margin

The gross margin percentage increased to 50% of sales in the current quarter from 47% in the quarter ended June 30, 2003, while gross margin dollars increased by $944. Of the increase in the gross margin dollar amount, $475 is attributable to the higher margin percentage while $469 is due to higher year-over-year sales. The increased margin percentage is primarily due to the introduction of a number of higher margin products in the quarter ending June 30, 2004 and a shift in the Company’s sales mix with lower margin ROLODEX ® Electronics products accounting for only 3% of sales in the current quarter compared with 10% in the prior year quarter. The margin percentage also benefited from the results of the Company’s European subsidiaries, as their revenues were helped by the strengthening Euro and British pound while their cost of sales remained fixed in US dollars.

Operating Expenses

Total operating expenses increased to $7,089 in the current quarter from $6,365 in the same period last year. Sales and marketing expense increased to $4,272 (27% of sales) from $4,131 (28% of sales) last year. The increase in sales and marketing expense was due primarily to an increase in trade advertising and promotions of $112 and higher personnel costs of $86 due in part to an increase of $54 in the cost of medical benefits over the prior year period. Research and development expense increased by $160 to $882 (6% of sales) from $722 (5% of sales) last year due primarily to increased personnel costs of $88. General and administrative expense increased by $423 to $1,935 (12% of sales) compared with $1,512 (10% of sales) in the prior year due primarily to higher personnel costs of $260, increased bad debt expense of $50, higher travel and entertainment expense of $34 and increased consulting expense of $26. The increased personnel costs are primarily due to increased medical benefits expense of $75 and higher incentive bonus accruals of $184 directly related to the year-over-year increase in the Company’s pre-tax income.

Interest Expense, net

Interest expense, net declined to $67 in the current period from $110 last year because of lower levels of debt outstanding.

Other, net

Other, net was a gain of $35 for the quarter ended June 30, 2004 compared with a loss of $212 in the same period last year. The change is due primarily to the positive results of the Company’s hedging program which recorded a gain of $39 in the quarter ended June 30, 2004 as compared to a loss of $243 in the same quarter last year. This improvement was partly offset by a loss of $5 on the repatriation of funds from the Company’s foreign subsidiaries in the quarter ended June 30, 2004, compared with gain of $30 in the same period last year.

The Company maintains a program of selling Euros at current rates for future settlement in order to protect the dollar value of sales generated by foreign subsidiaries. Gains or losses on these contracts are offset by the effect of the foreign exchange rate changes on the underlying transactions.

Net Income

For the quarter ended June 30, 2004, net income increased by $499 to $779 from $280 in the same period last year. The increase is primarily due to improved gross margin, on a higher revenue base, of $944 (reflecting improved product mix and stronger foreign currencies), and reduced losses on the Company’s hedging program of $282 partly offset by increased operating expenses of $724.

Changes in Financial Condition

Accounts receivable increased by $4,232 to $11,342 at June 30, 2004 from $7,110 at March 31, 2004 primarily because of a seasonal increase in sales of $3,681 during the June 2004 quarter compared with the March 2004 quarter. Inventory increased by $2,886 to $11,293 on June 30, 2004 from $8,407 on March 31, 2004 due to normal seasonal increases as the Company builds inventory for the Back-to-School and holiday seasons. Accounts payable and the balance of the Company’s borrowings under its credit facility increased by $3,420 and $3,076 respectively, from March 31, 2004 because of seasonal inventory and cash requirements.

Liquidity and Capital Resources

The Company has a $25,000 secured financing facility with a commercial lender which expires on December 7, 2004. Borrowings under the revolving credit facility bear interest at the bank’s prime rate (4.0% at June 30, 2004) plus ¾% and real property and equipment advances under the facility bear interest at the rate of prime plus 1½%. As of June 30, 2004 the Company has no outstanding real property or equipment advances. The facility contains certain financial covenants and restrictions on indebtedness, dividend payments, business combinations and other related items. On June 9, 2004, the Company received a waiver from its lender allowing the Company to pay the preferred stock dividend due June 30, 2004 in cash. As of June 30, 2004 no other amounts were available for payment of dividends. Borrowings are collateralized by substantially all assets of the Company. On June 30, 2004 the Company had an aggregate outstanding balance of $5,451 under the facility and remains in compliance with all covenants. The Company is currently considering proposals from several institutional lenders to replace its financing facility before its December expiration. As the current facility expires on December 7, 2004, amounts outstanding under the facility as of June 30, 2004 and March 31, 2004 are classified as current liabilities.

The Company relies primarily on its revolving credit facility to supplement operating cash flow to meet its financing needs. The amount of credit available under the facility at any time is based upon a formula applied to the Company’s accounts receivable, inventory, real estate, and certain capital equipment. As of June 30, 2004, there was credit available of $13,325, of which $5,451 was drawn down and $7,874 remained available. The Company’s credit availability and borrowings under the facility fluctuate during the year because of the seasonal nature of the business. During the year ended March 31, 2004, maximum availability and borrowings under the facility approximated $16,800 and $10,500 respectively. The Company does not have any significant capital leases and anticipates that depreciation and amortization for fiscal 2005 will exceed planned capital expenditures.

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

Future Income Tax Benefits

Because of net operating loss carryforwards, no federal income taxes have been provided during the quarter ending June 30, 2004. The Company’s deferred tax asset of $5,700 represents the amount that the Company believes that it can reasonably expect to utilize in the foreseeable future.

Contractual Obligations

In April 2003, the Company began to distribute handheld reference products in North America under the Seiko® trademark. In June 2004, the Company entered into cross-distribution agreements with Seiko Instruments, Inc. (“SII”), which provide for Franklin to continue purchasing Seiko® reference products for distribution in North America for the five years ending March 31, 2009 with a minimum purchase guarantee of approximately $14,042 during the period.

The minimum purchase guarantee by fiscal year is as follows:

Fiscal 2005	$2,300
Fiscal 2006	2,530
Fiscal 2007	2,783
Fiscal 2008	3,061
Fiscal 2009	3,368

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, the Company evaluates its estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company annually reviews its financial reporting and disclosure practices and accounting policies to ensure that its financial reporting and disclosures provide accurate and transparent information relative to the current economic and business environment. The Company believes that of its significant accounting policies, the following policy involves a higher degree of judgment and/or complexity:

Asset Impairment—In assessing the recoverability of the Company’s fixed assets, goodwill and other non-current assets, the Company considers changes in economic conditions and makes assumptions regarding estimated future cash flows and other factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There were no material changes from the information presented in Item 7A of the Company’s Annual Report on Form 10-K for the year ended March 31, 2004, which is hereby incorporated by reference, with respect to the Company’s quantitative and qualitative disclosures about market risks.

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2004 (the end of the period covered by this report), the Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including the Company’s subsidiaries) required to be included in periodic reports filed under the Securities Exchange Act of 1934.

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

No change occurred in the Company’s internal controls concerning financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In July 2004 E-Data Corporation (“E-Data”) filed an action against the Company in the United States District Court for the Eastern District of Texas alleging that the Company sold articles over the internet via a system, process, and method that infringed E-Data’s United States Patent No. 4, 528, 643 (“the ‘643 Patent) and asked for monetary damages in connection therewith. The ‘643 Patent expired in January 2003. As a result, E-Data has not asked for, nor is E-Data entitled to, injunctive relief as against the Company. The Company believes that the action is without merit and that the resolution of this matter will not have a material adverse effect on its financial condition or results of operations.

The Company is subject to other litigation from time to time arising in the ordinary course of its business. The Company does not believe that any such litigation is likely, individually or in the aggregate, to have a material adverse effect on the financial condition of the Company.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

In August 2002, in connection with the hiring of Kurt A. Goszyk as Vice President, Engineering and Chief Technology Officer, the Company entered into a Stock Option Agreement pursuant to which the Company granted Mr. Goszyk an option to purchase 50,000 shares of common stock of the Company at an exercise price of $1.50 per share, the fair market value of the common stock on the date of the grant. Options with respect to one-fourth of the shares of common stock become exercisable on each of the first, second, third and fourth anniversaries of the date of grant. Exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), for the shares of common stock granted pursuant to such option is claimed under Section 4(2) of the Securities Act.

The Company has a $25 million secured financing facility with a commercial lender which expires on December 7, 2004. The facility contains certain financial covenants and restrictions on indebtedness, dividend payments, business combinations and other related items. As of June 30, 2004 no amounts were available for payment of dividends.

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

(b) Reports on Form 8-K

The Company filed a Form 8-K on May 20, 2003, in connection with a press release dated May 18, 2004 announcing earnings for the fiscal year ended March 31, 2004. On June 30, 2004 the Company filed a Form 8-K in connection with the three year extension of its licensing agreement with Adobe Systems, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

Date: August 13, 2004	/s/ Barry J. Lipsky
Barry J. Lipsky
President and Chief Executive Officer
(Duly Authorized Officer)

Date: August 13, 2004	/s/ Arnold D. Levitt
Arnold D. Levitt
Senior Vice President,
Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)