Form 10-Q
period 2004-09-30
FRANKLIN ELECTRONIC PUBLISHERS INC
filed 2004-11-15
CIK 356841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

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

COMMON STOCK OUTSTANDING AS OF NOVEMBER 5, 2004: 8,056,408 SHARES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2004	March 31, 2004
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,530	$2,217
Accounts receivable, less allowance for doubtful accounts of $703 and $802	9,490	7,110
Inventories	13,084	8,407
Prepaids and other assets	2,364	2,398

TOTAL CURRENT ASSETS	27,468	20,132

PROPERTY AND EQUIPMENT	6,733	6,587

OTHER ASSETS:
Deferred income tax asset	5,700	5,700
Trademark and goodwill	3,796	3,796
Software development costs	2,676	2,531
Other assets	4,222	4,369

TOTAL OTHER ASSETS	16,394	16,396

TOTAL ASSETS	$50,595	$43,115

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$13,801	$10,766
Revolving credit facility	5,146	2,375
Current portion of long-term liabilities - Other	133	48

TOTAL CURRENT LIABILITIES	19,080	13,189

LONG-TERM LIABILITIES:
Other liabilities	1,169	1,258

SHAREHOLDERS’ EQUITY:
Preferred stock, $2.50 par value, authorized 10,000,000 shares, issued and outstanding 4,579 ($4,579 liquidation value)	4,557	4,557
Common stock, $0.01 par value, authorized 50,000,000 shares, issued and outstanding, 8,053,033 and 7,944,232 shares	81	80
Additional paid in capital	50,168	50,047
Retained earnings (deficit)	(23,619)	(25,114)
Foreign currency translation adjustment	(841)	(902)

TOTAL SHAREHOLDERS’ EQUITY	30,346	28,668

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$50,595	$43,115

See notes to consolidated statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except for per share data)

(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
SALES	$16,246	$15,671	$32,236	$30,654

COST OF SALES	8,463	8,138	16,526	16,138

GROSS MARGIN	7,783	7,533	15,710	14,516

EXPENSES:
Sales and marketing	3,873	4,194	8,145	8,324
Research and development	873	681	1,755	1,403
General and administrative	1,769	1,732	3,704	3,244

Total operating expenses	6,515	6,607	13,604	12,971

OPERATING INCOME	1,268	926	2,106	1,545

Interest expense, net	(99)	(138)	(166)	(249)
Other, net	(145)	(36)	(110)	(248)

INCOME BEFORE INCOME TAXES	1,024	752	1,830	1,048
INCOME TAX PROVISION	79	5	106	21

NET INCOME	945	747	1,724	1,027

PREFERRED STOCK DIVIDEND	—	—	229	208

INCOME APPLICABLE TO COMMON SHAREHOLDERS	$945	$747	$1,495	$819

INCOME PER COMMON SHARE:
Basic	$0.12	$0.09	$0.19	$0.10

Diluted	$0.11	$0.09	$0.18	$0.10

WEIGHTED AVERAGE COMMON SHARES:
Basic	8,036	7,970	8,019	7,955

Diluted	8,494	8,341	8,472	8,287

See notes to consolidated statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except for share data)

	Common Stock		Additional Paid in Capital	Preferred Stock		Retained Earnings	Accumulated Other Comprehensive Income *	Total Shareholders’ Equity
	Shares	Amount		Shares	Amount
BALANCE - MARCH 31, 2004	7,994,232	$80	$50,047	4,579	$4,557	$(25,114)	$(902)	$28,668
Amortization of deferred compensation expense for shares issued for services			4					4
Issuance of common shares under employee stock option plan	58,801	1	117					118
Preferred stock dividend						(229)		(229)
Income for the period						1,724		1,724
Foreign currency translation adjustment							61	61

BALANCE - SEPTEMBER 30, 2004 (unaudited)	8,053,033	$81	$50,168	4,579	$4,557	$(23,619)	$(841)	$30,346

*	Comprehensive income, i.e., net income (loss), plus, or less, the change in foreign currency balance sheet translation adjustments, totaled $1,785 for the six months ended September 30, 2004.

See notes to consolidated statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$1,724	$1,027
ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Depreciation and amortization	1,480	1,587
Provision for losses on accounts receivable	87	76
Loss (gain) on disposal of property and equipment	(8)	(4)
Source (use) of cash from change in operating assets and liabilities:
Accounts receivable	(2,467)	(5,366)
Inventories	(4,676)	(1,129)
Prepaids and other assets	33	(53)
Accounts payable and accrued expenses	3,041	2,903
Other, net	3	(16)

NET CASH USED IN OPERATING ACTIVITIES	(783)	(975)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(648)	(682)
Proceeds from sale of property and equipment	10	24
Software development costs	(679)	(911)
Investment in MobiPocket	—	(527)
Change in other assets	(299)	(240)

NET CASH USED IN INVESTING ACTIVITIES	(1,616)	(2,336)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	2,772	3,374
Cash dividends on preferred stock	(229)	—
Proceeds from issuance of common shares	118	35
Other liabilities	(10)	(31)

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,651	3,378

EFFECT OF EXCHANGE RATE CHANGES ON CASH	61	182

INCREASE IN CASH AND CASH EQUIVALENTS	313	249

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,217	1,459

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,530	$1,708

See notes to consolidated statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands)

Reference is made to the financial statements included in the Company’s Annual Report (Form 10-K) filed with the Securities and Exchange Commission for the year ended March 31, 2004.

The financial statements for the periods ended September 30, 2004 and 2003 are unaudited and include all adjustments necessary to a fair presentation of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full year.

OPERATIONS

Under Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company’s operations are treated as one operating segment as it only reports profit and loss information on an aggregate basis to the chief operating decision maker of the Company. Information about the Company’s product sales are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
Product Sales	2004	2003	2004	2003
Reference	$13,897	$13,191	$28,559	$25,524
ROLODEX® Electronics	949	945	1,431	2,458
Seiko	872	1,183	1,539	1,987
eBookMan	374	115	422	209
Other	154	237	285	476

Total Sales	$16,246	$15,671	$32,236	$30,654

Approximate foreign sources of revenues including export sales were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
Product Sales	2004	2003	2004	2003
Europe	$3,206	$3,015	$6,073	$5,190
Other International	1,554	1,511	2,323	2,787

For the three month period ended September 30, 2004 one customer accounted for more than 10% of the Company’s revenue. Sales to the customer were approximately $1,838 and consisted of reference and Seiko products. For the three months ended September 30, 2003, and the six month periods ended September 2004 and 2003, no customer accounted for more than 10% of the Company’s revenues.

For the quarter ended September 30, 2004, three suppliers accounted for more than 10% of the Company’s purchases of its inventory. The three suppliers individually accounted for 13%, 17%

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands)

and 20% of inventory purchases. For the six months ended September 30, 2004, three suppliers accounted for more than 10% of the Company’s purchases of its inventory. The three suppliers individually accounted for 11%, 16% and 22% of inventory purchases.

For the quarter ended September 30, 2003, four suppliers accounted for more than 10% of the Company’s purchases of its inventory. The four suppliers individually accounted for 20%, 19%, 16% and 12% of inventory purchases. For the six months ended September 30, 2003, three suppliers accounted for more than 10% of the Company’s purchases of its inventory. Individually two suppliers each accounted for 18% of inventory purchases and the third supplier accounted for 14% of the Company’s inventory purchases.

The Company has multiple sources for all major reference products. During the six month period ended September 30, 2004, the Company used twelve different vendors to supply its reference products.

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

STOCK OPTIONS

At September 30, 2004, the Company had two stock-based employee compensation plans, Franklin’s 1988 Stock Option Plan, as amended, and Franklin’s 1998 Stock Option Plan, as amended. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, under which the Company has elected to follow the disclosure only alternative to accounting for its stock based compensation. Accordingly, no compensation is reflected in net income on the issuance of employee stock options at market value on the date of grant.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands)

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, to stock-based employee compensation:

	Three months ended September 30,		Six months ended September 30,
	2004	2003	2004	2003
Reported net income	$945	$747	$1,724	$1,027
Deduct:
Total stock-based employee compensation expense determined under the fair value based method	(215)	(358)	(430)	(716)

Pro forma net income	$730	$389	$1,294	$311

(a) Earnings per share:
Basic-as reported	$0.12	$0.09	$0.19	$0.10
Basic- pro forma	$0.09	$0.05	$0.16	$0.04

Diluted – as reported	$0.11	$0.09	$0.18	$0.10
Diluted – pro forma	$0.09	$0.05	$0.15	$0.04

(a)	After preferred stock dividends of $229 and $208 for the six-month periods ended June 30, 2004 and 2003 respectively.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2004 compared with three months ended September 30, 2003:

Net Sales

Sales of $16,246 for the quarter ended September 30, 2004, increased by $575 from sales of $15,671 for the same quarter last year. The higher sales in the quarter were primarily attributable to increased reference product sales of $706 and higher eBookMan closeout sales of $259 which were offset in part by a decline in Seiko product sales of $311. The increase in reference product sales was mainly due to higher sales in the US Consumer and European markets of $800 and $245 respectively. These increases were partially offset by a decline in OEM reference sales of $242 and a reduction of $74 in US direct reference sales. The decline in sales of Seiko products was due to lower sales to US retailers.

Gross Margin

The gross margin percentage for the quarter ended September 30, 2004 was approximately equivalent to the gross margin percentage in the same period last year while gross margin dollars increased by $250 due to higher sales. The Company’s sales mix was comparable to the prior year period with the lower margin ROLODEX ® Electronics products accounting for 6% of sales in both the current and prior year quarters. The margin percentage benefited from the results of the Company’s European subsidiaries, as their revenues were helped by the strengthening Euro and British pound while their cost of sales remained fixed in US dollars. These gains were offset by a shift in divisional sales mix as the US Direct, OEM and Medical divisions, which typically enjoy higher margins, accounted for only 13% of domestic sales in the current year compared with 17% last year.

Operating Expenses

Total operating expenses decreased to $6,515 in the current quarter from $6,607 in the same period last year. Sales and marketing expense decreased to $3,873 (24% of sales) from $4,194 (27% of sales) last year due primarily to a decrease in trade advertising and promotions of $269. Research and development expense increased by $192 to $873 (5% of sales) from $681 (4% of sales) last year as increased consulting and outside engineering costs of $320 and $57 respectively were partially offset by the deferral of $233 of costs related to work on specific contracts for which the revenue and related expenses will be recognized in future periods. General and administrative expense increased by $37 to $1,769 (11% of sales) compared with $1,732 (11% of sales) in the prior year.

Interest Expense, net

Interest expense, net declined to $99 in the current period from $138 last year because of lower levels of debt outstanding.

Other, net

Other, net was a loss of $145 for the quarter ended September 30, 2004 compared with a loss of $36 in the same period last year. The change is due primarily to a loss on the Company’s hedging program of $126 in the quarter ended September 30, 2004 as a result of the weakening dollar, as compared to a loss of $44 in the same quarter last year and loss of $60 on the repatriation of funds from the Company’s foreign subsidiaries in the quarter ended September 30, 2004. The losses were partially offset by equity income of $46 on the Company’s 25% investment in MobiPocket.

The Company maintains a program of selling Euros at current rates for future settlement in order to protect the dollar value of sales generated by foreign subsidiaries. Gains or losses on these contracts are offset by the effect of the foreign exchange rate changes on the underlying transactions, primarily the revenue generated and expenses incurred by the Company’s European subsidiaries.

Net Income

For the quarter ended September 30, 2004, net income increased by $198 to $945 from $747 in the same period last year. The increase is primarily due to increased sales of $575 which resulted in higher gross margin dollars of $250, reduced operating expenses of $92 and lower interest expense of $39 resulting from reduced debt levels. These gains were partly offset by higher foreign exchange losses of $126 on the Company’s hedging program and higher income tax accruals of $74.

Six months ended September 30, 2004 compared with six months ended September 30, 2003:

Net Sales

Sales of $32,236 for the six months ended September 30, 2004, increased by $1,582 from sales of $30,654 for the same period last year. The higher sales in the period were primarily attributable to increased reference product sales of $3,035 which were offset in part by a decline in sales of Seiko and ROLODEX ® Electronics products of $448 and $1,027 respectively. The increase in reference product sales was mainly due to higher sales in the US Consumer and European markets of $3,110 and $1,021 respectively. These increases were partially offset by a decline in OEM sales of $494, a reduction of $323 in US direct sales and a decline in Medical and export sales of $73 and $181 respectively. The decline in Seiko and ROLODEX ® Electronics products occurred mainly in the US Consumer division where sales of these product lines decreased by $458 and $848 respectively.

Gross Margin

The gross margin percentage for the six months ended September 30, 2004 was 49% of sales compared with 47% sales in the same period last year while gross margin dollars increased by $1,194. Of the increase in the gross margin dollar amount, $445 is attributable to the higher margin percentage while $749 is due to higher year-over-year sales. The margin percentage benefited from the results of the Company’s European subsidiaries, as their revenues were helped by the strengthening Euro and British pound while their cost of sales remained fixed in US dollars. In addition, the margin was helped by a shift in the Company’s sales mix with lower margin ROLODEX ® Electronics products accounting for only 4% of sales in the six months ended September 30, 2004 compared with 8% in the same period last year. As discussed above, these gains were partly offset by a shift in divisional sales mix as the higher margin US Direct, OEM and Medical divisions accounted for only 12% of domestic sales in the current year compared with 17% last year.

Operating Expenses

Total operating expenses increased to $13,604 in the current period from $12,971 in the same period last year. Sales and marketing expense decreased to $8,145 (25% of sales) from $8,324 (27% of sales) last year. The decrease in sales and marketing expense was due primarily to a decrease in trade advertising and promotions of $181. Research and development expense increased by $352 to $1,755 (5% of sales) from $1,403 (5% of sales) last year due primarily to increased personnel costs of $86 and higher consulting and outside engineering costs of $317 and $44 respectively. General and administrative expense increased by $460 to $3,704 (11% of sales) compared with $3,244 (11% of sales) in the prior year due primarily to higher personnel costs of $276, increased bad debt provisions of $70 and higher travel and entertainment expense of $75. The increased personnel costs are primarily due to increased medical benefits expense of $92 and higher incentive bonus accruals of $206 directly related to the year-over-year increase in the Company’s pre-tax income.

Interest Expense, net

Interest expense, net declined to $166 in the current period from $249 last year because of lower levels of debt outstanding.

Other, net

Other, net was a loss of $110 for the six months ended September 30, 2004 compared with a loss of $248 in the same period last year. The change is due primarily to reduced losses on the Company’s hedging program which were $87 in the six months ended September 30, 2004 compared with $286 in the same period last year and equity income in the current year of $46 on the Company’s 25% investment in MobiPocket. These improvements were partially offset by losses of $58 on the repatriation of funds from the Company’s foreign subsidiaries in the six months ended September 30, 2004 compared with a gain of $30 last year.

The Company maintains a program of selling Euros at current rates for future settlement in order to protect the dollar value of sales generated by foreign subsidiaries. Gains or losses on these contracts are offset by the effect of the foreign exchange rate changes on the underlying transactions, primarily the revenue generated and expenses incurred by the Company’s European subsidiaries.

Net Income

For the six months ended September 30, 2004, net income increased by $697 to $1,724 from $1,027 in the same period last year. The increase is primarily due to improved gross margin, on a higher revenue base, of $1,582 and reduced losses on the Company’s hedging program of $199, and lower interest expense of $83 resulting form reduced debt levels. These improvements were partly offset by increased operating expenses of $633 and higher income tax accruals of $85

Changes in Financial Condition

Accounts receivable increased by $2,380 to $9,490 at September 30, 2004 from $7,110 at March 31, 2004 primarily because of a seasonal increase in sales of $3,937 during the September 2004 quarter compared with the March 2004 quarter. Inventory increased by $4,677 to $13,084 on September 30, 2004 from $8,407 on March 31, 2004 due to normal seasonal increases as the Company builds inventory for the holiday selling season. Accounts payable and the balance of the Company’s borrowings under its credit facility increased by $3,035 and $2,771 respectively, from March 31, 2004 because of seasonal inventory and cash requirements.

Liquidity and Capital Resources

The Company has a $25,000 secured financing facility with a commercial lender which expires on December 7, 2004. Borrowings under the revolving credit facility bear interest at the bank’s prime rate (4.75% at September 30, 2004) plus 3/4% and real property and equipment advances under the facility bear interest at the rate of prime plus 1½%. As of September 30, 2004 the Company had real property advances outstanding of $2,995 and no equipment advances. The facility contains certain financial covenants and restrictions on indebtedness, dividend payments, business combinations and other related items. On June 9, 2004, the Company received a waiver from its lender allowing the Company to pay the preferred stock dividend due June 30, 2004 in cash. As of September 30, 2004 no other amounts were available for payment of dividends. On November 12, 2004, the Board of Directors approved a dividend of $229 on the Preferred Stock payable on December 31, 2004, and the redemption prior to December 31, 2004 of 1,145 shares of the Preferred Stock at a cost of $1,145. Borrowings are collateralized by substantially all assets of the Company. On September 30, 2004 the Company had an aggregate outstanding balance of $5,146 under the facility and remains in compliance with all covenants. As the current facility expires on December 7, 2004, amounts outstanding under the facility as of September 30, 2004 and March 31, 2004 are classified as current liabilities.

The Company relies primarily on its revolving credit facility to supplement operating cash flow to meet its financing needs. The amount of credit available under the facility at any time is based upon a formula applied to the Company’s accounts receivable, inventory, real estate, and certain capital equipment. As of September 30, 2004, there was credit available of $13,277, of which $5,146 was drawn down and $8,131 remained available. The Company’s credit availability and borrowings under the facility fluctuate during the year because of the seasonal nature of the business. During the year ended March 31, 2004, maximum availability and borrowings under the facility approximated $16,800 and $10,500 respectively. The Company does not have any significant capital leases and anticipates that depreciation and amortization for fiscal 2005 will exceed planned capital expenditures.

The Company has signed a commitment letter from another commercial lender under which the new lender will provide a three year secured credit facility in the amount of $20,000 to replace the existing facility on December 7, 2004, subject to due diligence and documentation of the facility. Interest under the new facility is determined by a pricing grid based on certain financial ratios of the Company. The initial interest rate under this grid will be the bank’s prime rate less 1/2% for both the revolving credit and real estate advance portions of the facility. The amount of credit available under the facility at any time will be based upon a formula applied to the Company’s accounts receivable, inventory and real estate. The facility will be secured by all of the Company’s assets.

Management believes that cash flow from operations and the new secured financing facility will be adequate to provide for the Company’s liquidity and capital needs for the foreseeable future.

The Company has no material commitments for capital expenditures in the next twenty-four months.

Seasonality

The Christmas selling season (October, November and December) and the “back to school” season (August to mid-September) are the strongest selling periods at retail for the Company’s products.

Future Income Tax Benefits

Because of net operating loss carryforwards, no federal income taxes have been provided during the quarter ending September 30, 2004. The Company’s deferred tax asset of $5,700 represents the amount that the Company believes that it can reasonably expect to utilize in the foreseeable future.

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

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2004 (the end of the period covered by this report), the Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including the Company’s subsidiaries) required to be included in periodic reports filed under the Securities Exchange Act of 1934.

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

No change occurred in the Company’s internal controls concerning financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has a $25 million secured financing facility with a commercial lender which expires on December 7, 2004. The facility contains certain financial covenants and restrictions on indebtedness, dividend payments, business combinations and other related items. As of September 30, 2004 no amounts were available for payment of dividends.

The Company awarded approximately 8,250 shares of common stock to certain employees of the Company on November 9, 2003. These shares were awarded pursuant to the Company’s Restricted Stock Plan, as Amended and Restated (the “Restricted Stock Plan”). Exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), for the issuance of such shares is claimed under Section 4(2) of the Securities Act. Employees vest in their unrestricted ownership of these shares after three years in accordance with the Restricted Stock Plan vesting provisions. Employees will forfeit all non vested shares upon departure from the Company. The value of these shares at the grant date was approximately $26 and the related compensation charge is being expensed over the vesting period. As of September 30, 2004, approximately 4,000 additional shares remain reserved for future issuance under the Restricted Stock Plan.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Annual Meeting of Shareholders of the Company was held on August 25, 2004. Reference is made to the Company’s Proxy Statement furnished to shareholders in connection with the solicitation of proxies in connection with that Annual Meeting. In connection with the annual election of directors, eight incumbent directors were re-elected with Edward H. Cohen receiving 8,020,899 votes with 68,547 votes withheld; Barry Lipsky receiving 8,082,899 with 6,547 votes withheld; Leonard M. Lodish receiving 8,048,799 with 40,647 votes withheld; William H. Turner receiving 8,046,799 votes with 42,647 votes withheld; Howard L. Morgan receiving 7,798,356 with 291,090 votes withheld; James Meister receiving 7,796,256 votes with 293,190 votes withheld; Jerry R. Schubel receiving 8,048,599 votes with 40,847 votes withheld; and James H. Simons receiving 7,798,156 votes with 291,290 votes withheld. Shareholders ratified the appointment of Radin, Glass & Co. as auditors for the Company’s 2005 fiscal year by vote of 8,048,954 in favor, 35,200 votes against, and 5,292 abstentions.

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

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

Date: November 15, 2004	/s/ Barry J. Lipsky
Barry J. Lipsky
President and Chief Executive Officer
(Duly Authorized Officer)

Date: November 15, 2004	/s/ Arnold D. Levitt
Arnold D. Levitt
Senior Vice President,
Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)