Form 10-Q
period 2004-12-31
FRANKLIN ELECTRONIC PUBLISHERS INC
filed 2005-02-14
CIK 356841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2004

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

COMMON STOCK OUTSTANDING AS OF FEBRUARY 7, 2005: 8,065,922 SHARES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2004	March 31, 2004
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,290	$2,217
Accounts receivable, less allowance for doubtful accounts of $759 and $802	10,957	7,110
Inventories	8,798	8,407
Prepaids and other assets	2,445	2,398

TOTAL CURRENT ASSETS	24,490	20,132

PROPERTY AND EQUIPMENT	6,618	6,587

OTHER ASSETS:
Deferred income tax asset	5,700	5,700
Trademark and goodwill	3,796	3,796
Software development costs	2,736	2,531
Other assets	4,206	4,369

TOTAL OTHER ASSETS	16,438	16,396

TOTAL ASSETS	$47,546	$43,115

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$12,194	$10,766
Revolving credit facility	—	2,375
Current portion of long-term liabilities - Other	131	48

TOTAL CURRENT LIABILITIES	12,325	13,189

LONG-TERM LIABILITIES:
Revolving credit facility	3,497	—
Other liabilities	1,156	1,258

TOTAL LONG-TERM LIABILITIES	4,653	1,258

SHAREHOLDERS’ EQUITY:
Preferred stock, $2.50 par value, authorized 10,000,000 shares, issued and outstanding 3,434 ($3,434 liquidation value) and 4,579 ($4,579 liquidation value)	3,412	4,557
Common stock, $0.01 par value, authorized 50,000,000 shares, issued and outstanding, 8,064,672 and 7,944,232 shares	81	80
Additional paid in capital	50,196	50,047
Retained earnings (deficit)	(22,439)	(25,114)
Foreign currency translation adjustment	(682)	(902)

TOTAL SHAREHOLDERS’ EQUITY	30,568	28,668

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$47,546	$43,115

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except for per share data)

(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
SALES	$19,174	$18,873	$51,410	$49,527

COST OF SALES	9,807	9,636	26,333	25,774

GROSS MARGIN	9,367	9,237	25,077	23,753

EXPENSES:
Sales and marketing	4,929	4,961	13,074	13,285
Research and development	953	867	2,708	2,270
General and administrative	1,761	1,851	5,465	5,095

Total operating expenses	7,643	7,679	21,247	20,650

OPERATING INCOME	1,724	1,558	3,830	3,103
Interest expense, net	(92)	(128)	(258)	(377)
Other, net	(155)	(100)	(265)	(348)

INCOME BEFORE INCOME TAXES	1,477	1,330	3,307	2,378
INCOME TAX PROVISION	68	(58)	174	(37)

NET INCOME	1,409	1,388	3,133	2,415

PREFERRED STOCK DIVIDEND	229	218	458	426

INCOME APPLICABLE TO COMMON SHAREHOLDERS	$1,180	$1,170	$2,675	$1,989

INCOME PER COMMON SHARE:
Basic	$0.15	$0.15	$0.33	$0.25

Diluted	$0.14	$0.14	$0.31	$0.24

WEIGHTED AVERAGE COMMON SHARES:
Basic	8,058	7,971	8,050	7,962

Diluted	8,616	8,343	8,545	8,328

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except for share data)

	Common Stock		Additional Paid in Capital	Preferred Stock		Retained Earnings	Accumulated Other Comprehensive Income *	Total Shareholders’ Equity
	Shares	Amount		Shares	Amount
BALANCE - MARCH 31, 2004	7,994,232	$80	$50,047	4,579	$4,557	$(25,114)	$(902)	$28,668
Amortization of deferred compensation expense for shares issued for services			6					6
Issuance of common shares under employee stock option plan	70,440	1	143					144
Preferred stock dividend						(458)		(458)
Redemption of preferred shares				(1,145)	(1,145)			(1,145)
Income for the period						3,133		3,133
Foreign currency translation adjustment							220	220

BALANCE - DECEMBER 31, 2004 (unaudited)	8,064,672	$81	$50,196	3,434	$3,412	$(22,439)	$(682)	$30,568

*	Comprehensive income, i.e., net income (loss), plus, or less, the change in foreign currency balance sheet translation adjustments, totaled $3,353 for the nine months ended December 31, 2004.

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended December 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$3,133	$2,415
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Depreciation and amortization	2,173	2,443
Provision for losses on accounts receivable	129	137
Loss (gain) on disposal of property and equipment	14	(5)
Equity in earnings of associated companies	(46)	(55)
Source (use) of cash from change in operating assets and liabilities:
Accounts receivable	(3,977)	(5,895)
Inventories	(390)	2,109
Prepaids and other assets	(47)	(98)
Accounts payable and accrued expenses	1,431	1,136
Other, net	(17)	(38)

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,403	2,149

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(789)	(832)
Proceeds from sale of property and equipment	11	25
Software development costs	(969)	(1,261)
Investment in MobiPocket	—	(527)
Change in other assets	(445)	(323)

NET CASH USED IN INVESTING ACTIVITIES	(2,192)	(2,918)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	1,123	1,076
Cash dividends on preferred stock	(458)	—
Proceeds from issuance of common shares	144	35
Redemption of preferred shares	(1,145)	—
Other liabilities	(23)	(40)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(359)	1,071

EFFECT OF EXCHANGE RATE CHANGES ON CASH	221	461

INCREASE IN CASH AND CASH EQUIVALENTS	73	763

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,217	1,459

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,290	$2,222

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands)

Reference is made to the financial statements included in the Company’s Annual Report (Form 10-K) filed with the Securities and Exchange Commission for the year ended March 31, 2004.

The financial statements for the periods ended December 31, 2004 and 2003 are unaudited and include all adjustments necessary to a fair presentation of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full year.

OPERATIONS

Under Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company’s operations are treated as one operating segment as it only reports profit and loss information on an aggregate basis to the chief operating decision maker of the Company. Information about the Company’s product sales are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
Product Sales	2004	2003	2004	2003
Reference	$17,263	$15,996	$45,822	$41,520
ROLODEX® Electronics	800	1,457	2,231	3,915
Seiko	941	1,118	2,480	3,105
eBookMan	25	97	447	306
Other	145	205	430	681

Total Sales	$19,174	$18,873	$51,410	$49,527

Approximate foreign sources of revenues including export sales were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
Product Sales	2004	2003	2004	2003
Europe	$5,041	$4,697	$11,114	$9,887
Other International	1,732	2,266	4,055	5,053

For the three and nine month periods ended December 31, 2004 and 2003 , no customer accounted for more than 10% of the Company’s revenues.

For the quarter ended December 31, 2004, three suppliers accounted for more than 10% of the Company’s purchases of its inventory. The three suppliers individually accounted for 11%, 15% and 32% of inventory purchases. For the nine months ended December 31, 2004, two suppliers accounted for more than 10% of the Company’s purchases of its inventory. The two suppliers individually accounted for 13% and 19% of inventory purchases.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands)

For the quarter ended December 31, 2003, three suppliers accounted for more than 10% of the Company’s purchases of its inventory. The three suppliers individually accounted for 20%, 17%, and 16% of inventory purchases. For the nine months ended December 31, 2003, four suppliers accounted for more than 10% of the Company’s purchases of its inventory. Individually two suppliers each accounted for 12% of inventory purchases and the other two accounted for 15% and 17% of the Company’s inventory purchases.

The Company has multiple sources for all major reference products. During the nine month period ended December 31, 2004, the Company used twelve different vendors to supply its reference products.

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

STOCK OPTIONS

At December 31, 2004, the Company had two stock option-based employee compensation plans, Franklin’s 1988 Stock Option Plan, as amended, and Franklin’s 1998 Stock Option Plan, as amended. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, under which the Company has elected to follow the disclosure only alternative to accounting for its stock based compensation. Accordingly, no compensation is reflected in net income on the issuance of employee stock options at market value on the date of grant.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands)

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, to stock-based employee compensation:

	Three months ended December 31,		Nine months ended December 31,
	2004	2003	2004	2003
Reported net income	$1,409	$1,388	$3,133	$2,415
Deduct:
Total stock-based employee compensation expense determined under the fair value based method	(244)	(357)	(674)	(1,073)

Pro forma net income	$1,165	$1,031	$2,459	$1,342

(a) Earnings per share:
Basic-as reported	$0.15	$0.15	$0.33	$0.25
Basic-pro forma	$0.12	$0.10	$0.25	$0.12

Diluted – as reported	$0.14	$0.14	$0.31	$0.24
Diluted – pro forma	$0.11	$0.10	$0.23	$0.11

(a)	After preferred stock dividends of $229 and $218 for the quarters ended December 31, 2004 and 2003 respectively and $458 and $426 for the nine month periods ended December 31, 2004 and 2003 respectively.

PREFERRED STOCK

On December 30, 2004, the Company paid a dividend of $229 on its Preferred Stock and redeemed 1,145 shares of the Preferred Stock at a cost of $1,145.

REVOLVING CREDIT FACILITY

On December 7, 2004, the Company entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association (“PNC”). The Credit Agreement with PNC replaces a financing arrangement that expired on its terms on December 7, 2004. The Credit Agreement provides for a $20,000 revolving credit facility (the “Loan”) with a sublimit of $3,000 for acquisitions by the Company. At the Company’s option, Loans under the Credit Agreement will be either Domestic Rate Loans based on PNC’s Base Rate with the interest rate varying from the PNC Base Rate minus 50 basis points to the PNC Base Rate plus 50 basis points or LIBOR Rate Loans with the interest rate varying from LIBOR plus 100 basis points to LIBOR plus 225 basis points depending upon the ratio of the Company’s Funded Debt to EBITDA and the composition of collateral provided. Loans under the Credit Agreement are secured by all of the assets of the Company. The Credit Agreement contains certain financial covenants and restrictions on indebtedness, business combinations and other related items. PNC may terminate its obligation to advance and may declare the unpaid balance of the Loan, or any part thereof, immediately due and payable upon the occurrence and during the continuance of customary defaults which include payment default, covenant defaults, bankruptcy type defaults, liens, judgments and the occurrence of certain material adverse events.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs” (SFAS 151). This Statement clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs and wasted material spoilage and is effective for fiscal years beginning after June 15, 2005. The Company is in the process of reviewing this Statement to determine whether there will be any future effect on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” (SFAS 153). This Statement addresses the measurement of exchanges of nonmonetary assets and is effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. The adoption of SFAS 153 will not have a material effect on the Company’s consolidated financial position or results of operations.

In December 2004, FASB issued SFAS No. 123 (R), “Share-Based Payment” (SFAS 123(R)), which requires that all share-based payments to employees, including the grants of employee stock options, be recognized in the financial statements based on their fair values. This statement is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. The Company plans to adopt this statement for the interim period ending September 30, 2005. The Company is in the process of determining the impact that adopting this statement will have on future financial statements. If the Company had adopted this statement for the three and nine months periods ended December 31, 2004, the Company would have recognized an additional expense based on the fair value of the stock options granted of $244 and $674 respectively (see pro forma information above under “Stock Options”).

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

RESULTS OF OPERATIONS

Three months ended December 31, 2004 compared with three months ended December 31, 2003:

Under a series of agreements with Seiko Instruments, Inc. (SII) and Seiko UK Ltd. (“Seiko UK”), the Company appointed Seiko UK as its distributor in the United Kingdom for a period of five years commencing on October 1, 2004. The Company will close its office in the UK in March 2005 and estimates it will incur approximately $850 of close-down costs, approximately half of which is severance. As part of these agreements, Seiko Instruments, Inc. will make a non-recurring payment to the Company of $700, which amount will be offset against the closedown costs in the Company’s consolidated statement of operations.

Net Sales

Sales of $19,174 for the quarter ended December 31, 2004, increased by $301 from sales of $18,873 for the same quarter last year. The higher sales in the quarter were primarily attributable to increased reference product sales of $1,267 which were offset in part by a decline in ROLODEX ® Electronics product sales of $657, lower Seiko product sales of $177 and reduced eBookMan sales of $72. The increase in reference product sales was mainly due to an increase in sales in the US Consumer and European markets of $1,265 and $505 respectively. These increases were partially offset by a decline in OEM reference sales of $602 and a reduction of $56 in US direct reference sales. The decline in sales of Seiko products was due to lower sales to US retailers.

Gross Margin

The gross margin percentage for the quarter ended December 31, 2004 was approximately equivalent to the gross margin percentage in the same period last year while gross margin dollars increased by $130 due to higher sales. While the Company’s gross margin percentage benefited from the strengthening Euro and a product mix in which lower margin ROLODEX ® Electronics products accounted for 4% of sales in the current year compared with 8% in the same period last year, these gains were offset by lower margins in the UK as the Company began distributing its product through its distributor, Seiko UK, in that region. The lower margins on the UK sales are offset in turn by reduced operating expenses in that region as discussed below.

Operating Expenses

Total operating expenses decreased to $7,643 in the current quarter from $7,679 in the same period last year. Sales and marketing expense decreased to $4,929 (26% of sales) from $4,961 (26% of sales) last year due primarily to a decrease in personnel costs of $299 resulting from the reorganization of the Company’s European operations as the Company began distributing its product through Seiko UK in that region. This decrease was partially offset by higher consulting costs of $124, increased commissions expense of $80 and higher advertising and promotions expense of $86. Research and development expense increased by $86 to $953 (5% of sales) from $867 (5% of sales) last year as increased consulting and outside engineering costs of $111 and $25 respectively were partially offset by the deferral of $184 of costs related to work on specific contracts for which the revenue and related expenses will be recognized in future periods. General and administrative expense decreased by $90 to $1,761 (9% of sales) compared with $1,851 (10% of sales) in the prior year due primarily to lower personnel costs of $62 also resulting from the reorganization of the Company’s European operations.

Interest Expense, net

Interest expense, net declined to $92 in the current period from $128 last year because of lower levels of debt outstanding.

Other, net

Other, net was a loss of $155 for the quarter ended December 31, 2004 compared with a loss of $100 in the same period last year. The change is due primarily to equity income on the Company’s 25% investment in MobiPocket which was $55 higher in the prior year. While the loss on the Company’s hedging program increased by $33 to $307 in the quarter ended December 31, 2004 compared with $274 in the same period last year as a result of the weakening dollar, the loss was mostly offset by larger gains on the repatriation of funds from the Company’s foreign subsidiaries which increased to $140 from $118 in the same period last year.

The Company maintains a program of selling Euros at current rates for future settlement in order to protect the dollar value of sales generated by foreign subsidiaries. Gains or losses on these contracts are offset by the effect of the foreign exchange rate changes on the underlying transactions, primarily the revenue generated and expenses incurred by the Company’s European subsidiaries.

Net Income

For the quarter ended December 31, 2004, net income increased by $21 to $1,409 from $1,388 in the same period last year. The increase is primarily due to increased sales of $301 which resulted in higher gross margin dollars of $130, lower operating expenses of $36 and decreased interest expense of $36 resulting from reduced debt levels. These gains were partly offset by higher tax accruals of $126.

Nine months ended December 31, 2004 compared with nine months ended December 31, 2003:

Net Sales

Sales of $51,410 for the nine months ended December 31, 2004, increased by $1,883 from sales of $49,527 for the same period last year. The higher sales in the period were primarily attributable to increased reference product sales of $4,302 which were offset in part by a decline in sales of Seiko and ROLODEX ® Electronics products of $625 and $1,684 respectively. The increase in reference product sales was mainly due to higher sales in the US Consumer and European markets of $4,376 and $1,525 respectively. These increases were partially offset by a decline in OEM sales of $1,096, a reduction of $379 in US direct sales and a decline in export sales of $178. The decline in ROLODEX ® Electronics products occurred mainly in the US Consumer and European markets where sales of these products decreased by $1,338 and $252 respectively.

Gross Margin

The gross margin percentage for the nine months ended December 31, 2004 was 49% of sales compared with 48% sales in the same period last year while gross margin dollars increased by $1,324. Of the increase in the gross margin dollar amount, $421 is attributable to the higher margin percentage while $903 is due to higher year-over-year sales. The margin percentage benefited from the results of the Company’s European subsidiaries, as their revenues were helped by the strengthening Euro and British pound while their cost of sales remained fixed in US dollars. In addition, the margin was helped by a shift in the Company’s sales mix with lower margin ROLODEX ® Electronics products accounting for only 4% of sales in the nine months ended December 31, 2004 compared with 8% in the same period last year. These gains were partially offset by lower margins in the UK as the Company began distributing its product through its distributor, Seiko UK, in that region. The lower margins on the UK sales are offset in turn by reduced operating expenses in that region.

Operating Expenses

Total operating expenses increased to $21,247 in the current period from $20,650 in the same period last year. Sales and marketing expense decreased to $13,074 (25% of sales) from $13,285 (27% of sales) last year. The decrease in sales and marketing expense was due primarily to a decrease in personnel costs of $299 resulting from the reorganization of the Company’s European operations and lower spending on shows and exhibits of $79 partly offset by higher consulting cost of $211. Research and development expense increased by $438 to $2,708 (5% of sales) from $2,270 (5% of sales) last year due primarily to higher consulting and outside engineering costs of $429 and $69 respectively. General and administrative expense increased by $370 to $5,465 (11% of sales) compared with $5,095 (10% of sales) in the prior year due primarily to higher personnel costs of $165, increased bad debt provisions of $109, higher travel and entertainment expense of $80 and higher consulting expense of $131. The increased personnel costs are primarily due to higher incentive bonus accruals of $241 directly related to the year-over-year increase in the Company’s pre-tax income.

Interest Expense, net

Interest expense, net declined to $258 in the current period from $377 last year because of lower levels of debt outstanding.

Other, net

Other, net was a loss of $265 for the nine months ended December 31, 2004 compared with a loss of $348 in the same period last year. The change is due primarily to reduced losses on the Company’s hedging program which were $394 in the nine months ended December 31, 2004 compared with $560 in the same period last year, partially offset by reduced gains on the repatriation of funds from the Company’s foreign subsidiaries of $82 for the nine months ended December 31, 2004 compared with $148 for the same period last year. Equity income on the Company’s 25% investment in MobiPocket was $46 for the nine months ended December 31, 2004 compared with $55 in the same period last year.

The Company maintains a program of selling Euros at current rates for future settlement in order to protect the dollar value of sales generated by foreign subsidiaries. Gains or losses on these contracts are offset by the effect of the foreign exchange rate changes on the underlying transactions, primarily the revenue generated and expenses incurred by the Company’s European subsidiaries.

Net Income

For the nine months ended December 31, 2004, net income increased by $718 to $3,133 from $2,415 in the same period last year. The increase is primarily due to higher sales and an improved gross margin percentage which resulted in higher gross margin dollars of $1,324, reduced losses on the Company’s hedging program of $166 and lower interest expense of $119 resulting from reduced debt levels. These improvements were partly offset by increased operating expenses of $597 and higher tax accruals of $211.

Changes in Financial Condition

Accounts receivable increased by $3,847 to $10,957 at December 31, 2004 from $7,110 at March 31, 2004 primarily because of a seasonal increase in sales of $6,865 during the December 2004 quarter compared with the March 2004 quarter. For the nine months ended December 31, 2004 inventory increased by $390 compared with a decrease of $2,109 in the same period last year. The decrease in the prior year was the result of an inventory reduction program by the Company which resulted in a total decrease in inventory of $3,602 in the twelve month period ending March 31, 2004. Accounts payable and the balance of the Company’s borrowings under its credit facility increased by $1,428 and $1,122 respectively, from March 31, 2004 because of seasonal cash requirements.

Liquidity and Capital Resources

On December 7, 2004, the Company entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association (“PNC”). The Credit Agreement with PNC replaces a financing arrangement that expired by its terms on December 7, 2004. The Credit Agreement provides for a $20,000 revolving credit facility (the “Loan”) with a sublimit of $3,000 for acquisitions by the Company. At the Company’s option, Loans under the Credit Agreement will be either Domestic Rate Loans based on PNC’s Base Rate with the interest rate varying from the PNC Base Rate minus 50 basis points to the PNC Base Rate plus 50 basis points or LIBOR Rate Loans with the interest rate varying from LIBOR plus 100 basis points to LIBOR plus 225 basis points depending upon the ratio of the Company’s Funded Debt to EBITDA and the composition of collateral provided. Loans under the Credit Agreement are secured by all of the assets of the Company. The Credit Agreement contains certain financial covenants and restrictions on indebtedness, business combinations and other related items. PNC may terminate its obligation to advance and may declare the unpaid balance of the Loan, or any part thereof, immediately due and payable upon the occurrence and during the continuance of customary defaults which include payment default, covenant defaults, bankruptcy type defaults, liens, judgments and the occurrence of certain material adverse events.

The Company relies primarily on its revolving credit facility to supplement operating cash flow to meet its financing needs. The amount of credit available under the facility at any time is based upon a formula applied to the Company’s accounts receivable, inventory and real estate. As of December 31, 2004, there was credit available of $12,844, of which $3,497 was drawn down and $9,347 remained available. The Company’s credit availability and borrowings under the facility will fluctuate during the year because of the seasonal nature of the business. During the year ended March 31, 2004, maximum availability and borrowings under the Company’s previous facility approximated $16,800 and $10,500 respectively.

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

On December 30, 2004, the Company paid a dividend of $229 on its Preferred Stock and redeemed 1,145 shares of the Preferred Stock at a cost of $1,145.

Seasonality

The “back to school” season (August to mid-September) and Christmas selling season (October, November and December) are the strongest selling periods at retail for the Company’s products.

Future Income Tax Benefits

Because of net operating loss carryforwards, no US federal income taxes have been provided during the quarter ending December 31, 2004. The Company’s deferred tax asset of $5,700 represents the amount that the Company believes that it can reasonably expect to utilize in the foreseeable future.

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

As of December 31, 2004 (the end of the period covered by this report), the Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including the Company’s subsidiaries) required to be included in periodic reports filed under the Securities Exchange Act of 1934.

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

No change occurred in the Company’s internal controls concerning financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The Company has a $20 million secured financing facility with a commercial lender which expires on December 7, 2007. The facility contains certain financial covenants and restrictions on indebtedness, business combinations and other related items.

Purchase of Preferred Shares

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 30, 2004	1,145	$1,000	0	0

ITEM 5.	OTHER INFORMATION

ROLODEX® is a registered trademark of Berol Corporation, a subsidiary of Newell Rubbermaid, Inc. Seiko® is registered trademark of Seiko, Inc.

ITEM 6.	EXHIBITS

(a) Exhibits

10.1*	Revolving Credit and Security Agreement by and among the Company, Franklin Electronic Publishers (Europe) LTD., Franklin Electronic Publishers (Deutschland) GMBH and PNC Bank, National Association, dated December 7, 2004.

31.1*	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

Date: February 14, 2005	/s/ BARRY J. LIPSKY
Barry J. Lipsky
President and Chief Executive Officer (Duly Authorized Officer)

Date: February 14, 2005	/s/ ARNOLD D. LEVITT
Arnold D. Levitt
Senior Vice President,
Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)