Form 10-K
period 2005-03-31
FRANKLIN ELECTRONIC PUBLISHERS INC
filed 2005-06-29
CIK 356841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS

13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2005

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

As of June 15, 2005 approximately 8,125,410 shares of common stock of the registrant were outstanding and the aggregate market value of common stock held by non-affiliates was approximately $19,190,000.

The registrant’s Proxy Statement for its 2005 annual meeting of shareholders is hereby incorporated by reference into Part III of this Form 10-K.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

INDEX TO ANNUAL REPORT ON FORM 10-K FILED WITH

THE SECURITIES AND EXCHANGE COMMISSION

FISCAL YEAR ENDED MARCH 31, 2005

ITEMS IN FORM 10-K

This 2005 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent and belief or current expectations of Franklin and its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, the timely availability and acceptance of new electronic books, organizers, and other electronic products, changes in technology, the impact of competitive electronic products, the management of inventories, dependence on key licenses, titles, and products, dependence on third party component suppliers and manufacturers, including those that provide Franklin-specific parts, and other risks and uncertainties that may be detailed herein, and from time-to-time, in Franklin’s other reports filed with the Securities and Exchange Commission. Franklin undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I

ITEM 1.	BUSINESS

Franklin Electronic Publishers, Incorporated (“Franklin” or the “Company”) designs, develops, publishes and distributes electronic information on handheld devices, memory media cards, and via internet downloads.

We believe we are one of the world’s largest designers, developers and publishers of electronic reference books, having sold more than thirty-four million handheld devices since 1986. Our handheld devices are battery-powered platforms with screen displays that incorporate the text of a reference work, such as a dictionary. We own or have licenses to publish in electronic format more than one hundred core reference titles, including monolingual and bilingual dictionaries (such as Merriam-Webster’s Collegiate® Dictionary), the Holy Bible, encyclopedias (such as the Britannica® Concise Encyclopedia), entertainment-oriented publications (such as The Official Scrabble® Dictionary), and educational publications such as The Princeton Review Pocket Prep Handheld for the new SAT. In addition, we own or have licenses to distribute in electronic format, either directly or through third parties, more than twenty-two thousand titles, including reference works and general literature, via internet download.

We marketed our first handheld reference device, the Spelling Ace® spelling corrector, in 1986. We believe that the Spelling Ace device was one of the first electronic books marketed in the United States. Beginning in 1987, we began marketing increasingly sophisticated electronic versions of thesauruses and dictionaries and, in 1989, the first handheld electronic version of the Holy Bible. In 1992 we introduced a line of updateable handhelds through a proprietary memory card system and in 2003 introduced a Pagemark series as a companion to printed material.

In 2001, we formed a strategic alliance with Mobipocket, SA of Paris, France, (“MobiPocket”) which, similar to our own efforts, had been working on a cross platform solution of providing electronic content in a single file format to all popular portable and desktop devices and in April 2003 we purchased a twenty-five percent equity interest in MobiPocket. In March 2005, we sold all of our shares in MobiPocket to Amazon.com Inc. who purchased the remaining seventy-five percent of MobiPocket. We received approximately $2,500,000 for our shares and realized a gain of $1,781,000. In connection with the sale, the Company and Amazon have entered into a series of agreements, including a Framework for Technology Collaboration Agreement pursuant to which we have secured rights to an ongoing software development and distribution relationship with Amazon in connection with our next generation handheld electronic reference products and electronic content reader devices and by which certain cross licenses were established. The agreements also provide for us to continue to utilize MobiPocket’s wholesale electronic content distribution system. We believe these agreements to be important in providing for our own proprietary devices to be able to access more content and to enable us to leverage our content development and availability to include access to the more than 50,000,000 personal digital assistant platforms, smartphones and hundreds of millions of personal computers already in the market.

The Company was incorporated in 1983 in the Commonwealth of Pennsylvania as the successor to a business commenced in 1981. The Company’s principal executive offices are located at One Franklin Plaza, Burlington, New Jersey 08016-4907, and its telephone number is (609) 386-2500.

COMPETITIVE ADVANTAGES

We believe that we have the following competitive advantages:

•	Efficient and Cost-Effective Manufacturing Process. We control the entire manufacturing process of our products, from design to sale, but do not own actual manufacturing facilities. This “virtual manufacturing” model enables us to produce our products in the most cost-effective manner by allowing us to outsource the manufacturing and assembly functions to third parties which meet our cost and quality standards. In this way, we maintain a high degree of flexibility and adaptability in our product sourcing operations with minimal capital invested and, due to the use of multiple factories in various Asian countries, we are able to maintain competitive manufacturing costs.

•	Strong Share in Electronic Reference Books. We believe that we are the preeminent company in the handheld electronic reference market in the United States, Europe and certain other international markets. We also believe that we have significant market share in Australia, and the Middle East. Over the past eighteen years, we have sold more than thirty-four million handheld devices worldwide.

•	Breadth and Strength of Distribution. We distribute our products through approximately 45,000 retail outlets in approximately fifty countries and through the internet and catalog mailings direct to customers. We also use direct channels to serve specialty markets, such as the professional, educational and customized application markets. In the educational market, our electronic books are used in tens of thousands of schools throughout the United States. With the success of our electronic Holy Bible, we have achieved substantial sales in the spiritual market, with our products currently distributed through Christian-affiliated bookstores.

•	Technological Leadership in Electronic Books. We have significant expertise in providing high quality content and functionality through cost-effective hardware designs of electronic information products. We design and have manufactured for our use proprietary microprocessors. Our products combine speech and sophisticated technology with a user-friendly interface designed for convenient and rapid retrieval of data. Our ability to compress data and to design systems that permit quick and intelligent information retrieval enables us to offer compact products with high functionality. For example, we store the Merriam-Webster’s Collegiate Dictionary, 11th Edition, which fills up thirty-seven megabytes of memory space, into the memory space of only nine megabytes which also includes sophisticated search and retrieval functionality. We have been able to manufacture higher performance products at lower cost due in part to declining prices of memory chips. Our vertically integrated research and development effort, devoted to developing both the hardware and software for our products, also enables us to utilize cost-minimizing technologies such as custom chips which combine the functions of many components into a single chip. As a result, the cost of our products to consumers has decreased over the years to prices approaching those of print versions of reference publications, offering consumers added value at attractive price points.

•

Long-standing Relationships and Licenses with Many Top Publishers.    We have electronic rights to over 100 core reference titles, including several versions of English and bilingual dictionaries, Bibles, encyclopedia’s and children’s language learning devices. We obtain our licenses from a variety of well-established publishers such as Merriam-Webster, Harper Collins, Editions Larousse and Ernst Klett International. These licenses are supported by long-standing relationships with the publishers, providing us with a significant competitive advantage. In the past several years we have increased the scope of our licenses to publish and/or distribute eBooks to cover over 22,000 titles including titles from well known trade publishers such as St. Martin’s Press, McGraw Hill, Time Warner, Random House, Harper Collins and others.

BUSINESS STRATEGIES

We were the first, and strive to be the best, in electronic books focusing on linguistic solutions. Our strategy to fulfill that mission is to leverage our leading market position by exploiting the following opportunities:

•	Consumer Driven Product Development and Marketing. While we have built strong distribution for our major products, we continue to believe that further opportunities lie in our ability to take a more marketing driven approach to product development. We believe a better understanding of our customers will allow us to boost sales, lower costs, accelerate sell through at retail and lead to successful new product introductions. We have initiated a new product category management process to further exploit additional opportunities in our core markets including language, language learning, bible, test preparation and leisure. For example, our PageMark Dictionary™ has been well-received in the marketplace and won top honors in Personal Electronic Design at the Design and Engineering Showcase at the 2004 Consumer Electronics Show (CES). Our Pocket Prep for the new SAT won the Best of Innovations award in Personal Electronic Design at the 2005 CES show. We regularly conduct consumer research to better understand our customers’ needs to be able to expand our solution-based product offerings in these markets.

•	Continuing Upgrade of Core Products. Our core product line continues to represent the major portion of our revenue. Dictionaries, spell correctors, translators and Bibles have been our mainstream consumer electronics products. We intend to continue to upgrade and enhance our core products.

•	Investment in Marketing. To date, we have engaged in limited advertising on the national or local level and rely heavily on cooperative advertising with our key retailers and on advertising in targeted local markets.

•	Growth in Selected International Markets. We have had success in selling our products directly through wholly-owned local subsidiaries in selected international markets, and through distributors in other markets. We will begin sale of our products in Asia during fiscal 2006 using Seiko Instruments Inc. (SII) as our distributor. We anticipate that our international sales will continue to provide a significant portion of our revenue as the “English Learning” market continues to expand on a global basis.

•	Exploitation of OEM and Licensing Opportunities. Original Equipment Manufacturer (“OEM”) opportunities are business agreements pursuant to which we develop products, software, and technology for resale or use by our customers. We have such agreements in certain markets and will seek to broaden our activities to other domestic and international markets. We believe our OEM business can be expanded as we upgrade existing and develop new open system platforms. We also license our technology to preeminent companies such as Adobe Systems, Sun Microsystems, MacroMedia and Ademco (a division of Honeywell).

•	Use of the Internet to Distribute Handheld Reference Devices and Content. We distribute our handheld devices and e-Books on our website (franklin.com) and other third party websites. We have developed hardware platforms to provide for portable use of content delivered from our website and other third party websites.

RISK FACTORS

We believe that the most significant risks to our business are those set forth below.

•	We are Dependent on Development of New Products and Titles. We depend to a certain extent on the introduction of successful new products and titles to generate sales growth and replace declining revenues from certain older products and titles. We currently have several new products and titles under development; however, significant development efforts for a number of our proposed new products and titles will be required prior to their commercialization. A significant delay in the introduction of a new product or title could have a material adverse effect on our revenue or the ultimate success of the product or title. In addition, if revenues from new products and titles fail to replace declining revenues from certain existing products and titles, our operating results and growth could be adversely affected. There can be no assurance that new products and titles currently under development will be introduced on schedule, that they will generate significant revenues, or that we will be able to introduce additional new products and titles in the future.

•	We May Not Maintain Optimal Inventory Levels. Our lead times are necessarily long because of the custom nature of certain components and because most of our components are manufactured and assembled, by third parties in Asia. Accordingly, production and procurement planning are critically related to our anticipated sales volume. Any significant deviation from projected future sales could result in material shortages or surpluses of inventory. Shortages could cause our distribution base to shrink as customers turn to our competitors. Inventory surpluses could cause cash flow and other financial problems, which might cause us to liquidate inventory at a loss. There can be no assurance that our forecasts of demand for our products will be accurate. Inaccurate forecasts, or unsuccessful efforts by us to cope with surpluses or shortages, could have a material adverse effect on our business.

•	We Could be Adversely Affected by Changes in Technology. In general, the computer industry, and the electronics industry as a whole with respect to software and hardware, are subject to rapidly changing technology. Accordingly, the technology underlying our products may similarly be subject to change. The introduction of products embodying new technologies and the emergence of new industry standards could exert price and/or performance pressure on our existing products or render such products unmarketable or obsolete. Our ability to anticipate changes in technology and industry standards and to develop and introduce new and enhanced products, as well as additional applications for existing products, in each case on a timely and cost-effective basis, will be a critical factor in our ability to grow and remain competitive. There can be no assurance that technological changes will not materially adversely affect our business.

•	We Face Significant Competition. The consumer electronics and handheld product markets are highly competitive and characterized by rapid technological advances and the regular introduction of new products or enhancements of existing products. We believe that we face various degrees of competition at different price points and in different geographical regions in these markets. Competitive factors include product quality and reliability, price, performance, brand awareness, marketing and distribution capability, service and reputation. There can be no assurance that companies, whether or not currently in the consumer electronics or handheld product markets, will not enter the markets in which we currently sell our products. There can be no assurance that other companies, currently in the consumer electronics industry, will not enter the electronic reference market. Many of such companies have greater capital, research and development, marketing and distribution resources than we do. If new competitors emerge or the existing market becomes more competitive, we could experience significant pressure on prices and margins.

•	We are Dependent on a Small Number of Suppliers and Manufacturers. Certain integrated circuits essential to the functioning of our products are manufactured by a relatively small number of overseas or domestic suppliers. Missed, late or erratic deliveries of custom IC-ROMs and other parts could have a material adverse impact on the timing of new product deliveries as well as our ability to meet demand for existing products. If any one of the integrated circuit suppliers were unable to meet its commitments to us on a timely basis, such failure could have a material adverse effect on our business.

Our products are assembled by third party manufacturers in Asia. The inability of any of these manufacturers to meet our delivery schedules could adversely affect our sales. Two manufacturers accounted for 21% and 15% respectively of our inventory purchases during fiscal 2005.

•	We license Key Titles from Others. We depend on licenses from a variety of well-established publishers such as Merriam-Webster, Harper Collins, Editions Larousse and Ernst Klett International for the right to distribute approximately 100 core reference titles, including several versions of English and bilingual dictionaries, Bible related works, and encyclopedia’s and children’s language learning devices. If an existing license agreement covering certain of our core reference titles was terminated or not renewed, we would have to develop and introduce alternative or new titles, which could have a negative impact on our results of operations and profitability. We cannot guarantee that we will be able to extend the terms of our existing license agreements or that we will be successful in negotiating alternative or new license agreements.

•	Over 10% of Our Sales Come from One Product. We derived 11%, 11%, and 13% of our consolidated revenue for the fiscal years ended March 31, 2005, 2004, and 2003, respectively, from one product under a license that expires in March 2007.

•	Our Intellectual Property Rights May be Challenged. We own utility and design patents in the United States and other countries on our electronic books. There can be no assurance (i) that the claims allowed under any patents will be sufficiently broad to protect our technology, (ii) that the patents issued to us will not be challenged, invalidated or circumvented or (iii) as to the degree or adequacy of protection any patents or patent applications will afford. We also claim proprietary rights in various technologies, know-how, trade secrets and trademarks which relate to our principal products and operations, none of which rights is the subject of patents or patent applications in any jurisdiction. There can be no assurance as to the degree of protection these rights may or will afford us or that third parties will not obtain patent rights that may be interposed against our products.

•	We Are Subject To International Sales and Currency Fluctuations. We expect that international sales will continue to constitute a material portion of our business. Our international business is subject to various risks common to international activities, including political and economic instability and the need to comply with both import and export laws, tariff regulations and regulatory requirements. There can be no assurance that political or economic instability in any given country or countries will not have an adverse impact on our overall operations. Approximately 24% of our 2005 sales were made in currencies other than the U.S. dollar, resulting in our being subject to the risk of fluctuation in currency values from period to period. We maintain a program of selling Euros at current rates for future settlement in order to protect the dollar value of sales generated by foreign subsidiaries. Gains or losses on these contracts are offset primarily by the effect of the foreign exchange rate changes on the underlying transactions.

PRODUCTS

Electronic Books

Dictionaries

Our electronic spelling products (the “Spelling Ace®” line) operate as phonetic spelling error detectors and correctors, puzzle solvers, word list builders and word finders. These products permit the user to obtain the correct spelling of a word that the user does not know how to spell correctly. For example, if the user phonetically types in “krokodyl,” the book will display a list of seven words including, as the first choice, “crocodile.” We market various versions in the Spelling Ace line incorporating different databases such as both American and British English and foreign language correctors.

Our top-of-the-line electronic dictionary in the U.S. market is Merriam-Webster’s Speaking Collegiate Dictionary, 11th Edition which is sold for use in BOOKMAN® products and which contains more than 200,000 words with clear and concise definitions, as well as parts of speech, hyphenation points and different word forms (inflections). All of our electronic dictionaries provide phonetic spelling correction and many provide thesaurus features as well. For example, if a user enters the word “baffled,” the thesaurus will display eleven different synonyms, including “frustrated,” “disappointed” and “foiled.”

We market versions of our dictionaries that include speech synthesis circuitry (based on text to speech technology in which algorithms are used to convert text into sound) which allow our products to pronounce, in computer generated speech, relevant words contained in the various databases. We also develop and sell audio products that use digitally recorded and compressed speech, which provides for a more natural sounding voice.

Our line of products also includes bilingual dictionaries. Each contains more than 200,000 words in both English and either Spanish, French, German, Arabic or Hebrew, and each provides complete translations, definitions, verb conjugations and a gender guide, and plays a variety of language learning games to help teach the language. Our Spanish/English dictionaries are marketed in versions with and without speech synthesis for both Spanish and English words. Many of the other bilingual dictionaries are equipped with speech synthesis for the English words. We currently market a French/German dictionary and bilingual dictionaries for several other languages, including other language pairs that do not include English, such as German/Italian and French/Spanish.

We have a speaking dictionary designed to facilitate use by blind, visually impaired or learning disabled individuals, as well as others with special needs. This dictionary incorporates speech technology which pronounces every word at user adjustable volumes and speeds. In addition, this dictionary is equipped with full audio feedback, which allows every key on the keyboard to speak its letter or function. Other features include a keyboard with high-contrast lettering and raised locator dots, a large high-contrast screen with adjustable fonts and headphones.

Children’s Products

Since 1990, we have successfully sold children’s versions of our reference products. In 1997, we introduced a new line of children’s products which includes the Homework Wiz electronic dictionary with a text-to-speech voice synthesizer enabling the product to speak both words and definitions.

Test Preparation

In April 2005, we began shipping an all new Scholastic Aptitude Test (SAT) Prep device to coincide with a significant revision of the SAT. Our Princeton Review Pocket Prep device features test taking techniques, full-length practice exams with complete answers and explanations, a test timer to improve time management, personal diagnostic reports to identify score improvement opportunities, and practice drills and flash cards for efficient studying. The product was specifically designed to allow high school students to take the product anywhere for convenient study and is based on The Princeton Review’s “Cracking the SAT” printed book. This product marks our entry into the standardized test preparation market.

The Holy Bible

Our electronic Holy Bible is a handheld edition of the entire text of the Holy Bible, which allows for retrieval of text by searches based on single words, word groups or synonyms. For example, a search for the words “valley” and “shadow” will retrieve the Twenty-third Psalm. Because of its built-in ability to conduct full-text word searches, the Franklin Bible is a fully automated concordance. We sell the Bible on our BOOKMAN platform and on cards designed for use with our BOOKMAN platform as well as other formats. We sell both the King James and the New International versions of the Bible as well as a Bible Dictionary and Bible Concordance.

Entertainment Titles

We sell a variety of crossword puzzle solvers in both U.S and British English, which provide correct spelling for over 250,000 words and phrases from Merriam-Webster’s Official Crossword Puzzle Dictionary and

Chambers Concise Crossword Dictionary for use by word puzzle enthusiasts. In fiscal 2005, we began to sell a new handheld version of the Official Scrabble® Players Dictionary and sold backgammon, some casino style games, and a Jokebook to a third party OEM customer. We continue to pursue opportunities to sell games and puzzles through our existing brands and distribution channels or to new OEM customers

Seiko® Products

In fiscal 2004, we began to distribute handheld reference products in the United States under the Seiko® trademark. We currently distribute five Seiko products, primarily dictionaries and translators in the United States.

In June 2004, we entered into agreements with Seiko Instruments, Inc. (“SII”), for SII to distribute Franklin branded reference products in Asia and for us to distribute Seiko branded reference products in Europe and Australia. An agreement was also signed with Seiko U.K. Ltd. to distribute our products in the United Kingdom. We and SII are working together to establish common development architectures. We began distribution of Seiko products in Australia in fiscal 2005 and will begin distribution of SII products in Europe in fiscal 2006.

The agreements provide for SII to purchase from us reference products for the Japanese markets over a five year period commencing in fiscal 2006 with a minimum purchase guarantee of $20,000,000 during the period.

The agreement also provides for us to continue purchasing Seiko® reference products for distribution in North America for the five years ending March 31, 2009 with a minimum purchase guarantee of $14,000,000 during the period. For the fiscal year ended March 31, 2005, we purchased $1,750,000 of Seiko® reference products.

International Titles

We have developed and produced British English versions of our electronic reference products for international markets, particularly the United Kingdom and Australia. We have monolingual, bilingual, and multilingual electronic reference products for the French and German-speaking markets. We have omnibus agreements for publishing electronic reference products with two major European publishers, Ernst Klett International and Editions Larousse, under which Franklin has developed titles in handheld electronic platforms, electronic downloads and ROM cards. Larousse publishes dictionaries, thesauruses, encyclopedias and other works under the following well known trademarks: Larousse and Chambers.

Linguistic Technology

Through our Proximity Technology division, we design linguistic solutions software that perform spelling error detection and correction, hyphenation correction and thesaurus and dictionary functions in conjunction with databases of words in 36 languages and dialects. We license this software for use in various computer applications, which can be ported to work with any operating system.

Electronic Organizers

In 1997, we began to sell a line of organizers and databanks under the ROLODEX® Electronics trademark which we had licensed late in 1996. Since acquiring the ROLODEX® Electronics product line, we have updated and improved both low priced databanks that allow users to store and retrieve names and telephone numbers and more advanced personal organizers, that can interface with PCs.

Sales of ROLODEX® organizers and databanks have declined substantially during the last four years primarily because of the use of other devices, such as personal computers, PDA’s and cell phones, to perform organizer functions. Because of this decline, we recorded impairment charges of $11.1 million in fiscal 2002 and $1.5 million in fiscal 2005 to reflect the impairment of the value of the ROLODEX® Electronics mark.

Translators

We have developed and sell a line of handheld translator devices that incorporate a comprehensive list of English words and phrases useful to the traveler, with translations for each word and phrase in one or more languages such as: Spanish, French, German, Italian, and several Eastern European and Asian languages. Translations can be provided by these devices either visually on a display screen or by audible output.

Internet Enabled Content

We offer 17,000 titles, including versions of certain reference works from our website, franklin.com, for downloading to our own handheld devices and those using the Palm OS operating system, Pocket PC Windows CE operating system, and Symbian operating system popular with many major cell phone manufacturers.

RESEARCH AND DEVELOPMENT

We have a group of forty-two persons that perform research and development relating to new electronic products, improvements to existing products and enhancements to our linguistic solutions that enable both our handhelds and our Proximity licensing division.

We maintain an internal development group of hardware and software engineers dedicated to our critical functions such as developing the underlying software itself. Our team of highly trained engineers provide our technology base from sophisticated search and retrieval, correction, speech and compression algorithms to developing proprietary microprocessors. Through this extensive effort, we are able to reduce the cost of components for our platforms and cards on an ongoing basis. We focus our hardware development efforts on creating new platforms and regularly engage in programs to redesign our platforms and to develop new VLSIs for our products. We rely on our team of software engineers to develop new products and we also contract for software development work in Europe, Russia, India and the Far East.

Total research and development spending was $3,886,000, $3,224,000 and $3,385,000 for the years ending March 31, 2005, 2004 and 2003, respectively.

MANUFACTURING

We arrange for the assembly of our products by placing purchase orders with established third-party manufacturers in China, Malaysia and Thailand. We believe that we could locate alternate manufacturers for our products if any of our current manufacturers are unable, for any reason, to meet our needs.

We design certain custom integrated circuits, which are manufactured by third parties for use in our products. We also create the mechanical, electronic and product design for our hardware platforms and design and own the tooling used in the manufacture of our products. Our electronic products are based on our proprietary microprocessors or general purpose microprocessors and custom ROM chips and general purpose static random access memory chips. We design VLSIs that integrate our proprietary or general purpose microprocessors and custom-designed circuits in order to reduce the cost of the materials in our devices. In order to minimize the effect of any supplier failing to meet our needs, we generally attempt to source these parts from multiple manufacturers. In those cases where we choose to use a single source, alternative suppliers are generally available.

We utilize our subsidiary in Hong Kong to facilitate component procurement, manufacturing, and quality control. On-site quality control inspection of electronic products is conducted by our employees in China, Malaysia and Thailand. Our products are generally shipped at our expense to our facility in New Jersey, where we maintain inspection, quality control, warehousing and repair operations for distribution in the United States, and to similar facilities in Europe and elsewhere for our foreign operations.

SALES AND MARKETING

Domestic Sales

Our products are marketed domestically through our own sales and marketing force, through independent sales representative organizations, which are supervised by our internal sales department, and through third party alliances.

Our products are sold in approximately 30,000 retail establishments in the United States. These are comprised of mass market retailers, discount chains, bookstores, independent electronic stores, department stores and catalog companies Our major customers include Radio Shack, Best Buy, Target, Staples, Wal-Mart, Costco, Office Depot, Sharper Image, Office Max, Rite Aid, Borders, Brookstone, and Heartland. We also mail approximately 1,700,000 print catalogs each year to consumers and educational buyers for mail order sales and consumers can order products directly from us by calling 1-800-BOOKMAN or by visiting our website at franklin.com. We commonly participate in and provide financial assistance for our retailers’ promotional efforts, such as in-store displays, catalog and general newspaper advertisements. We promote our products with advertisements in magazines and newspapers. We also promote our products at trade shows, including the Consumer Electronics Show, and advertise in trade magazines and on regional television and radio.

Generally our orders are not on a backlog status. Customer orders are generally filled within a short time period other than customer displays during back to school and holiday seasons.

International Sales

We sell our products worldwide through wholly-owned local subsidiaries and a network of independent distributors. We have subsidiaries in France, Canada, Germany, Belgium, Mexico and Australia, that market and distribute our products, which are specifically developed for these markets. In October 2004, we began to use Seiko U.K. Ltd. to distribute and market our products in the United Kingdom.

Our sales outside of the United States represented 31, 31 and 28 percent of total sales in the fiscal years 2005, 2004, and 2003, respectively.

OEM Markets and Licensing Efforts

We produce custom products for and license technologies to third parties. We have developed custom products including a speaking version of the alMawrid, an Arabic-English bilingual dictionary and an Oxford English-Hebrew Dictionary for sale in the Middle East. We continue to pursue opportunities for custom versions of our products. We also license our technology to preeminent companies such as Adobe Systems, Sun Microsystems, MacroMedia, and Ademco (a division of Honeywell).

PATENTS, TRADEMARKS AND COPYRIGHTS

We own more than twenty United States utility and design patents on our electronic reference products and a number of international patents on our products. We actively pursue the acquisition and enforcement of patent rights and, in furtherance thereof, maintain an ongoing program to apply for and prosecute patent applications and to enforce our rights in patents that issue therefrom.

We own certain trademark rights, including “Franklin®”, “BOOKMAN®”, “Spelling Ace®”, “Wordmaster®”, “Next Century®” and “Language Master” and have an exclusive license for the trademark ROLODEX® Electronics in the United States and various foreign countries.

Copyrights to certain word lists incorporated in our electronic books are the property of our licensors. We own copyrights in certain programs, word lists, and algorithms used in our electronic books.

COMPETITION

We are the market leader in the United States for handheld reference books. We face various degrees of competition at different price points in the United States consumer market. We have a leading position in the European market where our main competitors include Lexibook, Hexaglot, Casio, and Sharp.

Competitive factors for electronic reference products are product quality and reliability, functionality, price, performance, speed of retrieval, quality of underlying databases, quality of spelling correction, portability, marketing and distribution capability, service and corporate reputation. We believe we are a leader in respect of each such factor.

Our reference products enjoy a reputation for quality resulting from their content, hardware design and easy-to-use software applications. Our reference products are characterized by their capacity to permit the user to define the kind of information being sought and to provide information responsive to the user’s request.

Sharp and Royal are our primary competitors in electronic organizers. Competitive factors for electronic organizers and personal computer companion products are size, product quality and reliability, functionality, price, performance, marketing and distribution capability and corporate reputation.

A number of prominent electronics manufacturers, including Palm, Sony, Sharp Electronics, Casio, Royal, and RIM sell palmtop personal organizer products, personal digital assistants, electronic books, computer peripherals, or general usage personal computers that offer varying degrees of electronic reference capabilities and personal information management functions. Many competitors in this market have greater capital, research and development, marketing and distribution resources than we do. There can be no assurance that we can successfully compete in this market. Sales of ROLODEX® organizers and databanks have declined substantially during the last four years. Because of this decline, we recorded impairment charges of $11.1 million in fiscal 2002 and $1.5 million in fiscal 2005 to reflect the impairment in the value of the ROLODEX® mark.

AVAILABLE INFORMATION

We file annual, quarterly and current reports, information statements and other information with the Securities and Exchange Commission (the “SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

INTERNET ADDRESS

Our Internet address is www franklin.com. We make available on or through our investors page on our web site, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and beneficial ownership reports on Forms 3, 4, and 5 and amendments to those reports as soon as reasonably practicable after this material is electronically filed or furnished to the SEC. We also make available, on our website, a code of ethics that applies to our chief executive officer and chief financial officer, our principal executive officer and principal financial officer, respectively, and all of our other financial executives and a code of ethics applicable to all of our employees, officers and directors pursuant to SEC requirements and American Stock Exchange listing standards.

EMPLOYEES

As of June 4, 2005, we employed a total of 200 people consisting of 141 in the United States, 28 in Asia, and 31 in international sales and marketing subsidiaries. None of our employees are represented by a union. We believe our relations with our employees are satisfactory.

*  *  *

Merriam-Webster’s and Collegiate are trademarks of Merriam-Webster, Inc.; Palm is a trademark of Palm Inc.; ROLODEX® is a registered trademark of Berol Corporation, a division of Newell Rubbermaid Inc.; and Britannica is a trademark of Encyclopedia Britannica, Inc.

ITEM 2.	PROPERTIES

We own a 90,000 square foot corporate headquarters building in Burlington, New Jersey. We believe this facility will satisfy our foreseeable needs for office, laboratory and warehousing space. We also rent office and warehouse facilities in Germany, France, Hong Kong, Canada, Australia and Mexico.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to litigation from time to time arising in the ordinary course of our business. We do not believe that any such litigation is likely, individually or in the aggregate, to have a material adverse effect on our financial condition.

ITEM 4.	SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

NONE

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME	AGE	POSITION
Barry J. Lipsky	54	President and Chief Executive Officer; Director
Arnold D. Levitt	68	Senior Vice President, Chief Financial Officer; Treasurer; Secretary
Michael A. Crincoli	40	Vice President, North American Operations
Kevin M. Port	44	Vice President, International Operations
Walter Schillings	44	Managing Director, European Operations

Mr. Lipsky joined us as Vice President in February 1985. He was elected our Executive Vice President in 1997, our Interim President and Chief Operating Officer in April 1999 and our President and Chief Executive Officer in May 1999. Mr. Lipsky has been a Director or Managing Director of our Hong Kong subsidiary since its inception in 1985. Prior to joining us and from 1972, Mr. Lipsky was employed by Mura Corporation of Hicksville, New York, a designer and importer of consumer electronics products and custom components. During his tenure at Mura, Mr. Lipsky held a variety of senior management positions, including product development and procurement, culminating in his election as Vice President of Operations, the position he held just prior to joining us.

Mr. Levitt joined us in May 1999 as our Interim Chief Financial Officer and Treasurer and was elected our Senior Vice President, Chief Financial Officer and Treasurer in September 1999. Mr. Levitt has been engaged in consulting as a chief financial officer or senior business adviser for companies in a variety of industries since 1996. Prior to these consulting arrangements, Mr. Levitt was Executive Vice President and Chief Operating Officer of WICO Gaming Supply Corp. Mr. Levitt has owned or was employed as a chief financial officer of a number of companies and also worked in public accounting.

Mr. Crincoli joined us in January 2000 as Vice President, North American Sales and was promoted to Vice President, North American Operations in October 2003. Prior to joining us, Mr. Crincoli was the Vice President of Sales for Delta Millenium for 18 months and spent four years with Broderbund Software where he held the position as Director of Sales for the last two years. Previously, Mr. Crincoli spent six years at Pioneer Electronics (USA), Inc. in various sales and marketing roles.

Mr. Port joined us in December 2004 as Vice President, International Operations. Prior to joining us, Mr. Port worked as an independent international business consultant for various consumer product organizations. From March 2002 to December 2003, Mr. Port was the Senior Manager, Japan Alliance Marketing at Mattel Inc. From April 2001 to March 2002, he operated an international business consulting practice. Previously, he was employed by the Ronson Corp. as the Director of International Business. Mr. Port started at Lander Co. Inc. in 1995 as the Director of Asia-Pacific Markets and during this 5-year tenure, the role expanded to include Africa and the Middle-East regions. Mr. Port has lived in Japan and worked in various roles with Reebok Japan, Kaimu Inc. and the Fujitsu Basic Software Corporation. He has been active in diverse international sales and marketing roles for consumer goods companies for more than 15 years.

Mr. Schillings joined us in April 1996 as Managing Director Germany and became Managing Director Central Europe in 2000. In August 2004, Mr. Schillings assumed responsibility for all of our business in Continental Europe managing multiple subsidiaries and distributors. Prior to joining us, Mr. Schillings owned his own business, SYSTECH GmbH.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the American Stock Exchange (the “AMEX”) under the symbol “FEP.” The following table sets forth the range of the high and low closing sales prices as reported by the AMEX, as applicable, for the last two fiscal years:

	Sales
Quarter Ended	High	Low
June 30, 2003	4.52	1.95
September 30, 2003.	5.05	2.74
December 31, 2003	3.97	2.65
March 31, 2004	4.44	3.10

June 30, 2004	4.65	3.05
September 30, 2004.	4.58	3.34
December 31, 2004	4.69	3.67
March 31, 2005	4.40	3.37

The approximate number of holders of record of the common stock as of June 15, 2005 was 738. The high and low price at which the Company’s common stock traded on June 15, 2005 was $3.35 and $3.26 respectively.

The Company has not declared cash dividends on the common stock and does not have any plans to pay any cash dividends on the common stock in the foreseeable future. The Board of Directors of the Company anticipates that any earnings that might be available to pay dividends on the common stock will be retained to finance the business of the Company and its subsidiaries.

Purchase of Preferred Shares

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2005 - March 31, 2005	1,000	$1,000	0	0

ITEM 6.	SELECTED FINANCIAL DATA

The following tables should be read in conjunction with our consolidated financial statements and the notes thereto and the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section appearing elsewhere herein.

	Year Ended March 31,
	2005	2004	2003	2002	2001
Statements of Operations Data
Sales	$62,146	$61,836	$65,592	$71,025	$79,966
Cost of Sales	32,167	32,306	35,963	41,962	46,089
Write-down of eBookMan Inventory and Product Costs	—	—	—	8,622	—

Gross Margin	29,979	29,530	29,629	20,441	33,878

Expenses:
Sales and marketing	16,816	17,166	17,098	22,253	18,556
Research and development	3,886	3,224	3,385	4,529	4,537
General and administrative	6,988	6,980	7,011	7,170	7,779
Trademark Impairment	1,531	—	—	11,147	—

Total operating expenses	29,221	27,370	27,494	45,099	30,872

Operating Income (Loss)	758	2,160	2,135	(24,658)	3,005
Gain on sale of investment in MobiPocket	1,781
Interest expense, net	(273)	(452)	(424)	(1,259)	(1,500)
Other, net	41	103	(263)	(719)	(591)

Income (Loss) Before Income Taxes	2,307	1,811	1,448	(26,636)	914
Income Tax (Benefit) Provision	(96)	159	(853)	—	—

Net Income (Loss)	$2,403	$1,652	$2,301	$(26,636)	$914

Preferred Stock Dividend	458	426	386	267	—

Net Income (Loss) Applicable to Common Stockholders	$1,945	$1,226	$1,915	$(26,903)	$914

Net Income (Loss) Per Share:
Basic	$.24	$0.15	$0.24	$(3.38)	$0.12

Diluted	$.23	$0.15	$0.23	$(3.38)	$0.11

Weighted Average Shares:
Basic	8,047	7,970	7,947	7,948	7,922

Diluted	8,498	8,355	8,178	7,948	8,217

	At March 31,
	2005	2004	2003	2002	2001
Balance Sheet Data
Working Capital	$9,237	$6,943	$11,661	$12,255	$26,871
Total Assets	40,948	43,115	44,814	47,302	80,028
Long-term Liabilities	1,179	1,258	7,442	11,550	13,947
Shareholders’ Equity	28,854	28,668	26,725	24,308	50,278

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands)

Overview

Franklin Electronic Publishers, Incorporated (“Franklin,” “we” or the “Company”) design, develop, publish and distribute electronic information on handheld devices, memory media cards, and via internet downloads.

Pretax income for the year ended March 31, 2005 increased to $2,307 from $1,811 in the prior year mainly due to a $449 increase in gross margin resulting from higher sales and a slightly improved gross margin percentage, and a decrease of $171 in interest expense. Operating expenses increased by $1,851 primarily because of a charge of $1,531 for impairment in the carrying value of our license for the ROLODEX® Electronics trademark. The increase in operating expense was substantially offset by a gain realized on the sale of our investment in MobiPocket of $1,781. Net income was $2,403, or $.24 per share, for the year ended March 31, 2004, compared with net income of $1,652, or $.15 per share, in the prior year. Prior year net income included income tax expense of $159 compared with a tax benefit of $96 in the current year. On an overall basis, we do not believe there were any material trends in sales or expenses in fiscal 2005. However, sales of our ROLODEX® Electronics products have declined for the last four years primarily because of the use of other devices, such as personal computers and cell phones, to perform organizer functions.

Pretax income for the year ended March 31, 2004 increased to $1,811 from $1,448 in the prior year mainly due to improved gross margins and lower interest expense. Net income was $1,652, or $.15 per share, for the year ended March 31, 2004, compared with net income of $2,301, or $.24 per share, in the prior year. Fiscal 2003 net income included $966 from the recovery of taxes from the previous year.

For the year ended March 31, 2003, net income included $1,377 from the extension of a three-year software licensing agreement, $966 from a recovery of prior year taxes, and $700 from legal settlements offset by legal expenses of approximately $900, $510 of severance accruals, $482 of depreciation and amortization related to our new computer system, and a loss of approximately $600 in our Mexican subsidiary.

Results of Operations

The following table summarizes our historical results of operations as a percentage of sales for fiscal years 2005, 2004, and 2003 (in thousands):

	Year Ended March 31,
	2005	2004	2003
Sales:
Domestic	$42,980	$42,632	$47,301
International	19,166	19,204	18,291

Total Sales	$62,146	$61,836	$65,592

As a Percentage of Total Sales
Domestic	69.2%	68.9%	72.1%
International	30.8	31.1	27.9

Sales	100.0	100.0	100.0
Cost of Sales	51.8	52.2	54.8
Gross Margin	48.2	47.8	45.2

Expenses:
Sales and Marketing	27.0	27.8	26.1
Research and Development	6.3	5.2	5.2
General and Administrative	11.2	11.3	10.7
Trademark Impairment	2.5	—	—

Total operating expenses	47.0	44.3	42.0

Operating Income (Loss)	1.2	3.5	3.3
Gain on sale of investment in MobiPocket	2.8
Interest expense, net	(0.4)	(0.7)	(0.6)
Other, net	.1	0.2	(0.4)

Income Before Income Taxes	3.7	2.9	2.2
Income Tax (Benefit) Provision	(0.2)	0.3	(1.3)

Net Income	3.9	2.7	3.5

Preferred stock dividend	(0.7)	(0.7)	(0.6)
Net income (loss) applicable to common stock	3.2%	2.0%	2.9%

Year Ended March 31, 2005 Compared With Year Ended March 31, 2004

Sales of $62,146 for the year ended March 31, 2005 increased by $310 from sales of $61,836 in the prior year. The higher sales in the period were primarily attributable to increased reference product sales of $3,474 which were offset in part by a decline in sales of Seiko and ROLODEX® Electronics products of $764 and $1,883 respectively. The increase in reference product sales was mainly due to higher sales in the US Consumer and European markets of $3,992 and $1,410 respectively. These increases were partially offset by a decline in OEM sales of $1,297 and a reduction of $537 in US Education and direct to consumer sales. The decline in ROLODEX® Electronics products occurred mainly in the US Consumer and European markets where sales of these products decreased by $1,549 and $267 respectively while the decrease in Seiko product sales occurred primarily in the US Consumer market where sales declined by $818.

The gross margin percentage for the year ended March 31, 2005 improved slightly to 48.2% in the current year compared with 47.8% last year while gross margin dollars increased to $29,979 from $29,530 in the prior year. The margin percentage benefited from the results of our European subsidiaries, as their revenues were helped by the strengthening Euro and British pound while their cost of sales remained fixed in US dollars. In addition, the margin was helped by a shift in our sales mix with lower margin ROLODEX® Electronics products accounting for only 4% of sales in the year ended March 31, 2005 compared with 7% in the prior year. These improvements were partly offset by the shift in the divisional sales mix as higher margin US Education, direct to consumer, OEM and Medical divisions accounted for 8% of sales in the current year compared with 12% in the prior year, reduced margins in the UK, as we began distributing our products through a distributor in that region, and higher overhead costs of $220.

Total operating expenses for the year ended March 31, 2005 increased by $1,851 to $29,221 from $27,370 in the prior year. The increase was primarily attributable to a charge of $1,531 for impairment in the carrying value of our license for the ROLODEX® Electronics trademark. Excluding this charge, operating expenses increased by $320 as increased research and development expenses of $662 were partially offset by lower sales and marketing expenses of $350.

Sales and marketing expense decreased to $16,816 (27% of sales) from $17,166 (28% of sales) in the prior year. The decrease in sales and marketing expense was due primarily to the reorganization of our European operations, as we began distributing our product through Seiko UK in that region, which lowered overall sales and marketing costs by $468, of which $357 was due to lower personnel costs. This decrease was partly offset by increased marketing consulting and outside service costs of $254. Research and development expense increased by $662 to $3,886 (6% of sales) from $3,224 (5% of sales) last year as increased consulting and outside engineering costs of $1,029 and $111 respectively were partially offset by the deferral of $941 of costs related to work on specific contracts for which the revenue and related expenses will be recognized in fiscal 2006. General and administrative expense for the year ended March 31, 2005 was essentially unchanged at $6,988 (11% of sales) compared with $6,980 (11% of sales) in the prior year. Lower expenses of $163 related to the reorganization of our European operations, lower bank fees of $115 and reduced bad debt expense of $180 were offset by higher consulting fees of $151, higher accounting fees of $120, primarily resulting from Sarbanes-Oxley compliance work, and increased personnel cost of $161.

Interest expense, net, declined to $273 in the current year from $452 last year because of lower levels of debt outstanding.

Other, net, was a gain of $41 for the year ended March 31, 2005 compared with a gain of $103 in the prior year. The change is due primarily to a decrease of $280 to $239 in the current year from $519 in the prior year in the gains recorded on our current and anticipated repatriation of funds from our foreign subsidiaries, offset in part by losses from our program of selling euros at current rates for future settlement (as described below), which were $262 in the current year compared with $467 in the prior year.

Under a series of agreements with Seiko Instruments, Inc. (SII) and Seiko UK Ltd. (“Seiko UK”), we appointed Seiko UK as our distributor in the United Kingdom for a period of five years commencing on October 1, 2004. We closed our office in the UK in March 2005 and incurred approximately $950 of close-down costs, approximately half of which is severance. As part of these agreements, Seiko Instruments, Inc. made a non-recurring payment to us of $700, which amount has been offset against the closedown costs in our consolidated statement of operations.

We have operations in a number of foreign countries and record sales and incur expenses in various foreign currencies. As the value of these currencies fluctuate from year to year against the US dollar, our revenues, operating expenses and results of operations are impacted. For the year ended March 31, 2005, approximately 24% of our sales were denominated in currencies other than the US dollar. For the year ended March 31, 2005, our sales and gross margin benefited by approximately $922 from the year over year change in exchange rates for the various currencies (primarily the euro and British Pound) in which we operate, while our selling, general and administrative expenses were approximately $403 higher due to the fluctuations in exchange rates. The change in exchange rates had no effect on our research and development expense or cost of sales. The net effect of the year over year fluctuations in exchange rates on our results of operations for the year ended March 31, 2005 was a benefit of approximately $519.

We enter into forward foreign exchange contracts to protect the cash flow from our existing assets valued in foreign currency. Economic gains or losses on these contracts are generally offset by the gains or losses on underlying transactions.

Year Ended March 31, 2004 Compared With Year Ended March 31, 2003

Sales of $61,836 for the year ended March 31, 2004 decreased by $3,756, (5.7%) from sales of $65,592 in the prior year. The prior year’s sales benefited from revenue of $1,573 from the extension of a three-year software licensing agreement and eBookMan closeout sales that were $2,210 higher than fiscal 2004 sales. The remainder of the sales decrease in the twelve months ended March 31, 2004 is primarily attributable to lower sales to US retailers of reference and ROLODEX® Electronics products of $2,180 and $2,130 respectively, partially offset by sales of $3,844 of Seiko® products which we began distributing in April 2003.

While the gross margin percentage for the year ended March 31, 2004 increased to 48% of sales from 45% of sales in the prior year, margin dollars decreased by $99 to $29,530 in fiscal 2004 from $29,629 in the prior year. The higher percentage resulted in additional gross margin of $1,598, which was more than offset by the decrease of $1,697 of margin due to the decrease in sales from the prior year. The higher margin percentage is primarily attributable to our European subsidiaries as their revenues benefited from the strengthening Euro and British pound while their cost of sales remained fixed in US dollars.

Total operating expenses for the year ended March 31, 2004 decreased by $124 to $27,370 from $27,494 in the prior year. Sales and marketing expense increased by $68 to $17,166 (28% of sales) from $17,098 (26% of sales). Variable selling expenses such as commissions, cooperative advertising and freight decreased by $160, $252 and $253 respectively due to lower sales and consulting expense decreased by $78 due primarily to higher market research expense in the prior year. These decreases were partially offset by higher trade advertising and promotions of $143 and higher personnel costs of $460 in fiscal 2004. The increased personnel costs were due in part to an increase of $178 in the cost of medical benefits over the prior year. In addition, the prior year benefited from the reversal of approximately $200, upon settlement, of a tax accrual related to fiscal 2002 operations in Belgium. Research and development expense for the year ended March 31, 2004 declined by $161 from $3,385 (5% of sales) to $3,224 (5% of sales) due to the reassignment of personnel to the software development function which increased software capitalization by $911 to $1,643, of which $626 related to our Unified Architecture project. The higher software capitalization was partially offset by an actual spending increase of $751 primarily due to higher consulting expense of $319 and increased personnel costs of $516 due in part to higher medical benefit costs of $121. General and administrative expense decreased by $31 to $6,980 (11% of sales) compared with $7,011 (11% of sales) in the prior year. Lower consulting expense of $196 (primarily related to our ERP system), lower legal expense of $653 and reduced travel expense of $103 were partially offset by increased medical benefit costs of $157 and higher bad debt expense $123. In addition, the prior year benefited from $700 of legal settlements.

Interest expense, net of interest income, was $452 for the year ended March 31, 2004 compared with $424 in the prior year. Interest expense decreased to $484 from $721 in the prior year because of lower amounts of debt outstanding and a reduction in interest rates, while the prior year benefited from interest income of $266 on income tax refunds.

Other, net was a gain of $103 in fiscal 2004 compared with a loss of $263 in the prior year. In fiscal year 2004 we had a loss on our hedging program of $467 which was more than offset by a gain of $483 related to the current and anticipated repatriation of funds from our foreign subsidiaries and equity income of $87 on our 25% investment in MobiPocket. The loss of $263 in the prior year was due to a loss of $694 on our hedging program partially offset by gains of $319 on the repatriation of funds from our foreign subsidiaries and a gain of $100 on the sale of our controlling interest in VPTI.

For the year ended March 31, 2004, approximately 27% of our sales were denominated in currencies other than the US dollar. For the year ended March 31, 2004, our sales and gross margin benefited by approximately

$1,887 from the year over year change in exchange rates for the various currencies (primarily the euro and British Pound) in which we operate, while our selling, general and administrative expenses were approximately $790 higher due to the fluctuations in exchange rates. The change in exchange rates had no effect on our research and development expense. The net effect of the year over year fluctuations in exchange rates on our results of operations for the year ended March 31, 2004 was a benefit of approximately $1,097.

We enter into forward foreign exchange contracts to protect the cash flow from our existing assets valued in foreign currency. Economic gains or losses on these contracts are generally offset by the gains or losses on underlying transactions.

Inflation and Currency Transactions

Inflation had no significant effect on our operations for the three years ended March 31, 2005. However, competitive pressures and market conditions in the future may limit our ability to increase prices to compensate for general inflation or increases in prices charged by suppliers.

Our operating results may be affected by fluctuations in currency exchange rates. During the years ended March 31, 2003, 2004 and 2005, we entered into several foreign exchange forward contracts with financial institutions to limit our exposure to currency fluctuation loss on sales made by our European subsidiaries.

Seasonality

The Christmas selling season (October, November and December) and the “back to school” season (August to mid-September) are the strongest selling periods at retail for our products.

The following table sets forth unaudited net sales for each of our last twelve fiscal quarters:

	Quarter Ended June 30	Quarter Ended September 30	Quarter Ended December 31	Quarter Ended March 31
	(in thousands)
Fiscal 2005	$15,990	$16,246	$19,174	$10,736
Fiscal 2004	14,983	15,671	18,873	12,309
Fiscal 2003	16,517	21,054	18,764	9,257

Future Income Tax Benefits

We have income tax benefits of $17,591 which can be utilized against future earnings and have provided an income tax valuation allowance of $11,891 against these tax assets. The remaining $5,700 balance asset is based upon our estimate of taxes that would be due and offset against our net operating loss carried forward, based upon our estimate of future earnings.

Changes in Financial Condition

Accounts receivable decreased by $1,273 to $5,837 on March 31, 2005 from $7,110 on March 31, 2004 primarily because of a decrease in sales of $1,573 during the March 2005 quarter compared with the March 2004 quarter and shorter credit terms in the UK as we began selling through a distributor in that region. Inventory increased by $373 to $8,780 on March 31, 2005 from $8,407 on March 31, 2004. The balance of our borrowings under our credit facility was reduced to zero at March 31, 2005 compared with $2,375 at March 31, 2004 as the cash generated from operations was used to pay down the outstanding balance.

Capital Expenditures

As of March 31, 2005 we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Liquidity and Capital Resources

We had cash and cash equivalents of $2,786 and zero borrowings under our credit facility at March 31, 2005 compared with $2,217 and $2,375 respectively at March 31, 2004.

In June and December of 2004 we paid the aggregate dividends due of $458 on our Preferred Stock in cash rather than in additional shares of Preferred Stock. On December 30, 2004 the Company redeemed 1,145 shares of the Preferred Stock at a cost of $1,145. In March 2005, we redeemed an additional 1,000 shares at a total cost of $1,025. As of March 31, 2005, 2,434 shares of Series A Preferred Stock were outstanding.

On December 7, 2004, we entered into a new Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association (“PNC”). The Credit Agreement replaces a financing arrangement that expired by its terms on December 7, 2004. The Credit Agreement provides for a $20,000 revolving credit facility (the “Loan”) for the Company. At our option, Loans under the Credit Agreement will be either Domestic Rate Loans based on PNC’s Base Rate with the interest rate varying from the PNC Base Rate minus 50 basis points to the PNC Base Rate plus 50 basis points or LIBOR Rate Loans with the interest rate varying from LIBOR plus 100 basis points to LIBOR plus 225 basis points, both rates depending upon the ratio of our Funded Debt to EBITDA and the composition of collateral provided. Loans under the Credit Agreement are secured by substantially all of the assets of the Company. The Credit Agreement contains certain financial covenants and restrictions on indebtedness, business combinations and other related items. As of March 31, 2005 we were in compliance with all covenants.

We rely primarily on our operating cash flow to support our operations. Over the last three years we generated cash flow from operations of $18,423. This operating cash flow is supplemented by our revolving credit facility to meet seasonal financing needs. We believe our cash flow from operations, available borrowing under our revolving credit facility and existing cash balances will be adequate to satisfy our cash needs for the next twelve months. The amount of credit available under the facility at any time is based upon a formula applied to our accounts receivable, inventory, real estate, and certain capital equipment. As of March 31, 2005, we had credit available of $11,788. Our credit availability and borrowings under the facility fluctuate during the year because of the seasonal nature of our business. During the year ended March 31, 2005, maximum availability and borrowings under our current and previous credit facilities approximated $14,200 and $7,200 respectively. We do not have any significant capital leases and anticipate that depreciation and amortization for fiscal 2006 will exceed planned capital expenditures.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, we evaluate these estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We annually review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate and transparent information relative to the current economic and business environment. We believe that of our significant accounting policies (see summary of significant accounting policies more fully described in Note 2 of notes to consolidated financial statements), the following policies involve a higher degree of judgment and/or complexity:

Asset Impairment—In assessing the recoverability of our fixed assets, goodwill and other non-current assets, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors. During the year ended March 31, 2002, we recorded a charge for impairment in the value of our license for the ROLODEX® Electronics trademark of $11,147. In the year ended March 31, 2005, we recorded an additional charge of $1,531 related to the value of this asset. As of March 31, 2005 the asset is recorded at its estimated fair value of $732 as determined by the discounted cash flow method.

Inventory Valuation—We review the net realizable value and forecast demand for our products on a quarterly basis to ensure that inventory is stated at the lower of cost or net realizable value and that obsolete inventory is written off. Factors that could impact forecast demand and selling prices for our products include the timing and success of new product launches, competitor actions, supplier prices and general economic conditions. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and reported operating results

Allowance for Bad Debts and Returns—We provide an allowance for bad debts and product returns on a monthly basis based upon historical sales, credit and return experience. The adequacy of these allowances is determined by regularly reviewing accounts receivable and returns and applying historical experience to the current balance with consideration given to the current condition of the economy, assessment of the financial position of our customers as well as past payment history and overall trends in past due accounts and returns. Historically, our allowances have been sufficient for any customer write-offs or returns. Although we cannot guarantee future results, management believes its policies and procedures relating to customer exposure are adequate.

Contractual Obligations

The table below lists our contractual obligations as of March 31, 2005.

	Payment due by period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Short-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	49	18	29	2	—
Operating lease obligations	872	348	445	79	—
Purchase obligations(1)	10,930	10,930	—	—	—
Seiko Contractual Commitments(2)	14,796	3,030	6,999	4,767	—
Other Long-term(3)	1,203	54	118	132	$899

Total	$27,822	$14,352	$7,591	$4,980	$899

(1)	The purchase obligations consist primarily of purchase orders for inventory used in our normal course of business. No individual supplier accounted for more than $2,952.
(2)	See note 11 of notes to consolidated financial statements.
(3)	Consists of pension obligations to our former Chief Executive Officer.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

For the year ended March 31, 2005, interest on our Borrowing under our secured financing facilities fluctuated primarily with the prime rate. A variation of 1% in the prime rate during the year ended March 31, 2005 would have affected our earnings by approximately $37,000.

Foreign Currency Risk

We are subject to currency exchange rate risk for the assets, liabilities and cash flows of our subsidiaries that operate in foreign countries, primarily in Europe and the United Kingdom. We maintain a program of selling forward exchange contracts to limit our exposure to fluctuations in the value of foreign currencies. All outstanding foreign exchange contracts are marked-to-market at the end of each accounting period with unrealized gains and losses included in results of operations. Gains or losses on these contracts are offset primarily by the effect of foreign exchange rate changes on the assets, liabilities and underlying transactions.

As of March 31, 2005 we had one outstanding foreign exchange contract entered into with a financial institution to limit our exposure to loss resulting from fluctuations in the value of the Euro. We had an unrealized loss of $100 on this contract as of March 31, 2005, which was recorded during the year. A 10% appreciation in the value of the Euro from the rate at March 31, 2005 would increase the unrealized loss on the outstanding contract to $296, while a 10% depreciation in the value of the Euro would produce an unrealized gain on the contract of $94.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Directors of

Franklin Electronic Publishers, Incorporated

Burlington, New Jersey 08016

We have audited the accompanying consolidated balance sheets of Franklin Electronic Publishers, Incorporated and subsidiaries as of March 31, 2005 and March 31, 2004 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years ended March 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklin Electronic Publishers, Incorporated and subsidiaries as of March 31, 2005 and March 31, 2004, and the results of its operations and cash flows for each of the three years ended March 31, 2005 in conformity with accounting principles generally accepted in the United States.

/s/    RADIN, GLASS & CO., LLP

Certified Public Accountants

New York, New York

June 6, 2005

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except for per share data)

	Year Ended March 31,
	2005	2004	2003
SALES	$62,146	$61,836	$65,592
COST OF SALES	32,167	32,306	35,963

GROSS MARGIN	29,979	29,530	29,629

EXPENSES:
Sales and marketing	16,816	17,166	17,098
Research and development	3,886	3,224	3,385
General and administrative	6,988	6,980	7,011
Trademark write-down	1,531	—	—

Total operating expenses	29,221	27,370	27,494

OPERATING INCOME	758	2,160	2,135
Gain on sale of investment in MobiPocket	1,781	—	—
Interest expense, net	(273)	(452)	(424)
Other, net	41	103	(263)

INCOME BEFORE INCOME TAXES	2,307	1,811	1,448
INCOME TAX (BENEFIT) PROVISION (Note 13)	(96)	159	(853)

NET INCOME	$2,403	$1,652	$2,301
PREFERRED STOCK DIVIDEND	458	426	386

NET INCOME APPLICABLE TO COMMON STOCK	$1,945	$1,226	$1,915

NET INCOME PER COMMON SHARE:
Basic	$0.24	$0.15	$0.24

Diluted	$0.23	$0.15	$0.23

WEIGHTED AVERAGE COMMON SHARES:
Basic	8,047	7,970	7,947

Diluted	8,498	8,355	8,178

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 3)	$2,786	$2,217
Accounts receivable, less allowance for doubtful accounts of $456 and $802	5,837	7,110
Inventories (Note 4)	8,780	8,407
Prepaids and other assets	2,749	2,398

TOTAL CURRENT ASSETS	20,152	20,132

PROPERTY AND EQUIPMENT (Note 5)	6,523	6,587

OTHER ASSETS:
Deferred income tax asset (Notes 2 and 13)	5,700	5,700
Trademark and goodwill (Notes 2 and 7)	2,265	3,796
Software development costs	2,850	2,531
Other assets (Note 6)	3,458	4,369

TOTAL OTHER ASSETS	14,273	16,396

TOTAL ASSETS	$40,948	$43,115

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses (Note 8)	$10,843	$10,766
Revolving credit facility (Note 9)	—	2,375
Current portion of long-term liabilities—Other	72	48

TOTAL CURRENT LIABILITIES	10,915	13,189

LONG-TERM LIABILITIES (Note 9):
Pension and other liabilities	1,179	1,258

SHAREHOLDERS’ EQUITY (Note 12):
Preferred stock, $2.50 par value, authorized 10,000,000 shares, issued and outstanding 2,434 and 4,579 shares ($2,434 and $4,579 liquidation value)	2,412	4,557
Common stock, $0.01 par value, authorized 50,000,000 shares, issued and outstanding, 8,125,222 and 7,994,232 shares	81	80
Additional paid in capital	50,406	50,047
Retained earnings (deficit)	(23,194)	(25,114)
Foreign currency translation adjustment (Note 2)	(851)	(902)

TOTAL SHAREHOLDERS’ EQUITY	28,854	28,668

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$40,948	$43,115

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Year Ended March 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$2,403	$1,652	$2,301
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	2,893	3,237	3,309
Provision for losses on accounts receivable	(31)	177	387
Loss on disposal of property and equipment	16	46	17
Equity in earnings of associated companies	(46)	(87)	—
Gain on sale of investment in MobiPocket	(1,781)	—	—
Trademark write-down	1,531	—	—
Stock issued for services	—	—	45
Source (use) of cash from change in operating assets and liabilities:
Accounts receivable	1,303	(707)	(34)
Inventories	(373)	3,602	(904)
Prepaids and other assets	(351)	(138)	721
Accounts payable and accrued expenses	(19)	169	(810)
Other, net	(8)	(29)	(68)

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,537	7,922	4,964

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(981)	(1,062)	(675)
Proceeds from sale of property and equipment	11	39	17
Software development costs	(1,298)	(1,643)	(754)
Investment in Mobipocket	—	(527)	—
Sale of investment in MobiPocket	2,543	—	—
Change in other assets	(589)	(451)	(566)

NET CASH USED IN INVESTING ACTIVITIES	(314)	(3,644)	(1,978)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	(2,375)	(3,759)	(4,004)
Cash dividends on preferred stock	(458)	—	—
Proceeds from issuance of common shares	354	105	—
Redemption of preferred shares	(2,170)	—	—
Other liabilities	(57)	(51)	(92)

NET CASH USED IN FINANCING ACTIVITIES	(4,706)	(3,705)	(4,096)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	52	185	72

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	569	758	(1,038)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,217	1,459	2,497

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,786	$2,217	$1,459

SUPPLEMENTAL DATA:
Cash paid (received) during the year:
Income taxes	$495	$36	$(1,434)
Interest	$313	$484	$721

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except for share data)

	Common Stock		Additional Paid in Capital	Preferred Stock		Retained Earnings	Accumulated Other Comprehensive Income *	Total Shareholders’ Equity
	Shares	Amount		Shares	Amount
BALANCE—MARCH 31, 2002	7,946,882	$79	$49,899	3,767	$3,745	$(28,255)	$(1,160)	$24,308
Issuance of shares and amortization of deferred compensation expense for shares issued for services	(600)	—	3			—	—	3
Value of stock options granted	—	—	41			—	—	41
Preferred stock dividend				386	386	(386)		—
Income for the period	—	—				2,301	—	2,301
Foreign currency translation adjustment	—	—				—	72	72

BALANCE—MARCH 31, 2003	7,946,282	$79	$49,943	4,153	$4,131	$(26,340)	$(1,088)	$26,725

Amortization of deferred compensation expense for shares issued for services	—	—	4			—	—	4
Issuance of common shares under employee stock option plan	47,950	1	100			—	—	101
Preferred stock dividend				426	426	(426)		—
Income for the period	—	—				1,652	—	1,652
Foreign currency translation adjustment	—	—				—	186	186

BALANCE—MARCH 31, 2004	7,994,232	$80	$50,047	4,579	$4,557	$(25,114)	$(902)	$28,668

Amortization of deferred compensation expense for shares issued for services	—	—	6			—	—	6
Issuance of common shares under employee stock option plan	130,990	1	353			—	—	354
Preferred stock dividend				—		(458)		(458)
Redemption of preferred shares				(2,145)	(2,145)	(25)		(2,170)
Income for the period	—	—				2,403	—	2,403
Foreign currency translation adjustment	—	—				—	51	51

BALANCE—MARCH 31, 2005	8,125,222	$81	$50,406	2,434	$2,412	$(23,194)	$(851)	$28,854

*	Comprehensive income, i.e., net income, plus, or less, the change in foreign currency balance sheet translation adjustments, totaled $2,454 in 2005, $1,838 in 2004, and $2,373 in 2003.

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

Trademark and Goodwill:

The ROLODEX® Electronics trademark is carried at the lower of impaired cost or fair value, which was determined by the discounted cash flow method. Goodwill of purchased businesses is recorded at the lower of cost less amortization through March 31, 2002 or fair value.

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

In March 2005 the Company recorded a charge of $1,531 to adjust the carrying value of the Company’s license agreement for the ROLODEX® Electronics trademark to its estimated fair value. The current fair value of the trademark was determined by the discounted cash flow method. During the year ended March 31, 2004 the Company recorded no impairment in the value of its long-lived assets.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

Other Assets:

Other Assets consist primarily of the Company’s Enterprise Resource Planning Software, the components of which are being amortized over useful lives of 3 to 10 years.

Freight Billed:

The Company recognizes amounts billed to customers in sales transactions for shipping and handling as revenue earned for the goods provided and it classifies it as sales revenue.

Revenue:

The Company recognizes revenue when it is realized. Approximately 97% of the Company’s revenue arises from the shipment of product. The Company considers revenue realized when the product has been shipped or the services have been provided to the customer, and collectibility is reasonably assured. The Company’s sales are made with right of return or exchange for defective products generally within one year from the original retail purchase. Revenue is reduced for estimated customer returns and other allowances. Sales returns are generally estimated and recorded based on historical sales and returns information. Products that exhibit unusual sales or return patterns are specifically investigated and analyzed as part of the accounting process.

The Company maintains a policy of providing price protection to its dealers under which the Company issues credits in the event it reduces its prices. These credits are generally computed by multiplying the number of units on hand at retail at the time of the price reduction by the dollar amount of the price reduction. A provision for the related reduction in sales is made at such time as the Company determines that a price reduction will be effective or is reasonably anticipated. During the years ended March 31, 2005 and 2004, no price protection was granted.

The Company accrues for mark down money at the time of sale based on historical experience. The accrual is adjusted quarterly based on actual and anticipated claims.

Software Development Costs:

The capitalization of software development costs and the related amortization is in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Software costs, which are capitalized after technological feasibility is established, totaled $1,298, $1,643 and $732 for the fiscal years ended March 31, 2005, 2004, and 2003, respectively.

Amortization included in the accompanying Consolidated Statement of Operations for fiscal years ended March 31, 2005, 2004, and 2003, was $968, $1,115, and $1,297, respectively.

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

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

The Company enters into forward foreign exchange contracts to protect the cash flow from its existing assets valued in foreign currency. Economic gains or losses on these contracts are generally offset by the gains or losses on underlying transactions. The Company only enters into contracts with major financial institutions that have an “A” (or equivalent) credit rating. All outstanding foreign exchange contracts are marked-to market at the end of each accounting period with unrealized gains and losses included in results of operations.

As of March 31, 2005 the Company had one outstanding foreign exchange contract entered into to limit its exposure to loss resulting from fluctuations in the value of the Euro. The duration of the contract was six months. The Company had an unrealized loss of $100 on this contract as of March 31, 2005, which was included in results of operations during the year.

As of March 31, 2004 the Company had two outstanding foreign exchange contracts with durations of that did not exceed one year. The Company had an unrealized loss of $27 on these contracts as of March 31, 2004, which was recorded during the year.

As of March 31, 2003 the Company had one outstanding contract with an unrealized loss of $110 which was recorded during that year.

The amount of the contracts outstanding at the end of March 31, 2005, 2004 and 2003 was 1.5 million, 3 million and 1.5 million euros respectively.

Income Taxes:

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates in effect in the years in which the differences are expected to reverse. The Company’s $5,700 deferred tax asset is based upon the Company’s estimate of taxes that would be due and offset against the Company’s net operating loss carried forward, based upon its estimate of future earnings.

Earnings (Loss) Per Share:

Net income (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. The net income per common share computation, assuming dilution, gives effect to all potential dilutive common shares during the period. The computation assumes that the outstanding stock options and warrants were exercised and that the proceeds were used to purchase common shares of the Company.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

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

3.	CASH AND CASH EQUIVALENTS

The Company classifies as cash equivalents highly liquid investments with maturities of less than ninety days.

4.	INVENTORIES

Inventories consist of:

	March 31,
	2005	2004
Finished products	$7,044	$6,788
Component parts	1,736	1,619

	$8,780	$8,407

5.	PROPERTY AND EQUIPMENT

Property and equipment consist of:

	March 31,
	2005	2004
Land	$803	$803
Building and leasehold improvements	5,389	5,351
Furniture and equipment	6,245	6,154
Tooling	4,082	3,717
Computer software purchased	1,291	1,336

	17,810	17,361
Accumulated depreciation and amortization	11,287	10,774

	$6,523	$6,587

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

6.	OTHER ASSETS

Other assets consist of:

	March 31,
	2005	2004
Trademarks and patents	$142	$174
Enterprise resource planning software (net of amortization of $1,515 and $1,041)	2,048	2,455
Advance royalties and licenses	497	407
Investment in Mobipocket	—	643
Other	771	690

	$3,458	$4,369

MOBIPOCKET

In April 2003, the Company purchased 25% of the outstanding shares of MobiPocket.com S.A. for approximately $525 including expenses. This transaction was accounted for by the purchase method of accounting and the ongoing results were accounted for by the equity method of accounting. In March 2005 the Company sold all of its shares in MobiPocket S.A. for approximately $2,500 in cash. The Company realized a gain of $1,781 on the sale.

7.	TRADEMARK AND GOODWILL

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, at the beginning of April 2002 for all goodwill and other intangible assets recognized in the Company’s statement of financial position. This SFAS changed the accounting for goodwill from an amortization method to an impairment-only approach, and introduces a new model for determining impairment charges.

Upon initial application of SFAS No. 142, the trademark and goodwill are deemed to have an indefinite useful life because they are expected to generate cash flows indefinitely. Thus, the Company ceased amortizing the trademark and goodwill on April 1, 2002.

In March 2005 the Company recorded an impairment charge of $1,531 to adjust the carrying value of the Company’s license agreement for the ROLODEX® Electronics trademark to its estimated fair value. The current fair value of the trademark of $732 was determined by the discounted cash flow method.

8.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:

	March 31,
	2005	2004
Trade accounts payable	$5,109	$5,424
Accrued payroll, bonus, benefits and taxes	2,360	2,185
Accrued sales allowances	696	908
Accrued royalties	305	418
Accrued expenses—other	2,373	1,831

	$10,843	$10,766

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

9.	LONG-TERM LIABILITIES

Long-term liabilities consist of:

	March 31,
	2005	2004
Revolving credit facility	$—	$2,375
Other	1,251	1,306

	1,251	3,681
Less current portion	72	2,423

	$1,179	$1,258

The aggregate maturities of the long-term liabilities for the five years after March 31, 2005 are as follows:

Years Ending March 31,
2006	72
2007	74
2008	73
2009	65
2010	69

On December 7, 2004, the Company entered into a new Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association (“PNC”). The Credit Agreement replaces a financing arrangement that expired on its terms on December 7, 2004. The Credit Agreement provides for a $20,000 revolving credit facility (the “Loan”) for the Company. At the Company’s option, Loans under the Credit Agreement will be either Domestic Rate Loans based on PNC’s Base Rate with the interest rate varying from the PNC Base Rate minus 50 basis points to the PNC Base Rate plus 50 basis points or LIBOR Rate Loans with the interest rate varying from LIBOR plus 100 basis points to LIBOR plus 225 basis points, both rates depending upon the ratio of the Company’s Funded Debt to EBITDA and the composition of collateral provided. Loans under the Credit Agreement are secured by substantially all of the assets of the Company. The Credit Agreement contains certain financial covenants and restrictions on indebtedness, business combinations and other related items. As of March 31, 2005 the Company was in compliance with all covenants.

Other long-term liabilities consist primarily of a post retirement obligation to the Company’s former CEO. The long-term balance of this obligation was $1,149 and $1,243 as of March 31, 2005 and 2004 respectively.

10.	ADVERTISING AND MEDIA COSTS

Advertising costs for the years ended March 31, 2005, 2004 and 2003 were $4,845, $4,791, and $5,031, respectively. Deferrals of direct response advertising were not material.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

11.	COMMITMENTS

Lease Commitments:

Rent expense under all operating leases was $ 651, $786, and $750 for the years ended March 31, 2005, 2004 and 2003, respectively. The future minimum rental payments to be made under non-cancelable operating leases, principally for facilities, as of March 31, 2005 were as follows:

Years Ending March 31,
2006	$366
2007	312
2008	162
2009	78
2010	3

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

Seiko Annual Minimum Purchase Commitments:

Franklin has agreed to purchase and accept delivery of a minimum quantity of products from Seiko Instruments Inc (“SII”) for sale in the United States and Germany. The minimum annual purchase commitments for US sales are as follows:

Distribution Year
Fiscal year ended March 31, 2005	$2,300
Fiscal year ended March 31, 2006	2,530
Fiscal year ended March 31, 2007	2,783
Fiscal year ended March 31, 2008	3,061
Fiscal year ended March 31, 2009	3,367

Purchases of SII product in the United States were $1,775 for the year ended March 2005. A provision was made to provide for penalties related to the shortfall in purchases for the year ended March 31, 2005.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

11.	COMMITMENTS—Continued

The minimum annual purchase commitments for German sales are as follows:

First Year	$500
Second Year	550
Third Year	605
Fourth Year	665
Fifth Year	735

The first year for the German commitments will begin to run on the date of first sale in Germany by Franklin of SII Product. Sales are expected to commence in fiscal year 2006.

12.	SHAREHOLDERS’ EQUITY

Restricted Stock Plan and Unearned Portion of Common Stock Issued for Services:

The Company maintains a Restricted Stock Plan, which provides for the grant of shares of common stock for services. The shares are subject to a restriction on transfer, which requires the holder to remain employed by the Company for up to three years in order to receive the shares. As of March 31, 2005, there were no shares of common stock available for distribution under the Plan.

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

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

12.	SHAREHOLDERS’ EQUITY—Continued

Accounting for Employee Stock Options:

No compensation expense is recognized for options granted at fair market value in the results of operations. For disclosure purposes, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options granted during the years ended March 31, 2005, 2004, and 2003, respectively: annual dividends of $0.00 for all years, expected volatility of 58.8%, 86.4%, and 80.3%, risk free interest rate of 3.5%, 3.1%, and 3.4% and expected life of five years for all grants. The number of shares granted, the weighted-average exercise price and weighted average fair value of the stock options granted during the years ended March 31, 2005, 2004, and 2003 were as follows:

	Number of Shares Granted	Weighted- Average Exercise Price	Weighted- Average Fair Value
Year ended March 31, 2003:
Exercise price equals market value	241,335	$1.71	$1.16
Exercise price greater than market value	205,250	$1.20	$0.78

	446,585	$1.48	$0.99

Year ended March 31, 2004:
Exercise price equals market value	286,618	$2.93	$2.02

Year ended March 31, 2005
Exercise price equals market value	324,270	$3.93	$2.09

At March 31, 2005, the Company had two stock-based employee compensation plans, Franklin’s 1988 Stock Option Plan, as amended, and Franklin’s 1998 Stock Option Plan, as amended. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock based employee compensation cost is reflected in net income. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, to stock-based employee compensation:

	Year ended March 31,
	2005	2004	2003
Reported net income (loss)	$2,403	$1,652	$2,301
Deduct:
Total stock-based employee compensation expense determined under fair value based method.	(923)	(1,430)	(1,560)
Expense Recognized Outside plan	—	—	48

Proforma net income	$1,480	$222	$789

(a) Earnings (loss) per share:
Basic-as reported	$0.24	$0.15	$0.24
Basic-pro forma	$0.13	(0.03)	$0.05
Diluted—as reported	$0.23	$0.15	$0.23
Diluted—pro forma	$0.12	(0.02)	$0.05

(a)	After preferred stock dividends of $458, $426 and $386 for the years ended March 31, 2005, 2004, and 2003 respectively.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

12.	SHAREHOLDERS’ EQUITY—Continued

The following table summarizes the changes in options outstanding and the related price ranges for shares of common stock:

		Stock Options
		Shares	Weighted Average Exercise Price
	Outstanding at March 31, 2002	2,643,474	6.66
	Granted	446,585	1.48
	Exercised	—	—
	Expired or cancelled	(68,485)	7.62

	Outstanding at March 31, 2003	3,021,574	5.87
	Granted	286,618	2.93
	Exercised	(47,950)	2.11
	Expired or cancelled	(481,606)	7.96

	Outstanding at March 31, 2004	2,778,636	5.27
	Granted	324,270	3.93
	Exercised	(130,990)	2.71
	Expired or cancelled	(345,673)	6.64

	Outstanding at March 31, 2005	2,626,243	5.05

Outstanding options by plan:	1988 Plan	399,677
	1998 Plan	2,039,066
	Outside of Plan	187,500
	Options available for grant under the 1998 Plan	299,119
	No shares were available for grant under the 1988 Plan

The following table summarizes information about stock options outstanding at March 31, 2005:

	Options outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.20 – $ 1.80	474,620	6.41	$1.29	402,620	$1.45
2.20 – 2.80	282,476	7.14	$2.75	139,650	$2.76
3.01 – 3.97	628,605	8.08	$3.72	290,523	$3.54
4.00 – 4.86	304,983	5.70	$4.29	278,023	$4.22
5.00 – 5.86	283,250	4.01	$6.03	283,250	$5.47
6.00 – 7.50	272,263	4.52	$7.57	271,513	$7.40
8.50 – 10.13	161,704	3.50	$9.16	153,204	$9.05
11.00 – 31.63	218,342	1.76	$16.18	218,342	$15.02

$ 1.20 – $31.63	2,626,243			2,037,125

Options exercisable and the weighted average exercise price at March 31, 2004 and March 31, 2003, were 1,994,613 options and $6.13, and 1,870,666 options and $7.43, respectively.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

12.	SHAREHOLDERS’ EQUITY—Continued

Effective March 31, 2001, the Chairman of Franklin’s Board of Directors, Dr. James H. Simons, subscribed for 3,500 shares of the Company’s Series A 10% Convertible Preferred Stock (“Preferred Stock”) in consideration for the payment of $3,500. The preferred shares are convertible into common stock at a conversion price of five dollars per share, have a liquidation value of one thousand dollars per share and pay dividends at the rate of 10% per year, payable in additional shares of Convertible Preferred Stock in June and December. The Preferred Stock is not redeemable by the holder, but is redeemable by the Company at a redemption price equal to the stated value of the Preferred shares. Payment for the subscribed shares was received by the Company in April 2001. On December 30, 2004 the Company redeemed 1,145 shares of the preferred stock at a cost of $1,145. In March 2005, the Company redeemed an additional 1,000 shares at a total cost of $1,025. As of March 31, 2005, 2,434 shares of Series A Preferred Stock were outstanding.

13.	INCOME TAXES

The components of the net deferred income tax asset are the following:

	March 31,
	2005	2004
US loss carryforward—Franklin	$13,490	$13,344
Foreign loss and tax credit carryforward	153	290
Inventory valuation allowances	995	1,939
Trademark Impairment charge, net of prior amortization	2,324	2,136
Other items (taxable) deductible in future years—net	629	643

	17,591	18,352
Deferred income tax valuation allowance	11,891	12,652

	$5,700	$5,700

Deferred income taxes result from temporary differences between income tax and financial reporting computed at the effective income tax rate. A valuation allowance has been provided to reduce the deferred income tax asset to the amount which is expected more likely than not to be realized.

The income tax provision (credit) consists of the following:

	Year ended March 31,
	2005	2004	2003
Federal	$—	$—	($966)
State	5	(96)	100
Foreign	(101)	255	13

	($96)	$159	($853)

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

13.	INCOME TAXES—Continued

The reconciliation of income taxes shown in the financial statements and amounts computed by applying the Federal income tax rate of 35% for the years ended March 31, 2005, 2004 and 2003 is as follows:

	Year Ended March 31,
	2005	2004	2003
Income before income taxes	$2,307	$1,811	$1,448

Computed expected tax	807	634	506
Effect of non-deductible expenses	20	20	50
Income tax refund	—	—	(966)
Foreign tax provision	(101)	255	13
State tax provision	5	(96)	100
Change in valuation allowance	(827)	(654)	(556)

Provision (benefit) for income taxes	($96)	$159	($853)

Effective April 1, 1997, the Company filed elections with the Internal Revenue Service to treat most of its foreign subsidiaries as divisions of the parent for U.S. income tax reporting.

The loss carry forward and expiration date are as follows:

	Amount	Expiration Date
United States	$35,500	2019

14.	OPERATIONS

Under SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, the Company’s operations are treated as one operating segment, as it only reports profit and loss information on an aggregate basis to the chief operating decision maker of the Company. Information about the Company’s product sales and major customers is provided below:

	March 31,
Product Sales	2005	2004	2003
Reference	$55,461	$51,987	$54,534
ROLODEX® Electronics	2,605	4,488	6,726
eBookMan	463	583	2,793
Seiko	3,085	3,849	—
Other	532	929	1,539

Total Sales	$62,146	$61,836	$65,592

Approximate foreign sources of revenues including export sales were as follows:

	March 31,
Product Sales	2005	2004	2003
Europe	$13,935	$12,964	$12,821
Other International	5,231	6,240	5,470

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

14.	OPERATIONS—Continued

For the fiscal years ended March 31, 2005, 2004 and 2003, no customer accounted for more than 10% of the Company’s revenues.

For the fiscal year ended March 31, 2005 two suppliers accounted for more than 10% of the Company’s purchases of its inventory. The two suppliers individually accounted for 21% and 15% of inventory purchases. For the fiscal year ended March 31, 2004, four suppliers accounted for more than 10% of the Company’s purchases of its inventory. The four suppliers individually accounted for 18%, 17%, 15% and 13% of inventory purchases. For the fiscal year ended March 31, 2003, three suppliers accounted for more than 10% of the Company’s purchases of its inventory. The three suppliers individually accounted for 27%, 16%, and 12% of inventory purchases.

15.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) on Emerging Issues Task Force (EITF) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which delays the effective date for the recognition and measurement guidance in EITF Issue No. 03-1. In addition, the FASB has issued a proposed FSP to consider whether further application guidance is necessary for securities analyzed for impairment under EITF Issue No. 03-1. The Company does not believe the adoption of the proposed FSP will have a material impact on its financial statements.

In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 151 will have a material impact on its financial statements.

In December 2004, the FASB issued SFAS 152 Accounting for Real Estate Time-Sharing Transactions which changes certain of the accounting in that industry for fiscal years beginning after June 15, 2005. Company does not believe the adoption of SFAS No. 152 will have a material impact on its financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 153 will have a material impact on its financial statements.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. In March 2005, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) 107, Share-Based Payment, which expresses views of the SEC Staff about the application of SFAS No. 123(R). SFAS No. 123(R) was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC deferred its effective date so that it will be effective for annual reporting periods beginning on or after June 15, 2006. The Company plans to adopt SFAS No. 123 (R) for the quarter ending June 30, 2006. If the Company had adopted SFAS No, 123 (R) for the year ended March 31, 2005, the Company would have recognized an additional expense based on the fair value of the stock options granted of $923 (see Note 12).

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

15.	RECENT ACCOUNTING PRONOUNCEMENTS—Continued

In May 2005, the FASB issued SFAS 154 Accounting Changes and Error Corrections which requires accounting changes to be applied retroactively as of the earliest practicable date and all financial statements for periods subsequent to that date to reflect the adopted principle as if it had been in effect for all periods. SFAS 154 is effective for fiscal years beginning after December 15, 2005. Company does not believe the adoption of SFAS No. 154 will have a material impact on its financial statements.

16.	SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	June 30	September 30	December 31	March 31
Fiscal 2005
Net sales	$15,990	$16,246	$19,174	$10,736
Gross margin	7,927	7,783	9,367	4,902
Net income (loss)	779	945	1,409	(730)
Net income (loss) per common share:
Basic	.07	.12	.15	(.09)
Diluted	.06	.11	.14	(.09)

Fiscal 2004
Net sales	$14,983	$15,671	$18,873	$12,309
Gross margin	6,983	7,533	9,237	5,777
Net income (loss)	280	747	1,388	(763)
Net income (loss) per common share:
Basic	.01	.09	.15	(.10)
Diluted	.01	.09	.14	(.10)

Fiscal 2003
Net sales	$16,517	$21,054	$18,764	$9,257
Gross margin	7,247	9,653	8,462	4,267
Net income (loss)	157	2,559	1,528	(1,943)
Net income (loss) per common share:
Basic	—	.32	.17	(.24)
Diluted	—	.32	.17	(.24)

Schedule II

Franklin Electronic Publishers, Inc.

Valuation and Reserve Accounts

For the years ended March 31, 2005, 2004 and 2003

(in thousands)

	Balance at Beginning of Period	Charges to Revenue of Expenses	Deductions		Balance at End of Period
Allowance for Bad Debts:
Year ended March 31, 2005	$802	($21)	$325	(1)	$456
Year ended March 31, 2004	892	282	372	(1)	802
Year ended March 31, 2003	1,112	286	506	(1)	892

Allowance for Sales Returns:
Year ended March 31, 2005	$809	$3,167	$3,379	(2)	$597
Year ended March 31, 2004	469	2,941	2,601	(2)	809
Year ended March 31, 2003	2,503	2,703	4,737	(2)	469

Allowance for Mark Downs/Price Protection:
Year ended March 31, 2005	$126	($18)	$55	(3)	$53
Year ended March 31, 2004	258	156	288	(3)	126
Year ended March 31, 2003	350	651	743	(3)	258

Notes:

(1)	Write-offs of Accounts Receivable net of recoveries.
(2)	Return offset against provision.

The allowance for returns at the beginning of fiscal year 2003 included $1,100 of anticipated eBookMan returns.

(3)	Mark Downs/Price Protection granted.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A.	CONTROLS AND PROCEDURES

As of March 31, 2005 (the end of the period covered by this report), our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our subsidiaries) required to be included in periodic reports filed under the Securities Exchange Act of 1934.

In designing and evaluating our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934), management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We believe that our disclosure controls and procedures provide such reasonable assurance.

No change occurred in our internal controls concerning financial reporting during the fourth quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER	INFORMATION

NONE

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We have adopted a code of ethics that applies to our chief executive officer and chief financial officer, our principal executive officer and principal financial officer, respectively, and all of our other financial executives. We have also adopted a code of ethics applicable to all employees, officers and directors. We make both our codes of ethics available free of charge through our internet website, www.franklin.com. We will disclose on our web site amendments to or waivers from our code of ethics in accordance with all applicable laws and regulations.

Information called for by Item 10 is set forth under the heading “Election of Directors” in our Proxy Statement for our 2005 annual meeting of stockholders (the “2005 Proxy Statement”), which is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information called for by Item 11 is set forth under the heading “Executive Compensation” in the 2005 Proxy Statement, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information called for by Item 12 is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2005 Proxy Statement, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information called for by Item 13 is set forth under the heading “Certain Relationships and Related Transactions” in the 2005 Proxy Statement, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information called for by Item 14 is set forth under the heading “Principal Accountant Fees and Services” in the 2005 Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial statements and schedules filed as a part of this report are listed on the “Index to Financial Statements” contained herein. All other schedules are omitted because (i) they are not required under the instructions, (ii) they are inapplicable or (iii) the information is included in the financial statements.

(2) Financial Statement Schedules

Schedule	Description	Page
II	Valuation and Reserve Accounts, Three Years ended March 31, 2005	43

(b) Exhibits

EXHIBITS

EXHIBITS NO.

3.01	—	Certificate of Incorporation of Franklin (Incorporated by reference to Exhibit 3.01 to Registration Statement on Form S-1, File No. 3-6612 (the “Company’s 1986 S-1 Registration Statement”))

3.02	—

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

3.04	—	Amended and Restated Statement of Rights and Preferences of Series A 10% Convertible Preferred Stock (Incorporated by reference to the Exhibit to the Company’s Report on Form 8-K filed May 23, 2001)

3.05	—	By-laws of Franklin (Incorporated by reference to Exhibit 3.02 to the Company’s 1986 S-1 Registration Statement)

3.06	—	Amendment to By-laws of Franklin (Incorporated by reference to Exhibit A to the Company’s Proxy Statement relating to the 1987 Annual Meeting of Shareholders)

3.07	—	Amendment to By-laws of Franklin (Incorporated by reference to Exhibit 3.05 to the Company’s 1990 10-K)

10.01	—	Standard form of Sales Representative Agreement (Incorporated by reference to Exhibit 10.07 to the Company’s 1986 S-1 Registration Statement)

10.02**	—	Franklin Restricted Stock Plan, as amended (Incorporated by reference to Exhibit 10.13 to the Company’s report on Form 10-K for the year ended March 31, 1987)

10.03**	—	Franklin Stock Option Plan as Amended and restated effective as of July 24, 1996 (Incorporated by reference to the Company’s Proxy Statement relating to the 1996 Annual Meeting of Shareholders)

10.04**	—	Franklin Stock Option Plan as Amended and Restated effective July 20, 2001 (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 filed on August 27, 2001)

10.05**	—

Stock Option Agreement dated July 28, 1999 between the Company and Arnold D. Levitt (Incorporated by reference to Exhibit 4(e) to the Company’s Registration Statement on form S-8 filed on December 14, 1999)

EXHIBITS NO.

10.06**+	—	Stock Option Agreement dated April 8, 2002 between the Company and Andrew Horsfall

10.07**	—	Stock Option Agreement dated August 12, 2002 between the Company and Kurt A. Goszyk (Incorporated by reference to Exhibit 10.07 to the Company’s Annual Report on Form 10-K filed on June 29, 2004

10.08	—

Revolving Credit and Security Agreement by and among the Company, Franklin Electronic Publishers (Europe) LTD., Franklin Electronic Publishers (Deutschland) GMBH and PNC Bank, National Association, dated December 7, 2004. (Incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q filed on February 14, 2005)

10.09**	—	Bonus Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 26, 2005)

10.10+	—	Framework for Technology Agreement by and between Amazon.com, Inc. and the Company dated March 30, 2005

10.11**+	—	Amendment dated January 1, 2005 to Stock Option Agreement dated August 12, 2002 between the Company and Kurt A. Goszyk

21+	—	List of Subsidiaries of the Company

23+	—	Consent of Independent Registered Public Accounting Firm

31.1+	—	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	—	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	—	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	—	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(c) of this report.
+	Filed herewith

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

Dated: June 29, 2005	By:	/S/ BARRY J. LIPSKY
Barry J. Lipsky President and Chief Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date

/S/ EDWARD H. COHEN Edward H. Cohen	Director	June 29, 2005

/S/ BARRY J. LIPSKY Barry J. Lipsky	President, Chief Executive Officer and Director (Principal Executive Officer)	June 29, 2005

/S/ LEONARD M. LODISH Leonard M. Lodish	Director	June 29, 2005

James Meister	Director	June 29, 2005

/S/ HOWARD L. MORGAN Howard L. Morgan	Director	June 29, 2005

/S/ JERRY R. SCHUBEL Jerry R. Schubel	Director	June 29, 2005

/S/ JAMES H. SIMONS James H. Simons	Director	June 29, 2005

/S/ WILLIAM H. TURNER William H. Turner	Director	June 29, 2005

/S/ ARNOLD D. LEVITT Arnold D. Levitt	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	June 29, 2005

EXHIBIT INDEX

EXHIBITS NO.
3.01	—	Certificate of Incorporation of Franklin (Incorporated by reference to Exhibit 3.01 to Registration Statement on Form S-1, File No. 3-6612 (the “Company’s 1986 S-1 Registration Statement”))

3.02	—	Articles of Amendment to the Certificate of Incorporation of Franklin (Incorporated by reference to Exhibit 3.02 to the Company’s 1990 report on Form 10-K for the year ended March 31, 1990 (the “Company’s 1990 10-K”))

3.03	—	Articles of Amendment to the Certificate of Incorporation of Franklin (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 8-A, as amended, filed on October 31, 2003)

3.04	—	Amended and Restated Statement of Rights and Preferences of Series A 10% Convertible Preferred Stock (Incorporated by reference to the Exhibit to the Company’s Report on Form 8-K filed May 23, 2001)

3.05	—	By-laws of Franklin (Incorporated by reference to Exhibit 3.02 to the Company’s 1986 S-1 Registration Statement)

3.06	—	Amendment to By-laws of Franklin (Incorporated by reference to Exhibit A to the Company’s Proxy Statement relating to the 1987 Annual Meeting of Shareholders)

3.07	—	Amendment to By-laws of Franklin (Incorporated by reference to Exhibit 3.05 to the Company’s 1990 10-K)

10.01	—	Standard form of Sales Representative Agreement (Incorporated by reference to Exhibit 10.07 to the Company’s 1986 S-1 Registration Statement)

10.02**	—	Franklin Restricted Stock Plan, as amended (Incorporated by reference to Exhibit 10.13 to the Company’s report on Form 10-K for the year ended March 31, 1987)

10.03**	—	Franklin Stock Option Plan as Amended and restated effective as of July 24, 1996 (Incorporated by reference to the Company’s Proxy Statement relating to the 1996 Annual Meeting of Shareholders)

10.04**	—	Franklin Stock Option Plan as Amended and Restated effective July 20, 2001 (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 filed on August 27, 2001)

10.05**	—	Stock Option Agreement dated July 28, 1999 between the Company and Arnold D. Levitt (Incorporated by reference to Exhibit 4(e) to the Company’s Registration Statement on form S-8 filed on December 14, 1999)

10.06**+	—	Stock Option Agreement dated April 8, 2002 between the Company and Andrew Horsfall

10.07**	—	Stock Option Agreement dated August 12, 2002 between the Company and Kurt A. Goszyk (Incorporated by reference to Exhibit 10.07 to the Company’s Annual Report on Form 10-K filed on June 29, 2004

10.08	—	Revolving Credit and Security Agreement by and among the Company, Franklin Electronic Publishers (Europe) LTD., Franklin Electronic Publishers (Deutschland) GMBH and PNC Bank, National Association, dated December 7, 2004. (Incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q filed on February 14, 2005)

10.09**	—	Bonus Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 26, 2005)

EXHIBITS NO.

10.10+	—	Framework for Technology Agreement by and between Amazon.com, Inc. and the Company dated March 30, 2005

10.11**+	—	Amendment dated January 1, 2005 to Stock Option Agreement dated August 12, 2002 between the Company and Kurt A. Goszyk

21+	—	List of Subsidiaries of the Company

23+	—	Consent of Independent Registered Public Accounting Firm

31.1+	—	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	—	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	—	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	—	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(c) of this report.
+	Filed herewith