Form 10-Q
period 2005-06-30
FRANKLIN ELECTRONIC PUBLISHERS INC
filed 2005-08-15
CIK 356841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

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

(609) 386-2500

(Registrant’s Telephone Number, Including Area Code)

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

COMMON STOCK OUTSTANDING AS OF AUGUST 5, 2005: 8,129,035

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2005	March 31, 2005
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,473	$2,786
Accounts receivable, less allowance for doubtful accounts of $464 and $456	15,655	5,837
Inventories	10,744	8,780
Prepaids and other assets	1,655	2,749

TOTAL CURRENT ASSETS	30,527	20,152

PROPERTY AND EQUIPMENT	6,348	6,523

OTHER ASSETS:
Deferred income tax asset	5,700	5,700
Trademark and goodwill	2,265	2,265
Software development costs	2,930	2,850
Other assets	3,369	3,458

TOTAL OTHER ASSETS	14,264	14,273

TOTAL ASSETS	$51,139	$40,948

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$15,753	$10,843
Current portion of long-term liabilities - Other	130	72

TOTAL CURRENT LIABILITIES	15,883	10,915

LONG-TERM LIABILITIES:
Revolving credit facility	3,775	—
Other liabilities	1,105	1,179

TOTAL LONG-TERM LIABILITIES	4,880	1,179

SHAREHOLDERS’ EQUITY:
Preferred stock, $2.50 par value, authorized 10,000,000 shares, issued and outstanding 2,434 ($2,434 aggregate liquidation value)	2,412	2,412
Common stock, $0.01 par value, authorized 50,000,000 shares, issued and outstanding, 8,127,660 and 8,125,222 shares	81	81
Additional paid in capital	50,413	50,406
Retained earnings (deficit)	(21,674)	(23,194)
Foreign currency translation adjustment	(856)	(851)

TOTAL SHAREHOLDERS’ EQUITY	30,376	28,854

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$51,139	$40,948

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except for per share data)

(unaudited)

	Three Months Ended June 30,
	2005	2004
SALES	$18,419	$15,990

COST OF SALES	9,077	8,063

GROSS MARGIN	9,342	7,927

EXPENSES:
Sales and marketing	4,523	4,272
Research and development	1,144	882
General and administrative	2,006	1,935

Total operating expenses	7,673	7,089

OPERATING INCOME	1,669	838

Interest expense, net	(11)	(67)
Other, net	19	35

INCOME BEFORE INCOME TAXES	1,677	806
INCOME TAX PROVISION	35	27

NET INCOME	1,642	779

PREFERRED STOCK DIVIDEND	122	229

INCOME APPLICABLE TO COMMON SHAREHOLDERS	$1,520	$550

INCOME PER COMMON SHARE:
Basic	$0.19	$0.07

Diluted	$0.18	$0.06

WEIGHTED AVERAGE COMMON SHARES:
Basic	8,126	8,002

Diluted	8,495	8,480

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except for share data)

	Common Stock		Additional Paid in Capital	Preferred Stock		Retained Earnings	Accumulated Other Comprehensive Income *	Total Shareholders’ Equity
	Shares	Amount		Shares	Amount
BALANCE - MARCH 31, 2005	8,125,222	$81	$50,406	2,434	$2,412	$(23,194)	$(851)	$28,854
Amortization of deferred compensation expense for shares issued for services			2					2
Issuance of common shares under employee stock option plan	2,438		5					5

Preferred stock dividend						(122)		(122)
Income for the period						1,642		1,642
Foreign currency translation adjustment							(5)	(5)

BALANCE - JUNE 30, 2005 (unaudited)	8,127,660	$81	$50,413	2,434	$2,412	$(21,674)	$(856)	$30,376

*	Comprehensive income, i.e., net income, plus, or less, the change in foreign currency balance sheet translation adjustments, totaled $1,637 for the three months ended June 30, 2005.

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$1,642	$779
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Depreciation and amortization	602	757
Provision for losses on accounts receivable	(9)	40
Loss (gain) on disposal of property and equipment	—	(8)
Source (use) of cash from change in operating assets and liabilities:
Accounts receivable	(9,809)	(4,272)
Inventories	(1,964)	(2,886)
Prepaids and other assets	1,094	224
Accounts payable and accrued expenses	4,910	3,415
Other, net	2	9

NET CASH USED IN OPERATING ACTIVITIES	(3,532)	(1,942)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(81)	(520)
Proceeds from sale of property and equipment	—	10
Software development costs	(287)	(340)
Change in other assets	(51)	(76)

NET CASH USED IN INVESTING ACTIVITIES	(419)	(926)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	3,775	3,076
Cash dividends on preferred stock	(122)	(229)
Proceeds from issuance of common shares	6	63
Other liabilities	(17)	(12)

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,642	2,898

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(4)	(33)

DECREASE IN CASH AND CASH EQUIVALENTS	(313)	(3)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,786	2,217

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,473	$2,214

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands)

Reference is made to the financial statements included in the Company’s Annual Report (Form 10-K) filed with the Securities and Exchange Commission for the year ended March 31, 2005.

The financial statements for the periods ended June 30, 2005 and 2004 are unaudited and include all adjustments necessary to a fair presentation of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full year.

OPERATIONS

Under Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company’s operations are treated as one operating segment as it only reports profit and loss information on an aggregate basis to the chief operating decision maker of the Company. Information about the Company’s product sales are as follows:

	Three Months Ended June 30,
Product Sales	2005	2004
Reference	$17,457	$14,662
ROLODEX® Electronics	264	482
Seiko	497	667
eBookMan	6	48
Other	195	131

Total Sales	$18,419	$15,990

Approximate foreign sources of revenues including export sales were as follows:

	Three Months Ended June 30,
Product Sales	2005	2004
Europe	$3,233	$2,867
Other International	1,009	769

For the three month period ended June 30, 2005 one customer accounted for more than 10% of the Company’s revenue. Sales to the customer were approximately $1,881 and consisted exclusively of reference products. For the three month period ended June 30, 2004 one customer accounted for more than 10% of the Company’s revenue. Sales to the customer were approximately $2,383 and also consisted exclusively of reference products.

For the quarter ended June 30, 2005, two suppliers accounted for more than 10% of the Company’s purchases of inventory. The two suppliers each accounted for 24% of inventory purchases.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands)

For the quarter ended June 30, 2004, three suppliers accounted for more than 10% of the Company’s purchases of inventory. The three suppliers individually accounted for 23%, 14% and 10% of inventory purchases.

STOCK OPTIONS

At June 30, 2005, the Company had two employee stock option plans, Franklin’s 1988 Stock Option Plan, as amended, and Franklin’s 1998 Stock Option Plan, as amended. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock based employee compensation cost is reflected in net income.

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, to stock-based employee compensation:

	Three months ended June 30,
	2005	2004
Reported net income	$1,642	$779
Deduct:
Total stock-based employee compensation expense determined under fair value based method.	(118)	(215)

Proforma net income	$1,524	$564

(a) Earnings per share:
Basic-as reported	$0.19	$0.07
Basic- pro forma	$0.17	$0.04

Diluted – as reported	$0.18	$0.06
Diluted – pro forma	$0.17	$0.04

(a)	After preferred stock dividends of $122 and $229 for the three-month periods ended June 30, 2005 and 2004 respectively.

PREFERRED STOCK

On June 30, 2005, the Company paid a cash dividend of $122 on its Preferred Stock.

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

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. In March 2005, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) 107, Share-Based Payment, which expresses views of the SEC Staff about the application of SFAS No. 123(R). SFAS No. 123(R) was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC deferred its effective date so that it will be effective for annual reporting periods beginning on or after June 15, 2005. The Company plans to adopt SFAS No. 123 (R) for the quarter ending June 30, 2006. If the Company had adopted SFAS No, 123 (R) for the quarter ended June 30, 2005, the Company would have recognized an additional expense based on the fair value of the stock options granted of $118.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands)

In May 2005, the FASB issued SFAS 154 Accounting Changes and Error Corrections which requires accounting changes to be applied retroactively as of the earliest practicable date and all financial statements for periods subsequent to that date to reflect the adopted principle as if it had been in effect for all periods. SFAS 154 is effective for fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company’s financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands)

This 2005 Quarterly Report on Form 10-Q may contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent and belief or current expectations of Franklin and its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, the timely availability and acceptance of new electronic books, and other electronic products, changes in technology, the impact of competitive electronic products, the management of inventories, dependence on key licenses, titles and products, dependence on third party component suppliers and manufacturers, including those that provide Franklin-specific parts, and other risks and uncertainties that may be detailed herein, and from time-to-time, in Franklin’s reports filed with the Securities and Exchange Commission. Franklin undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

RESULTS OF OPERATIONS

Three months ended June 30, 2005 compared with three months ended June 30, 2004:

Net Sales

Sales of $18,419 for the quarter ended June 30, 2005, increased by $2,429 from sales of $15,990 for the same quarter last year. The higher sales in the quarter were attributable to increased revenue of $2,466 in our Proximity Technology Division resulting from the delivery during the quarter of technology pursuant to two technology development and licensing agreements. Revenue from these agreements is included in our reference product line. Excluding the above technology and licensing revenue, an increase in reference product sales of $329 was more than offset by declines in ROLODEX ® Electronics and Seiko products of $218 and $170 respectively. The increase in reference product sales was due to higher international sales of $585 partially offset by lower sales in the US of $270. The decrease in ROLODEX ® Electronics and Seiko product sales occurred primarily in the US Consumer market where sales declined by $215 and $228 respectively.

Gross Margin

The gross margin percentage increased to 51% of sales in the current quarter from 50% in the quarter ended June 30, 2004, while gross margin dollars increased by $1,415. Of the increase in the gross margin dollar amount, $1,204 is due to higher year-over-year sales while $211 is attributable to the higher margin percentage. The slightly higher gross margin percentage resulted from the higher margins realized on the technology development and licensing agreements partially offset by reduced margins in the UK as we began distributing our products through a distributor in that region in October 2004.

Operating Expenses

Total operating expenses increased to $7,673 in the current quarter from $7,089 in the same period last year. Sales and marketing expense increased to $4,523 (25% of sales) from $4,272 (27% of sales) last year. The increase in sales and marketing expense was due primarily to higher professional fees of $110, an increase in advertising and promotions expense of $67 and higher freight expense of $96. Research and development expense increased by $262 to $1,144 (6% of sales) from $882 (6% of sales) last year due primarily to increased professional fees and outside engineering cost of $138 and $58 respectively. General and administrative expense increased by $71 to $2,006 (11% of sales) compared with $1,935 (12% of sales) in the prior year due to higher personnel costs of $100 and higher accounting fees of $89 partially resulting from Sarbanes-Oxley compliance work partly offset by reduced bank fees of $43.

Interest Expense, net

Interest expense, net declined to $11 in the current period from $67 last year because of lower levels of debt outstanding and lower interest rates under our new credit facility.

Other, net

Other, net was a gain of $19 for the quarter ended June 30, 2005 compared with a gain of $35 in the same period last year. The change is due primarily to the positive results of our program of selling euros at current rates for future settlement which recorded a gain of $135, resulting from weakness in the euro, in the quarter ended June 30, 2005 as compared to a gain of $39 in the same quarter last year. This improvement was partly offset by a loss of $119 on the repatriation of funds from our foreign subsidiaries in the quarter ended June 30, 2005, compared with gain of $5 in the same period last year.

Net Income

For the quarter ended June 30, 2005, net income increased by $863 to $1,642 from $779 in the same period last year. The increase is due to higher development and licensing income, of $1,363 resulting from the delivery during the quarter of technology pursuant to two technology development and licensing agreements. This gain was partially offset by an increase in operating expenses of $584.

We have operations in a number of foreign countries and record sales and incur expenses in various foreign currencies. As the value of these currencies fluctuate from year to year against the US dollar, our revenues, operating expenses and results of operations are impacted. For the quarter ended June 30, 2005, approximately 17% of our sales were denominated in currencies other than the US dollar. For the quarter ended June 30, 2005, our sales and gross margin benefited by approximately $124 from the year over year change in exchange rates for the various currencies (primarily the euro) in which we operate, while our selling, general and administrative expenses increased by approximately $54 due to the fluctuations in exchange rates. The change in exchange rates had no effect on our research and development expense or cost of sales. The net effect of the year over year fluctuations in exchange rates on our results of operations for the quarter ended June 30, 2005 was an increase in income of approximately $69.

We enter into forward foreign exchange contracts to protect the cash flow from our existing assets valued in foreign currency. Economic gains or losses on these contracts are generally offset by the gains or losses on underlying transactions.

As of June 30, 2005 we had one outstanding foreign exchange contract in the amount of 1,500 euros (equivalent to US dollars of $1,860) with an unrealized gain of $123 and an expiration date of October 2005. The unrealized gain was included in results of operations under the Other, net caption with the offsetting balance included in Accounts Receivable on our balance sheet.

As of June 30, 2004 we had two outstanding foreign exchange contracts each in the amount of 1,500 euros (each equivalent to US dollars of $1,830) with total unrealized gains of $88 and expiration dates of July and October 2004. The unrealized gains were included in results of operations under the Other, net caption with the offsetting balance included in Accounts Receivable on our balance sheet.

Changes in Financial Condition

Accounts receivable increased by $9,818 to $15,655 at June 30, 2005 from $5,837 at March 31, 2005 primarily because of a seasonal increase in sales of $7,683 during the June 2005 quarter compared with the March 2005 quarter and from higher receivables of $2,278 resulting from the sale of component parts to vendors. Inventory increased by $1,964 to $10,744 on June 30, 2005 from $8,780 on March 31, 2005 due to normal seasonal increases as we build inventory for the back-to-school and holiday seasons. Accounts payable and the balance of our borrowings under our credit facility increased by $4,910 and $3,775 respectively, from March 31, 2005 because of seasonal inventory and cash requirements.

Liquidity and Capital Resources

We had cash and cash equivalents of $2,473 and borrowings under our credit facility of $3,775 at June 30, 2005 compared with cash and cash equivalents of $2,786 and zero borrowings at March 31, 2005.

In June 2005 we paid the dividend due on our Preferred Stock of $122 in cash rather than in additional shares of Preferred Stock. As of June 30, 2005, 2,434 shares of Preferred Stock were outstanding.

On December 7, 2004, we entered into a new Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association (“PNC”). The Credit Agreement provides for a $20,000 revolving credit facility (the “Loan”) for the Company. At our option, Loans under the Credit Agreement will be either Domestic Rate Loans based on PNC’s Base Rate with the interest rate varying from the PNC Base Rate minus 50 basis points to the PNC Base Rate plus 50 basis points or LIBOR Rate Loans with the interest rate varying from LIBOR plus 100 basis points to LIBOR plus 225 basis points, both rates depending upon the ratio of our Funded Debt to EBITDA and the composition of collateral provided. Loans under the Credit Agreement are secured by substantially all of the assets of the Company. The Credit Agreement contains certain financial covenants and restrictions on indebtedness, business combinations and other related items. As of June 30, 2005 we were in compliance with all covenants.

We rely primarily on our operating cash flow to support our operations. Over the last three fiscal years we generated aggregate cash flow from operations of $18,423. This operating cash flow is supplemented by our revolving credit facility to meet seasonal financing needs. We believe our cash flow from operations, available borrowing under our revolving credit facility and existing cash balances will be adequate to satisfy our cash needs for the next twelve months. The amount of credit available under the facility at any time is based upon a formula applied to our accounts receivable, inventory, real estate, and certain capital equipment. As of June 30, 2005, we had credit available of $17,194 of which $3,775 was drawn down and $13,419 remained available. Our credit availability and borrowings under the facility fluctuate during the year because of the seasonal nature of our business. During the year ended March 31, 2005, maximum availability and borrowings under our current and previous credit facilities approximated $14,200 and $7,200 respectively. We do not have any significant capital leases and anticipate that depreciation and amortization for fiscal 2006 will exceed planned capital expenditures.

Seasonality

The “back to school” season (August to mid-September) and Christmas selling season (October, November and December) are the strongest selling periods at retail for our products.

Future Income Tax Benefits

Because of net operating loss carryforwards, no US federal income taxes have been provided for during the quarter ending June 30, 2005. Our deferred tax asset of $5,700 is based upon our estimate of taxes that would be due and offset against our net operating loss carried forward, based upon our estimate of future earnings.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

The agreement provides for a payment to SII, generally calculated at 35% of the shortfall for any distribution year. For the year ended March 2005, purchases of SII product in the United States were $1,775. A provision of $175 was recorded during the fiscal year to provide for amounts due SII related to the shortfall in purchases.

In the quarter ended June 30, 2005, we recorded a provision of $75 for a portion of the estimated amounts due SII for the projected shortfall of purchases in the current fiscal year based upon our estimates of sales of Seiko products for the remainder of the fiscal year. Future year sales and purchases of Seiko products will be determined by the development and introduction of new products and the market acceptance of such products.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, we evaluate these estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We annually review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate and transparent information relative to the current economic and business environment. We believe that of our significant accounting policies, the following policies involve a higher degree of judgment and/or complexity:

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

Inventory Valuation—We review the net realizable value and forecast demand for our products on a quarterly basis to ensure that inventory is stated at the lower of cost or net realizable value and that obsolete inventory is written off. Factors that could impact forecast demand and selling prices for our products include the timing and success of new product launches, competitor actions, supplier prices and general economic conditions. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and reported operating results.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes from the information presented in Item 7A of the Company’s Annual Report on Form 10-K for the year ended March 31, 2005, which is hereby incorporated by reference, with respect to the Company’s quantitative and qualitative disclosures about market risks.

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2005 (the end of the period covered by this report), our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. In designing and evaluating our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934), management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We believe that our disclosure controls and procedures provide such reasonable assurance.

No change occurred in our internal controls concerning financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to litigation from time to time arising in the ordinary course of its business. The Company does not believe that any such litigation is likely, individually or in the aggregate, to have a material adverse effect on the financial condition of the Company.

ITEM 5. OTHER INFORMATION

ROLODEX® is a registered trademark of Berol Corporation, a subsidiary of Newell Rubbermaid, Inc. Seiko® is registered trademark of Seiko, Inc.

ITEM 6. EXHIBITS

(a) Exhibits

10.1*	Franklin Electronic Publishers, Incorporated Corporate Policy, Executive Severance Protection.

10.2*	Service Agreement between Franklin Electronic Publishers (Deutschland) GmbH and Walter Schillings dated March 8, 1996.

10.3*	Annex to Contract of Employment between Franklin Electronic Publishers (Deutschland) GmbH and Walter Schillings dated October 1, 1999.

10.4*	Annex to Contract of Employment between Franklin Electronic Publishers (Deutschland) GmbH and Walter Schillings dated February 15, 2000.

10.5*	Contract of Employment between Franklin Electronic Publishers (Deutschland) GmbH and Walter Schillings dated December 5, 2002.

10.6*	Offer Letter between Franklin Electronic Publishers, Incorporated and Michael Crincoli dated January 5, 2000.

10.7 *	Offer Letter between Franklin Electronic Publishers, Incorporated and Kevin Port dated November 8, 2004.

31.1*	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

Date: August 15, 2005	/s/ Barry J. Lipsky
Barry J. Lipsky
President and Chief Executive Officer
(Duly Authorized Officer)

Date: August 15, 2005	/s/ Arnold D. Levitt
Arnold D. Levitt
Senior Vice President,
Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)