Form 10-Q
period 2005-09-30
FRANKLIN ELECTRONIC PUBLISHERS INC
filed 2005-11-14
CIK 356841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 0-14841

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania (State or other Jurisdiction of Incorporation or Organization)	22-2476703 (I.R.S. Employer Identification No.)

One Franklin Plaza, Burlington, New Jersey (Address of Principal Executive Office)	08016-4907 (Zip Code)

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

Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

COMMON STOCK OUTSTANDING AS OF NOVEMBER 7, 2005: 8,199,458

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2005	March 31, 2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,800	$2,786
Accounts receivable, less allowance for doubtful accounts of $472 and $456	10,490	5,837
Inventories	11,419	8,780
Prepaids and other assets	1,630	2,749

TOTAL CURRENT ASSETS	26,339	20,152

PROPERTY AND EQUIPMENT	6,418	6,523

OTHER ASSETS:
Deferred income tax asset	5,700	5,700
Trademark and goodwill	2,265	2,265
Software development costs	3,380	2,850
Other assets	3,128	3,458

TOTAL OTHER ASSETS	14,473	14,273

TOTAL ASSETS	$47,230	$40,948

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$12,435	$10,843
Current portion of long-term liabilities - Other	130	72

TOTAL CURRENT LIABILITIES	12,565	10,915

LONG-TERM LIABILITIES:
Revolving credit facility	3,000	-
Other liabilities	1,084	1,179

TOTAL LONG-TERM LIABILITIES	4,084	1,179

SHAREHOLDERS’ EQUITY:
Preferred stock, $2.50 par value, authorized 10,000,000 shares, issued
and outstanding 2,434 ($2,434 aggregate liquidation value)	2,412	2,412
Common stock, $0.01 par value, authorized 50,000,000 shares, issued and outstanding, 8,199,458 and 8,125,222 shares	82	81
Additional paid in capital	50,589	50,406
Retained earnings (deficit)	(21,599)	(23,194)
Foreign currency translation adjustment	(903)	(851)

TOTAL SHAREHOLDERS’ EQUITY	30,581	28,854

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$47,230	$40,948

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except for per share data)

(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
SALES	$13,848	$16,246	$32,267	$32,236
COST OF SALES	7,154	8,463	16,231	16,526

GROSS MARGIN	6,694	7,783	16,036	15,710

EXPENSES:
Sales and marketing	4,127	3,873	8,650	8,145
Research and development	861	873	2,005	1,755
General and administrative	1,595	1,769	3,601	3,704

Total operating expenses	6,583	6,515	14,256	13,604

OPERATING INCOME	111	1,268	1,780	2,106
Interest expense, net	(77)	(99)	(88)	(166)
Other, net	83	(145)	102	(110)

INCOME BEFORE INCOME TAXES	117	1,024	1,794	1,830
INCOME TAX PROVISION	42	79	77	106

NET INCOME	75	945	1,717	1,724

PREFERRED STOCK DIVIDEND	-	-	122	229
INCOME APPLICABLE TO COMMON SHAREHOLDERS	$75	$945	$1,595	$1,495

INCOME PER COMMON SHARE:
Basic	$0.01	$0.12	$0.20	$0.19

Diluted	$0.01	$0.11	$0.19	$0.18

WEIGHTED AVERAGE COMMON SHARES:
Basic	8,152	8,036	8,139	8,019

Diluted	8,661	8,494	8,559	8,472

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except for share data)

(unaudited)

	Common Stock		Additional Paid in Capital	Preferred Stock		Retained Earnings	Accumulated Other Comprehensive Income *	Total Shareholders’ Equity
	Shares	Amount		Shares	Amount
BALANCE – MARCH 31, 2005	8,125,222	$81	$50,406	2,434	$2,412	$(23,194)	$(851)	$28,854
Amortization of deferred compensation expense for shares issued for services			4					4
Issuance of common shares under employee stock option plan	74,236	1	179					180
Preferred stock dividend						(122)		(122)
Income for the period						1,717		1,717
Foreign currency translation adjustment							(52)	(52)

BALANCE – SEPTEMBER 30, 2005 (unaudited)	8,199,458	$82	$50,589	2,434	$2,412	$(21,599)	$(903)	$30,581

* Comprehensive income, i.e., net income, plus, or less, the change in foreign currency balance sheet translation adjustments, totaled $1,665 for the six months ended September 30, 2005.

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$1,717	$1,724
ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Depreciation and amortization	1,308	1,480
Provision for losses on accounts receivable	67	87
Gain on disposal of property and equipment	(5)	(8)
Source (use) of cash from change in operating assets and liabilities:
Accounts receivable	(4,720)	(2,467)
Inventories	(2,638)	(4,676)
Prepaids and other assets	1,119	33
Accounts payable and accrued expenses	1,593	3,041
Other, net	4	3

NET CASH USED IN OPERATING ACTIVITIES	(1,555)	(783)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(385)	(648)
Proceeds from sale of property and equipment	5	10
Software development costs	(944)	(679)
Change in other assets	(75)	(299)

NET CASH USED IN INVESTING ACTIVITIES	(1,399)	(1,616)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	3,000	2,772
Cash dividends on preferred stock	(122)	(229)
Proceeds from issuance of common shares	180	118
Other liabilities	(38)	(10)

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,020	2,651
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(52)	61

INCREASE IN CASH AND CASH EQUIVALENTS	14	313
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,786	2,217

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,800	$2,530

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands)

Reference is made to the financial statements included in the Company’s Annual Report (Form 10-K) filed with the Securities and Exchange Commission for the year ended March 31, 2005.

The financial statements for the periods ended September 30, 2005 and 2004 are unaudited and include all adjustments necessary to a fair presentation of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full year.

OPERATIONS

Under Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company’s operations are treated as one operating segment as it only reports profit and loss information on an aggregate basis to the chief operating decision maker of the Company. Information about the Company’s product sales are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Product Sales	2005	2004	2005	2004
Reference	$12,646	$13,897	$30,103	$28,559
ROLODEX® Electronics	511	949	775	1,431
Seiko	553	872	1,050	1,539
eBookMan	5	374	11	422
Other	133	154	328	285

Total Sales	$13,848	$16,246	$32,267	$32,236

Approximate foreign sources of revenues including export sales, included in the above, were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
Product Sales	2005	2004	2005	2004
Europe	$3,257	$3,206	$6,490	$6,073
Other International	1,998	1,554	3,007	2,323

For the three month and six month periods ended September 30, 2005 no customer accounted for more than 10% of the Company’s revenue. For the three month period ended September 30, 2004 one customer accounted for more than 10% of the Company’s revenue. Sales to the customer were approximately $1,838 and consisted of reference and Seiko products. For the six month period ended September 30, 2004, no customer accounted for more than 10% of the Company’s revenue.

For the quarter ended September 30, 2005, two suppliers accounted for more than 10% of the Company’s purchases of inventory. The two suppliers accounted for 35% and 28% of inventory purchases. For the six months ended September 30, 2005, two suppliers accounted for more than 10% of the Company’s purchases of inventory. The two suppliers accounted for 28% and 26% of inventory purchases.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands)

For the quarter ended September 30, 2004, three suppliers accounted for more than 10% of the Company’s purchases of inventory. The three suppliers individually accounted for 13%, 17% and 20% of inventory purchases. For the six months ended September 30, 2004, three suppliers accounted for more than 10% of the Company’s purchases of inventory. The three suppliers individually accounted for 11%, 16% and 22% of inventory purchases.

STOCK OPTIONS

At September 30, 2005, the Company had three employee stock option plans, Franklin’s 1988 Stock Option Plan, as amended, Franklin’s 1998 Stock Option Plan, as amended and the 2005 Stock Option Plan. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock based employee compensation cost is reflected in net income.

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, to stock-based employee compensation:

	Three months ended September 30,		Six months ended September 30,
	2005	2004	2005	2004
Reported net income	$75	$945	$1,717	$1,724
Deduct:
Total stock-based employee compensation expense determined under the fair value based method	(119)	(215)	(236)	(430)

Pro forma net income	$(44)	$730	$1,481	$1,294

(a) Earnings per share:
Basic-as reported	$0.01	$0.12	$0.20	$0.19
Basic-pro forma	$(0.01)	$0.09	$0.17	$0.13
Diluted – as reported	$0.01	$0.11	$0.19	$0.18
Diluted – pro forma	$(0.01)	$0.09	$0.16	$0.13

(a) After preferred stock dividends of $122 and $229 for the six-month periods ended September 30, 2005 and 2004 respectively.

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

SUBSEQUENT EVENT

On November 9, 2005 we reported that, subject to approval by our Board of Directors, we had agreed to sell our NJ headquarters building for $10,300 and will lease back the premises for a period of ten years. We will realize a gain on the sale of approximately $4,800 which will be amortized over the period of the lease. The transaction is expected to close during the December quarter. The lease provides for an initial annual rent payment of $736. The net proceeds from the sale will be used to retire all of our outstanding Preferred Shares for $2,434, and for additional working capital.

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

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 became effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on its financial statements.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. In March 2005, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) 107, Share-Based Payment, which expresses views of the SEC Staff about the application of SFAS No. 123(R). SFAS No. 123(R) was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC deferred its effective date so that it will be effective for annual reporting periods beginning on or after June 15, 2005. The Company plans to adopt SFAS No. 123 (R) for the quarter ending June 30, 2006. If the Company had adopted SFAS No, 123 (R) for the quarter and six

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands)

months ended September 30, 2005, the Company would have recognized an additional expense based on the fair value of the stock options granted of $119 and $236 respectively.

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
CONDITION AND RESULTS OF OPERATIONS (in thousands)

This 2005 Quarterly Report on Form 10-Q may contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent and belief or current expectations of Franklin and its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, the timely availability and acceptance of new electronic books and other electronic products, changes in technology, the impact of competitive electronic products, the management of inventories, dependence on key licenses, titles and products, dependence on third party component suppliers and manufacturers, including those that provide Franklin-specific parts, and other risks and uncertainties that may be detailed herein, and from time-to-time, in Franklin’s reports filed with the Securities and Exchange Commission. Franklin undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

RESULTS OF OPERATIONS

Three months ended September 30, 2005 compared with three months ended September 30, 2004:

Net Sales

Sales of $13,848 for the quarter ended September 30, 2005, decreased by $2,398 from sales of $16,246 for the same quarter last year. The lower sales in the quarter were attributable to the US consumer division where sales decreased by $2,918 to $7,149 from $10,067 in the prior year mainly as a result of increased competition for shelf space in the consumer electronics business. This decrease was partially offset by higher OEM sales of $278, increased revenue of $91 in our Proximity Technology Division and sales of $103 of products developed for the Asian market. Within the US consumer division sales of reference, ROLODEX ® Electronics and Seiko products declined by $1,864, $246 and $444 respectively. The prior year also included closeout sales of eBookMan product of $363.

Gross Margin

The gross margin percentage for the quarter ended September 30, 2005 was 48%, which was unchanged from the same period last year. The gross margin dollar amount declined to $6,694 in the quarter from $7,783 in the same period last year due to lower sales in the current year.

Operating Expenses

Total operating expenses increased to $6,583 in the current quarter from $6,515 in the same period last year. Sales and marketing expense increased to $4,127 (30% of sales) from $3,873 (24% of sales) last year. The increase in sales and marketing expense was due primarily to higher advertising display costs of $204. Research and development expense decreased by $12 to $861 (6% of sales) from $873 (5% of sales) last year due primarily to lower professional fees expense of $139 partially offset by higher personnel cost of $81. General and administrative expense decreased by $174 to $1,595 (12% of sales) compared with $1,769 (11% of sales) in the prior year as higher professional fees of $107 were more than offset by reduced bonus accruals of $134 and reduced bank fees of $85.

Interest Expense, net

Interest expense, net declined to $77 in the current period from $99 last year because of lower levels of debt outstanding and lower interest rates under our new credit facility.

Other, net

Other, net was a gain of $83 for the quarter ended September 30, 2005 compared with a loss of $145 in the same period last year. The change is due primarily to the results of our program of selling euros at current rates for future settlement which recorded a gain of $6 in the quarter ended September 30, 2005 as compared to a loss of $126 in the same quarter last year and a gain of $101 on the repatriation of funds from our foreign subsidiaries in the quarter ended September 30, 2005, compared with loss of $60 in the same period last year. The prior year also included equity income of $46 on the Company’s investment in MobiPocket which was sold in March 2005.

Net Income

For the quarter ended September 30, 2005, net income decreased by $870 to $75 from $945 in the same period last year. The decrease is due to lower sales which resulted in reduced gross margin of $1,089 and higher operating expenses of $68 partially offset by gains on our program of selling euros at current rates for future settlement and the repatriation of funds from our foreign subsidiaries which combined for gains of $107 in the current year quarter compared with a combined loss of $186 in the same period last year.

We have operations in a number of foreign countries and record sales and incur expenses in various foreign currencies. As the value of these currencies fluctuate from year to year against the US dollar, our revenues, operating expenses and results of operations are impacted. For the quarter ended September 30, 2005, approximately 22% of our sales were denominated in currencies other than the US dollar. For the quarter ended September 30, 2005, our sales and gross margin increased by approximately $65 from the year over year change in exchange rates for the various currencies in which we operate, while our selling, general and administrative expenses increased by approximately $20 due to the fluctuations in exchange rates. The change in exchange rates had no effect on our research and development expense or cost of sales. The net effect of the year over year fluctuations in exchange rates on our results of operations for the quarter ended September 30, 2005 was an increase in income of approximately $45.

We enter into forward foreign exchange contracts to protect the cash flow from our existing assets valued in foreign currency. Economic gains or losses on these contracts are generally offset by the gains or losses on underlying transactions.

As of September 30, 2005 we did not have any outstanding foreign exchange contracts. A realized gain of $129 on a contract which was closed on September 27, 2005 was included in results of operations under the Other, net caption with the offsetting balance recorded in Other Receivables which is included in the Accounts Receivable caption on our balance sheet.

As of September 30, 2004 we had one outstanding foreign exchange contract in the amount of 1,500 euros (equivalent to US dollars of $1,865) with an unrealized loss of $41 and an expiration date of January 2005. The unrealized loss was included in results of operations under the Other, net caption with the offsetting balance included in Accounts Payable on our balance sheet.

Six months ended September 30, 2005 compared with six months ended September 30, 2004:

Net Sales

Sales of $32,267 for the six months ended September 30, 2005, increased by $31 from sales of $32,236 for the same period last year. The higher sales were attributable to increased revenue of $2,558 in our Proximity Technology Division primarily resulting from the delivery during the June quarter of technology pursuant to two technology development and licensing agreements. Revenue from these agreements is included in our reference product line. Sales in our European and Other International Markets increased by $417 and $684 respectively while sales in our Education division increased by $156. The above increases were largely offset by a decrease in US consumer sales of $3,641 for the six months ended

September 30, 2005. Within the US consumer division sales of reference, ROLODEX® Electronics and Seiko products declined by $2,118, $461 and $672 respectively. The prior year also included closeout sales of eBookMan product of $388.

Gross Margin

The gross margin percentage increased to 50% of sales in the six months ended September 30, 2005 from 49% in the same period last year, while gross margin dollars increased by $326. Of the increase in the gross margin dollar amount $311 is attributable to the higher margin percentage while $15 is due to higher year-over-year sales. The slightly higher gross margin percentage resulted primarily from the higher margins realized on the technology development and licensing agreements partially offset by reduced margins in the UK as we began distributing our products through a distributor in that region in October 2004.

Operating Expenses

Total operating expenses increased to $14,256 in the six months ended September 30, 2005 from $13,604 in the same period last year. Sales and marketing expense increased to $8,650 (27% of sales) from $8,145 (25% of sales) last year. The increase in sales and marketing expense was due primarily to higher professional fees of $176, an increase in advertising and promotions and display expense of $226 and higher freight expense of $165. Research and development expense increased by $250 to $2,005 (6% of sales) from $1,755 (5% of sales) last year due primarily to increased personnel related costs of $89, increased travel expense of $63 and outside engineering expense of $30. General and administrative expense decreased by $103 to $3,601 (11% of sales) compared with $3,704 (11% of sales) in the prior year primarily due to reduced European expenses of $345, as we began distribution of our products in the UK through a distributor, partially offset by higher professional fees of $255.

Interest Expense, net

Interest expense, net declined to $88 in the current period from $166 last year primarily because of lower levels of debt outstanding and lower interest rates under our new credit facility.

Other, net

Other, net was a gain of $102 for the six months ended September 30, 2005 compared with a loss of $110 in the same period last year. The change is due primarily to the positive results of our program of selling euros at current rates for future settlement which recorded a gain of $141, resulting from weakness in the euro, in the six months ended September 30, 2005 as compared to a loss of $87 in the same period last year.

Net Income

For the six months ended September 30, 2005, net income decreased by $7 to $1,717 from $1,724 in the same period last year. Higher operating expenses of $652 for the six months ended September 30, 2005 were offset by higher gross margin dollars of $326, mainly due to the improved gross margin percentage, lower net interest expense of $78 and improved results in Other, net of $212.

We have operations in a number of foreign countries and record sales and incur expenses in various foreign currencies. As the value of these currencies fluctuate from year to year against the US dollar, our revenues, operating expenses and results of operations are impacted. For the six months ended September 30, 2005, approximately 19% of our sales were denominated in currencies other than the US dollar.

For the six months ended September 30, 2005, our sales and gross margin benefited by approximately $153 from the year over year change in exchange rates for the various currencies (primarily the euro) in which we operate, while our selling, general and administrative expenses increased by approximately $61 due to the fluctuations in exchange rates. The change in exchange rates had no effect on our research and development expense or cost of sales. The net effect of the year over year fluctuations in exchange rates on our results of operations for the six months ended September 30, 2005 was an increase in income of approximately $93.

We enter into forward foreign exchange contracts to protect the cash flow from our existing assets valued in foreign currency. Economic gains or losses on these contracts are generally offset by the gains or losses on underlying transactions.

Changes in Financial Condition

Accounts receivable increased by $4,653 to $10,490 at September 30, 2005 from $5,837 at March 31, 2005 primarily because of a seasonal increase in sales of $3,112 during the September 2005 quarter compared with the March 2005 quarter and from higher receivables of $1,096 resulting from the sale of component parts to vendors. Inventory increased by $2,639 to $11,419 on September 30, 2005 from $8,780 on March 31, 2005 due to a seasonal increase in finished goods inventory of approximately $3,878 as we build inventory for the holiday season partially offset by a reduction in component inventory of $1,239. Accounts payable and the balance of our borrowings under our credit facility increased by $1,592 and $3,000 respectively, from March 31, 2005 because of seasonal inventory and cash requirements.

Liquidity and Capital Resources

We had cash and cash equivalents of $2,800 and borrowings under our credit facility of $3,000 at September 30, 2005 compared with cash and cash equivalents of $2,786 and zero borrowings at March 31, 2005.

In June 2005 we paid the dividend due on our Preferred Stock of $122 in cash rather than in additional shares of Preferred Stock. As of September 30, 2005, 2,434 shares of Preferred Stock were outstanding.

On December 7, 2004, we entered into a new Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association (“PNC”). The Credit Agreement provides for a $20,000 revolving credit facility (the “Loan”) for the Company. At our option, Loans under the Credit Agreement will be either Domestic Rate Loans based on PNC’s Base Rate with the interest rate varying from the PNC Base Rate minus 50 basis points to the PNC Base Rate plus 50 basis points or LIBOR Rate Loans with the interest rate varying from LIBOR plus 100 basis points to LIBOR plus 225 basis points, both rates depending upon the ratio of our Funded Debt to EBITDA and the composition of collateral provided. Loans under the Credit Agreement are secured by substantially all of the assets of the Company. The Credit Agreement contains certain financial covenants and restrictions on indebtedness, business combinations and other related items. As of September 30, 2005 we were in compliance with all covenants.

We rely primarily on our operating cash flow to support our operations. Over the last three fiscal years we generated aggregate cash flow from operations of $18,423. This operating cash flow is supplemented by our revolving credit facility to meet seasonal financing needs. We believe that our cash flow from operations, available borrowing under our revolving credit facility and existing cash balances will be adequate to satisfy our cash needs for the next twelve months. The amount of credit available under the facility at any time is based upon a formula applied to our accounts receivable, inventory, real estate, and certain capital equipment. As of September 30, 2005, we had credit available of $15,275 of which $3,000 was drawn down and $12,275 remained available. Our credit availability and borrowings under the credit facility fluctuate during the year because of the seasonal nature of our business. During the year ended March 31, 2005, maximum availability and borrowings approximated $14,200 and $7,200 respectively under our current and previous credit facilities. We do not have any significant capital leases and anticipate that depreciation and amortization for fiscal 2006 will exceed planned capital expenditures.

Seasonality

The “back to school” season (August to mid-September) and Christmas selling season (October, November and December) are the strongest selling periods at retail for our products.

Future Income Tax Benefits

Because of net operating loss carryforwards, no US federal income taxes have been provided for during the quarter ending September 30, 2005. Our deferred tax asset of $5,700 is based upon our estimate of taxes that would be due and offset against our net operating loss carried forward, based upon our estimate of future earnings.

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

For the six months ended September 30, 2005, we recorded a provision of $150 for a portion of the estimated amounts due SII for the projected shortfall of purchases in the current fiscal year based upon our estimates of sales of Seiko products for the remainder of the fiscal year. Future year sales and purchases of Seiko products will be determined by the development and introduction of new products and the market acceptance of such products.

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

Inventory Valuation—We review the net realizable value and forecast demand for our products on a quarterly basis to ensure that inventory is stated at the lower of cost or net realizable value and that obsolete inventory is written off. Factors that could impact forecast demand and selling prices for our products include the timing and success of new product launches, competitor actions, supplier prices and general economic conditions. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and reported operating results

Allowance for Bad Debts and Returns—We provide an allowance for bad debts and product returns monthly based upon historical sales, credit and return experience. The adequacy of these allowances is determined by regularly reviewing accounts receivable and returns and applying historical experience to the current balance with consideration given to the current condition of the economy, assessment of the financial position of our customers as well as past payment history and overall trends in past due accounts and returns. Historically, our allowances have been sufficient for any customer write-offs or returns. Although we cannot guarantee future results, management believes its policies and procedures relating to customer exposure are adequate.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes from the information presented in Item 7A of the Company’s Annual Report on Form 10-K for the year ended March 31, 2005, which is hereby incorporated by reference, with respect to the Company’s quantitative and qualitative disclosures about market risks.

ITEM 4.	CONTROLS AND PROCEDURES

As of September 30, 2005 (the end of the period covered by this report), our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. In designing and evaluating our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934), management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We believe that our disclosure controls and procedures provide such reasonable assurance.

No change occurred in our internal controls concerning financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is subject to litigation from time to time arising in the ordinary course of its business. The Company does not believe that any such litigation is likely, individually or in the aggregate, to have a material adverse effect on the financial condition of the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on August 24, 2005. Reference is made to the Company’s Proxy Statement furnished to shareholders in connection with the solicitation of proxies for the Annual Meeting. In connection with the annual election of directors, eight incumbent directors were re-elected with Edward H. Cohen receiving 7,231,598 votes with 600,339 votes withheld; Barry Lipsky receiving 7,383,665 with 478,272 votes withheld; Leonard M. Lodish receiving 7,383,965 with 447,972 votes withheld; William H. Turner receiving 7,381,865 with 450,072 votes withheld; Howard L. Morgan receiving 7,260,004 with 571,933 votes withheld; James Meister receiving 7,258,104 with 573,833 votes withheld; Jerry R. Schubel receiving 7,383,765 with 448,172 votes withheld; and James H. Simons receiving 7,219,704 with 612,233 votes withheld. Shareholders adopted the Company’s 2005 Restricted Stock Plan by a vote of 4,220,030, in favor, 733,811 votes against, 12,253 abstentions and 2,871,793 broker non-votes. Shareholders adopted the Company’s 2005 Stock Option Plan by a vote of 4,116,195, in favor, 837,754 votes against, 12,145 abstentions and 2,871,693 broker non-votes. Shareholders ratified the appointment of Radin, Glass & Co. as auditors for the Company’s 2006 fiscal year by vote of 7,809,295 in favor, 18,490 votes against, and 4,152 abstentions.

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

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

Date: November 14, 2005	/s/ Barry J. Lipsky
Barry J. Lipsky President and Chief Executive Officer (DulyAuthorized Officer)

Date: November 14, 2005	/s/ Arnold D. Levitt
Arnold D. Levitt Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)