Form 10-Q
period 2005-12-31
FRANKLIN ELECTRONIC PUBLISHERS INC
filed 2006-02-14
CIK 356841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-13198

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                Accelerated filer  ☐                Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

COMMON STOCK OUTSTANDING AS OF FEBRUARY 6, 2006: 8,199,708 shares

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	December 31, 2005	March 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,885	$2,786
Accounts receivable, less allowance for doubtful accounts of $464 and $456	11,477	5,837
Inventories	8,460	8,780
Prepaids and other assets	1,289	2,749

TOTAL CURRENT ASSETS	24,111	20,152

PROPERTY AND EQUIPMENT	6,484	6,523

OTHER ASSETS:
Deferred income tax asset	5,700	5,700
Trademark and goodwill	2,265	2,265
Software development costs	3,515	2,850
Other assets	3,166	3,458

TOTAL OTHER ASSETS	14,646	14,273

TOTAL ASSETS	$45,241	$40,948

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$10,196	$10,843
Current portion of long-term liabilities - Other	130	72

TOTAL CURRENT LIABILITIES	10,326	10,915

LONG-TERM LIABILITIES:
Revolving credit facility	1,500	—
Other liabilities	1,066	1,179

TOTAL LONG-TERM LIABILITIES	2,566	1,179

SHAREHOLDERS’ EQUITY:
Preferred stock, $2.50 par value, authorized 10,000,000 shares, issued and outstanding 2,434 ($2,434 aggregate liquidation value)	2,412	2,412
Common stock, $0.01 par value, authorized 50,000,000 shares, issued and outstanding, 8,199,708 and 8,125,222 shares	82	81
Additional paid in capital	50,591	50,406
Retained earnings (deficit)	(19,773)	(23,194)
Foreign currency translation adjustment	(963)	(851)

TOTAL SHAREHOLDERS’ EQUITY	32,349	28,854

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$45,241	$40,948

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except for per share data)

(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
SALES	$17,844	$19,174	$50,111	$51,410
COST OF SALES	7,903	9,807	24,134	26,333

GROSS MARGIN	9,941	9,367	25,977	25,077

EXPENSES:
Sales and marketing	4,843	4,929	13,493	13,074
Research and development	1,103	953	3,108	2,708
General and administrative	1,900	1,761	5,501	5,465

Total operating expenses	7,846	7,643	22,102	21,247

OPERATING INCOME	2,095	1,724	3,875	3,830
Interest expense, net	(36)	(92)	(124)	(258)
Other, net	(1)	(155)	101	(265)

INCOME BEFORE INCOME TAXES	2,058	1,477	3,852	3,307
INCOME TAX PROVISION	111	68	188	174

NET INCOME	1,947	1,409	3,664	3,133

PREFERRED STOCK DIVIDEND	121	229	243	458
INCOME APPLICABLE TO COMMON SHAREHOLDERS	$1,826	$1,180	$3,421	$2,675

INCOME PER COMMON SHARE:
Basic	$0.22	$0.15	$0.42	$0.33

Diluted	$0.21	$0.14	$0.40	$0.31

WEIGHTED AVERAGE COMMON SHARES:
Basic	8,200	8,058	8,135	8,050

Diluted	8,572	8,616	8,547	8,545

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except for share data)

(unaudited)

	Common Stock		Additional Paid in Capital	Preferred Stock		Retained Earnings	Accumulated Other Comprehensive Income *	Total Shareholders’ Equity
	Shares	Amount		Shares	Amount
BALANCE - MARCH 31, 2005	8,125,222	$81	$50,406	2,434	$2,412	$(23,194)	$(851)	$28,854
Amortization of deferred compensation expense for shares issued for services			5					5
Issuance of common shares under employee stock option plan	74,486	1	180					181
Preferred stock dividend						(243)		(243)
Income for the period						3,664		3,664
Foreign currency translation adjustment							(112)	(112)

BALANCE - DECEMBER 31, 2005 (unaudited)	8,199,708	$82	$50,591	2,434	$2,412	$(19,773)	$(963)	$32,349

*	Comprehensive income, i.e., net income, plus, or less, the change in foreign currency balance sheet translation adjustments, totaled $3,421 for the nine months ended December 31, 2005.

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$3,664	$3,133
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Depreciation and amortization	2,150	2,173
Provision for losses on accounts receivable	107	129
Gain on disposal of property and equipment	(5)	14
Equity earnings of associated companies	—	(46)
Source (use) of cash from change in operating assets and liabilities:
Accounts receivable	(5,747)	(3,977)
Inventories	320	(390)
Prepaids and other assets	1,461	(47)
Accounts payable and accrued expenses	(644)	1,431
Other, net	2	(17)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,308	2,403
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(699)	(789)
Proceeds from sale of property and equipment	5	11
Software development costs	(1,480)	(969)
Change in other assets	(304)	(445)

NET CASH USED IN INVESTING ACTIVITIES	(2,478)	(2,192)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	1,500	1,123
Cash dividends on preferred stock	(243)	(458)
Proceeds from issuance of common shares	180	144
Redemption of preferred shares	—	(1,145)
Other liabilities	(56)	(23)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,381	(359)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(112)	221

INCREASE IN CASH AND CASH EQUIVALENTS	99	73
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,786	2,217

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,885	$2,290

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands)

Reference is made to the financial statements included in the Company’s Annual Report (Form 10-K) filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2005.

The financial statements for the periods ended December 31, 2005 and 2004 are unaudited and include all adjustments necessary to a fair presentation of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full year.

OPERATIONS

Under Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company’s operations are treated as one operating segment as it only reports profit and loss information on an aggregate basis to the chief operating decision maker of the Company. Information about the Company’s product sales are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
Product Sales	2005	2004	2005	2004
Reference	$16,611	$17,263	$46,714	$45,822
ROLODEX® Electronics	512	800	1,287	2,231
Seiko	594	941	1,644	2,480
eBookMan	3	25	14	447
Other	124	145	452	430

Total Sales	$17,844	$19,174	$50,111	$51,410

Approximate foreign sources of revenues including export sales were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
Product Sales	2005	2004	2005	2004
Europe	$3,728	$5,041	$10,218	$11,114
Other International	1,890	1,732	4,897	4,055

For the three month period ended December 31, 2005 one customer accounted for more than 10% of the Company’s revenue. Revenue from this customer was 10.1% and consisted solely of technology licensing revenue. For the three month period ended December 31, 2004 and the nine month periods ended December 31, 2005 and 2004, no customer accounted for more than 10% of the Company’s revenue.

For the quarter ended December 31, 2005, four suppliers accounted for more than 10% of the Company’s purchases of inventory. The four suppliers individually accounted for 34%, 16%, 13% and 13% of inventory purchases. For the nine months ended December 31, 2005, three suppliers accounted for more than 10% of the Company’s purchases of inventory. The three suppliers individually accounted for 38%, 29% and 11% of inventory purchases.

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

STOCK OPTIONS

At December 31, 2005, the Company had three employee stock option plans, Franklin’s 1988 Stock Option Plan, as amended, Franklin’s 1998 Stock Option Plan, as amended and the 2005 Stock Option Plan. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock based employee compensation cost is reflected in net income.

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, to stock-based employee compensation:

	Three months ended December 31,		Nine months ended December 31,
	2005	2004	2005	2004
Reported net income	$1,947	$1,409	$3,664	$3,133
Deduct:
Total stock-based employee compensation expense determined under the fair value based method	(141)	(244)	(377)	(674)

Pro forma net income	$1,806	$1,165	$3,287	$2,459

(a) Earnings per share:
Basic-as reported	$0.22	$0.15	$0.42	$0.33
Basic- pro forma	$0.21	$0.12	$0.37	$0.25

Diluted – as reported	$0.21	$0.14	$0.40	$0.31
Diluted – pro forma	$0.20	$0.11	$0.36	$0.23

(a)	After preferred stock dividends of $121 and $229 for the quarters ended December 31, 2005 and 2004 respectively and $243 and $458 for the nine-month periods ended December 31, 2005 and 2004 respectively.

PREFERRED STOCK

On December 30, 2005, the Company paid a cash dividend of $121 on its Preferred Stock. On January 20, 2006 the Company redeemed all of its outstanding Preferred Stock at a cost of $2,447.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands)

LEGAL PROCEEDINGS

The Company is subject to litigation from time to time arising in the ordinary course of its business. The Company does not believe that any such current litigation is likely, individually or in the aggregate, to have a material adverse effect on the financial condition of the Company.

SUBSEQUENT EVENT

On January 18, 2006 the transaction for the sale of the Company’s headquarters building for $10,300 was completed. The Company has leased back the building for 10 years. The lease provides for an initial annual rental payment of $736. The Company will realize a gain on the sale of approximately $4,800 which will be amortized over the period of the lease.

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

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 became effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on the Company’s financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands)

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. In March 2005, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) 107, Share-Based Payment, which expresses views of the SEC Staff about the application of SFAS No. 123(R). SFAS No. 123(R) was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC deferred its effective date so that it will be effective for annual reporting periods beginning on or after June 15, 2006. The Company plans to adopt SFAS No. 123 (R) for the quarter ending June 30, 2006. If the Company had adopted SFAS No, 123 (R) for the quarter and nine months ended December 31, 2005, the Company would have recognized an additional expense based on the fair value of the stock options granted of $141 and $377 respectively.

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

This 2005 Quarterly Report on Form 10-Q may contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent and belief or current expectations of the Company and its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, the timely availability and acceptance of new electronic books and other electronic products, changes in technology, the impact of competitive electronic products, the management of inventories, dependence on key licenses, titles and products, dependence on third party component suppliers and manufacturers, including those that provide Company-specific parts, and other risks and uncertainties that may be detailed herein, and from time-to-time in the Company’s reports filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

RESULTS OF OPERATIONS

Three months ended December 31, 2005 compared with three months ended December 31, 2004:

Net Sales

Sales of $17,844 for the quarter ended December 31, 2005, decreased by 7% or $1,330 from sales of $19,174 for the same quarter last year. The lower sales in the quarter were primarily attributable to the US consumer division where sales decreased by $2,067 to $8,799 from $10,866 in the prior year mainly as a result of increased competition for shelf space in the consumer electronics business and lower sales to our UK distributor of $1,261, as the prior year included the sale of substantially all of our existing inventory in that region to the new distributor. This decrease was partially offset by increased revenue of $1,826 in our Proximity Technology Division (revenue from this agreement is included in our reference product line) primarily from the renewal of a three year technology licensing agreement and sales of $171 from the Company’s OEM division which did not have any shipments in the same quarter last year. Within the US consumer division sales of reference and Seiko products declined by $1,412, and $649 respectively.

Gross Margin

The gross margin percentage for the quarter ended December 31, 2005 increased to 56%, or $9,941, from 49%, or $9,367 in the same period last year. The increase in the gross margin percentage was primarily attributable to the renewal of the three year technology licensing agreement by our Proximity Technology Division which resulted in gross margin dollars of $1,743. Excluding this agreement, the gross margin percentage was 51% in the current quarter compared with 49% in the same period last year. This increase resulted from the inclusion in the prior year of the sale of our entire inventory in the UK to our new distributor in the region at lower margin distributor prices, compared with the lower ongoing sales level at distributor prices in the current quarter, and higher gross margin on US Domestic sales primarily because higher margin direct to consumer sales represented 10% of total domestic sales in the current quarter compared with 6% in the same period last year.

Operating Expenses

Total operating expenses increased to $7,846 in the current quarter from $7,643 in the same period last year. Sales and marketing expense decreased to $4,843 (27% of sales) from $4,929 (26% of sales) last year. The decrease in sales and marketing expense was due primarily to lower cooperative advertising costs of $209 partially offset by higher personnel costs of $164. Research and development expense increased by $150 to $1,103 (6% of sales) from $953 (5% of sales) last year due primarily to higher professional fees expense of $141 and increased personnel cost of $161 partially offset by the reassignment of personnel to the software development function, which increased software capitalization by $118 over the same period last year. General and administrative expense increased by $139 to $1,900 (11% of sales) compared with $1,761 (9% of sales) due primarily to increased bonus accruals of $149 related to the year over year increase in pretax income.

Interest Expense, net

Interest expense, net declined to $36 in the current period from $92 last year because of lower levels of debt outstanding and lower interest rates under our new credit facility.

Other, net

Other, net was a loss of $1 for the quarter ended December 31, 2005 compared with a loss of $155 in the same period last year. The change is due primarily to the results of our program of selling euros at current rates for future settlement which recorded a gain of $37 in the quarter ended December 31, 2005 as compared to a loss of $307 in the same quarter last year, partly offset by a loss of $6 on the revaluation and repatriation of funds from our foreign subsidiaries in the quarter ended December 31, 2005, compared with gain of $140 in the same period last year.

Net Income

For the quarter ended December 31, 2005, net income increased by $538 to $1,947 from $1,409 in the same period last year. The increase is due to gross margin of approximately $1,743 related to the renewal of a three year technology licensing agreement offset by reduced gross margin in our other divisions of $1,169 (due to lower sales) and an increase in operating expenses of $371. Net income also benefited from lower interest expense and an improvement in the other, net categories of $56 and $156 respectively.

We have operations in a number of foreign countries and record sales and incur expenses in various foreign currencies. As the value of these currencies fluctuates from year to year against the US dollar, our revenues, operating expenses and results of operations are impacted. For the quarter ended December 31, 2005, approximately 26% of our sales were denominated in currencies other than the US dollar. For the quarter ended December 31, 2005, our sales and gross margin decreased by approximately $222 from the year over year change in exchange rates for the various currencies in which we operate, while our selling, general and administrative expenses decreased by approximately $83 due to the fluctuations in exchange rates. The change in exchange rates had no effect on our research and development expense or cost of sales. The net effect of the year over year fluctuations in exchange rates on our results of operations for the quarter ended December 31, 2005 was a decrease in income of approximately $138.

The Company enters into forward foreign exchange contracts to offset the impact of changes in the value of the Euro on the Company’s revenue, operating expense and net income and to protect the cash flow from its existing assets valued in foreign currency. Although economic gains or losses on these contracts are generally offset by the gains or losses on underlying transactions, the Company seeks to minimize its foreign currency exposure on a macro basis rather than at the transactional level. The Company only enters into contracts with major financial institutions that have an “A” (or equivalent) credit rating. All outstanding foreign exchange contracts are marked-to market at the end of each accounting period with unrealized gains and losses included in results of operations.

As of December 31, 2005 we had one outstanding foreign exchange contract in the amount of 1,500 euros (equivalent to US dollars of $1,776). An unrealized gain of $37 on the contract was included in results of operations for the current quarter under the Other, net caption with the offsetting balance recorded in Other Receivables which is included in the Accounts Receivable caption on our balance sheet.

As of December 31, 2004 we had two outstanding foreign exchange contracts in the amount of 1,500 euros each (equivalent to total US dollars of $4,070) with a recorded unrealized loss of $357 and expiration dates of January 2005 and April 2005. The unrealized loss was included in results of operations under the Other, net caption with the offsetting balance included in Accounts Payable on our balance sheet.

Nine months ended December 31, 2005 compared with nine months ended December 31, 2004:

Net Sales

Sales of $50,111 for the nine months ended December 31, 2005, decreased by $1,299 from sales of $51,410 for the same period last year. For the nine months ended December 31, 2005 revenue in our Proximity Technology Division increased by $4,384 over the same period last year primarily resulting from the delivery during the June quarter of technology pursuant to two technology development and licensing agreements and the renewal during the December quarter of a three year technology licensing agreement. Revenue from these agreements is included in our reference product line. This revenue increase was more than offset by a decrease in US consumer sales of $5,708 for the nine months ended December 31, 2005. Within the US consumer division sales of reference, ROLODEX ® Electronics and Seiko products declined by $3,530, $469 and $1,321 respectively. The prior year also included closeout sales of eBookMan product of $388. Sales in our European markets decreased by $896 due mainly to inclusion in the prior year of the sale of substantially all of our existing inventory to our new distributor in the UK. Sales in Other International Markets increased by $351 while sales in our Education, Direct Marketing and OEM divisions increased by $201, $233 and $378 respectively.

Gross Margin

The gross margin percentage increased to 52% of sales in the nine months ended December 31, 2005 from 49% in the same period last year, while gross margin dollars increased by $900. Of the change in the gross margin dollar amount, $1,573 is attributable to the higher margin percentage which is partially offset by a reduction of $634 due to lower year-over-year sales. The gross margin percentage increase resulted primarily from the higher margins realized on the technology development and licensing agreements recorded in the current year. Excluding these agreements current year gross margin percentage was 50% compared with 49% in the prior year.

Operating Expenses

Total operating expenses increased by $855 to $22,102 in the nine months ended December 31, 2005 from $21,247 in the same period last year. Sales and marketing expense increased by $419 to $13,493 (27% of sales) from $13,074 (25% of sales) last year. The increase in sales and marketing expense was due primarily to higher professional fees of $152, higher freight expense of $104 and an increase in personnel costs of $114. Research and development expense increased by $400 to $3,108 (6% of sales) from $2,708 (5% of sales) last year due primarily to increased personnel costs of $251 and higher consulting expense of $140. General and administrative expense increased by $36 to $5,501 (11% of sales) compared with $5,465 (11% of sales) in the prior year primarily due to higher professional fees of $239 partially offset by reduced bank fees of $173.

Interest Expense, net

Interest expense, net declined to $124 in the current period from $258 last year primarily because of lower levels of debt outstanding and lower interest rates under our new credit facility.

Other, net

Other, net was a gain of $101 for the nine months ended December 31, 2005 compared with a loss of $265 in the same period last year. The change is due primarily to the positive results of our program of selling euros at current rates for future settlement which recorded a gain of $178, resulting from weakness in the euro, in the nine months ended December 31, 2005 as compared to a loss of $394 in the same period last year. The gain was partly offset by a loss of $81 on the revaluation and repatriation of funds from our foreign subsidiaries in the quarter ended December 31, 2005, compared with gain of $79 in the same period last year. The prior year also included equity income of $46 on our 25% investment in MobiPocket which was sold in March 2005.

Net Income

For the nine months ended December 31, 2005, net income increased by $531 to $3,664 from $3,133 in the same period last year. Increased gross margin of $3,363 from our Proximity Technology Division, primarily resulting from the delivery during the June quarter of technology pursuant to two technology development and licensing agreements and the renewal during the December quarter of a three year technology licensing agreement, was partially offset by reduced gross margin of $2,463 in our other divisions and higher operating expenses of $855. Net income for the nine months also benefited from lower interest expense and an improvement in the other, net categories of $134 and $366 respectively.

We have operations in a number of foreign countries and record sales and incur expenses in various foreign currencies. As the value of these currencies fluctuate from year to year against the US dollar, our revenues, operating expenses and results of operations are impacted. For the nine months ended December 31, 2005, approximately 22% of our sales were denominated in currencies other than the US dollar.

For the nine months ended December 31, 2005, our sales and gross margin benefited by approximately $6 from the year over year change in exchange rates for the various currencies (primarily the euro) in which we operate, while our selling, general and administrative expenses increased by approximately $7 due to the fluctuations in exchange rates. The change in exchange rates had no effect on our research and development expense or cost of sales. The net effect of the year over year fluctuations in exchange rates on our results of operations for the nine months ended December 31, 2005 was a decrease in income of approximately $2.

The Company enters into forward foreign exchange contracts to offset the impact of changes in the value of the Euro on the Company’s revenue, operating expense and net income and to protect the cash flow from its existing assets valued in foreign currency. Although economic gains or losses on these contracts are generally offset by the gains or losses on underlying transactions, the Company seeks to minimize its foreign currency exposure on a macro basis rather than at the transactional level. The Company only enters into contracts with major financial institutions that have an “A” (or equivalent) credit rating. All outstanding foreign exchange contracts are marked-to market at the end of each accounting period with unrealized gains and losses included in results of operations.

Changes in Financial Condition

Accounts receivable increased by $5,640 to $11,477 at December 31, 2005 from $5,837 at March 31, 2005 primarily because of a seasonal increase in sales of $7,108 during the December 2005 quarter compared with the March 2005 quarter and from higher receivables of $493 resulting from the sale of component parts to vendors. Inventory decreased by $320 to $8,460 on December 31, 2005 from $8,780 on March 31, 2005 due primarily to a reduction in component inventory of $1,091 partially offset by increased finished goods inventory of $771 as the Company adjusted its planned inventory level. Accounts payable decreased by $647 from March 31, 2005 while the balance of our borrowings under our credit facility increased by $1,500.

Liquidity and Capital Resources

We had cash and cash equivalents of $2,885 and borrowings under our credit facility of $1,500 at December 31, 2005 compared with cash and cash equivalents of $2,786 and zero borrowings at March 31, 2005.

In June and December 2005 we paid the dividend due on our Preferred Stock of $122 and $121, respectively, in cash rather than in additional shares of Preferred Stock. On January 20, 2006 the Company redeemed all of its outstanding Preferred Stock at a cost of $2,447.

On December 7, 2004, we entered into a new Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association (“PNC”). The Credit Agreement provides for a $20,000 revolving credit facility (the “Loan”) for the Company. At our option, Loans under the Credit Agreement will be either Domestic Rate Loans based on PNC’s Base Rate with the interest rate varying from the PNC Base Rate minus 50 basis points to the PNC Base Rate plus 50 basis points or LIBOR Rate Loans with the interest rate varying from LIBOR plus 100 basis points to LIBOR plus 225 basis points, both rates depending upon the ratio of our Funded Debt to EBITDA and the composition of collateral provided. Loans under the Credit Agreement are secured by substantially all of the assets of the Company. The Credit Agreement contains certain financial covenants and restrictions on indebtedness, business combinations and other related items. As of December 31, 2005 we were in compliance with all covenants.

We rely primarily on our operating cash flow to support our operations. Over the last three fiscal years we generated aggregate cash flow from operations of $18,423. This operating cash flow is supplemented by our revolving credit facility to meet seasonal financing needs. We believe that our cash flow from operations, available borrowing under our revolving credit facility and existing cash balances will be adequate to satisfy our cash needs for the next twelve months. The amount of credit available under the facility at any time is based upon a formula applied to our accounts receivable, inventory, real estate, and certain capital equipment. As of December 31, 2005, we had credit available of $14,560 of which $1,500 was drawn down and $13,060 remained available. On January 18, 2006 the Company completed the sale and leaseback of its headquarters building for cash proceeds of $10,300. The sale of the building will reduce the ongoing availability under our credit agreement as real estate is no longer available as collateral. Had the real estate been excluded from our collateral as of December 31, 2005, our availability would have been reduced by $4,500. Our credit availability and borrowings under the credit facility fluctuate during the year because of the seasonal nature of our business. During the year ended March 31, 2005, maximum availability and borrowings approximated $14,200 and $7,200 respectively under our current and previous credit facilities. We do not have any significant capital leases and anticipate that depreciation and amortization for fiscal 2006 will exceed planned capital expenditures.

Seasonality

The “back to school” season (August to mid-September) and Christmas selling season (October, November and December) are the strongest selling periods at retail for our products.

Future Income Tax Benefits

Because of net operating loss carryforwards, no US federal income taxes have been provided for during the quarter ending December 31, 2005. Our deferred tax asset of $5,700 is based upon our estimate of taxes that would be due and offset against our net operating loss carried forward, based upon our estimate of future earnings.

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

The agreement provides for a payment to SII, generally calculated at 35% of the shortfall for any distribution year. For the year ended March 2005, purchases of SII product in the United States were $1,775. A provision of $175 was recorded during the fiscal year to provide for amounts due SII related to the shortfall in purchases. In December 2005 SII waived this payment for the period ended March 31, 2005 and this provision was reversed.

For the nine months ended December 31, 2005, we recorded a provision of $225 for a portion of the estimated amounts due SII for the projected shortfall of purchases in the current fiscal year. Future year sales and purchases of Seiko products will be determined by the development and introduction of new products and the market acceptance of such products.

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

Allowance for Bad Debts and Returns—We provide an allowance for bad debts and product returns monthly based upon historical sales, credit and return experience. The adequacy of these allowances is determined by regularly reviewing accounts receivable and returns and applying historical experience to the current balance with consideration given to the current condition of the economy, assessment of the financial position of our customers as well as past payment history and overall trends in past due accounts and returns. Historically, our allowances have been sufficient to cover any customer write-offs or returns. Although we cannot guarantee future results, management believes its policies and procedures relating to customer exposure are adequate.

Multiple Element Arrangements—We occasionally enter into multiple element arrangements, primarily involving our software technology. During the June 2005 quarter we recognized $800 of revenue from a single multiple element arrangement which included technology licensing fees and annual support fees for the technology. The technology was delivered and accepted by the customer in the June 2005 quarter and support fees of $160 are being recognized as earned, at a rate of $3.3 per month, over the four year term of the agreement.

In determining that the criteria have been met for each element to be considered a separate unit of accounting, we considered SOP 97-2 Software Revenue Recognition. We believe that sufficient vendor-specific objective evidence of fair value exists to permit allocation of the revenue to the various elements of the arrangement. In addition, the annual support services are not essential to the functionality of the technology licensed.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes from the information presented in Item 7A of the Company’s Annual Report on Form 10-K for the year ended March 31, 2005, which is hereby incorporated by reference, with respect to the Company’s quantitative and qualitative disclosures about market risks.

ITEM 4.	CONTROLS AND PROCEDURES

As of December 31, 2005 (the end of the period covered by this report), our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. In designing and evaluating our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934), management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We believe that our disclosure controls and procedures provide such reasonable assurance.

No change occurred in our internal controls concerning financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is subject to litigation from time to time arising in the ordinary course of its business. The Company does not believe that any such current litigation is likely, individually or in the aggregate, to have a material adverse effect on the financial condition of the Company.

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

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

Date: February 14, 2006	/s/ Barry J. Lipsky
Barry J. Lipsky
President and Chief Executive Officer
(Duly Authorized Officer)

Date: February 14, 2006	/s/ Arnold D. Levitt
Arnold D. Levitt
Senior Vice President,
Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)