Form 10-Q/A
period 2005-06-30
FRANKLIN ELECTRONIC PUBLISHERS INC
filed 2006-06-15
CIK 356841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q/A

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

Explanatory Note

This Quarterly Report on Form 10-Q/A is being filed as an amendment to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, which was filed with the Securities and Exchange Commission on August 15, 2005. We are filing this amendment to correct an error in the timing of revenue recognized in relation to a multiple element arrangement for the licensing of certain software and related support. The effect of the changes was to reduce sales and net income for the quarter ended June 30, 2005 by $767,000 and $744,000, respectively. The changes were all non-cash and had no effect on the previously reported amounts of cash in the Company’s financial statements. For the convenience of the reader, this Form 10-Q/A sets forth the entire June 30, 2005 Quarterly Report on Form 10-Q. However, this Form 10-Q/A amends and restates only Part I Items 1and 2 of the June 30, 2005 Form 10-Q.

This Form 10-Q/A continues to reflect circumstances as of the date of the original filing of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and we have not updated the disclosures contained herein to reflect events that occurred at a later date, except for items related to the restatement or where otherwise indicated.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2005	March 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,473	$2,786
Accounts receivable, less allowance for doubtful accounts of $464 and $456	15,655	5,837
Inventories	10,744	8,780
Prepaids and other assets	1,678	2,749

TOTAL CURRENT ASSETS	30,550	20,152

PROPERTY AND EQUIPMENT	6,348	6,523

OTHER ASSETS:
Deferred income tax asset	5,700	5,700
Trademark and goodwill	2,265	2,265
Software development costs	2,930	2,850
Other assets	3,369	3,458

TOTAL OTHER ASSETS	14,264	14,273

TOTAL ASSETS	$51,162	$40,948

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$15,600	$10,843
Current portion of long-term liabilities - Other	130	72

TOTAL CURRENT LIABILITIES	15,730	10,915

REVOLVING CREDIT FACILITY	3,775	—
OTHER LIABILITIES	1,105	1,179
DEFERRED REVENUE	920	—

SHAREHOLDERS’ EQUITY:
Preferred stock, $2.50 par value, authorized 10,000,000 shares, issued and outstanding 2,434 ($2,434 aggregate liquidation value)	2,412	2,412
Common stock, $0.01 par value, authorized 50,000,000 shares, issued and outstanding, 8,127,660 and 8,125,222 shares	81	81
Additional paid in capital	50,413	50,406
Retained earnings (deficit)	(22,418)	(23,194)
Foreign currency translation adjustment	(856)	(851)

TOTAL SHAREHOLDERS’ EQUITY	29,632	28,854

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$51,162	$40,948

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except for per share data)

(unaudited)

	Three Months Ended June 30,
	2005	2004
SALES	$17,652	$15,990
COST OF SALES	9,054	8,063

GROSS MARGIN	8,598	7,927

EXPENSES:
Sales and marketing	4,523	4,272
Research and development	1,144	882
General and administrative	2,006	1,935

Total operating expenses	7,673	7,089

OPERATING INCOME	925	838

Interest expense, net	(11)	(67)
Other, net	19	35

INCOME BEFORE INCOME TAXES	933	806
INCOME TAX PROVISION	35	27

NET INCOME	898	779

PREFERRED STOCK DIVIDEND	122	229

INCOME APPLICABLE TO COMMON SHAREHOLDERS	$776	$550

INCOME PER COMMON SHARE:
Basic	$0.10	$0.07

Diluted	$0.09	$0.06

WEIGHTED AVERAGE COMMON SHARES:
Basic	8,126	8,002

Diluted	8,495	8,480

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except for share data)

	Common Stock		Additional Paid in Capital	Preferred Stock		Retained Earnings	Accumulated Other Comprehensive Income *	Total Shareholders’ Equity

	Shares	Amount		Shares	Amount
BALANCE - MARCH 31, 2005	8,125,222	$81	$50,406	2,434	$2,412	$(23,194)	$(851)	$28,854
Amortization of deferred compensation expense for shares issued for services			2					2
Issuance of common shares under employee stock option plan	2,438		5					5
Preferred stock dividend						(122)		(122)
Income for the period						898		898
Foreign currency translation adjustment							(5)	(5)

BALANCE - JUNE 30, 2005 (unaudited)	8,127,660	$81	$50,413	2,434	$2,412	$(22,418)	$(856)	$29,632

*	Comprehensive income, i.e., net income, plus, or less, the change in foreign currency balance sheet translation adjustments, totaled $893 for the three months ended June 30, 2005.

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$898	$779
ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Depreciation and amortization	602	757
Provision for losses on accounts receivable	(9)	40
Loss (gain) on disposal of property and equipment	—	(8)
Source (use) of cash from change in operating assets and liabilities:
Accounts receivable	(9,809)	(4,272)
Inventories	(1,964)	(2,886)
Prepaids and other assets	1,071	224
Accounts payable and accrued expenses	4,757	3,415
Deferred revenue	920	—
Other, net	2	9

NET CASH USED IN OPERATING ACTIVITIES	(3,532)	(1,942)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(81)	(520)
Proceeds from sale of property and equipment	—	10
Software development costs	(287)	(340)
Change in other assets	(51)	(76)

NET CASH USED IN INVESTING ACTIVITIES	(419)	(926)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	3,775	3,076
Cash dividends on preferred stock	(122)	(229)
Proceeds from issuance of common shares	6	63
Other liabilities	(17)	(12)

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,642	2,898

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(4)	(33)

DECREASE IN CASH AND CASH EQUIVALENTS	(313)	(3)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,786	2,217

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,473	$2,214

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

OPERATIONS

Under Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company’s operations are treated as one operating segment as it only reports profit and loss information on an aggregate basis to the chief operating decision maker of the Company. Information about the Company’s product sales are as follows:

	Three Months Ended June 30,
Product Sales	2005	2004
Reference	$16,690	$14,662
ROLODEX® Electronics	264	482
Seiko	497	667
eBookMan	6	48
Other	195	131

Total Sales	$17,652	$15,990

Approximate foreign sources of revenues including export sales were as follows:

	Three Months Ended June 30,
Product Sales	2005	2004
Europe	$3,233	$2,867
Other International	1,009	769

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

MULTIPLE ELEMENT ARRANGEMENTS

The Company occasionally enters into multiple element arrangements, primarily involving its software technology. During the June 2005 quarter the Company entered into a single multiple element arrangement which included technology licensing fees and annual support fees for a value of $800 and $160 respectively. The technology was delivered and accepted by the customer in the June 2005 quarter and will be, together with the support fees, recognized as earned, at a rate of $20 per month, over the four year term of the agreement.

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

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, to stock-based employee compensation:

	Three months ended June 30,
	2005	2004
Reported net income	$898	$779
Deduct:
Total stock-based employee compensation expense determined under fair value based method.	(118)	(215)

Proforma net income	$780	$564

(a) Earnings per share:
Basic-as reported	$0.10	$0.07
Basic- pro forma	$0.08	$0.04

Diluted – as reported	$0.09	$0.06
Diluted – pro forma	$0.08	$0.04

(a)	After preferred stock dividends of $122 and $229 for the three-month periods ended June 30, 2005 and 2004 respectively.

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

RESTATEMENTS

This Quarterly Report on Form 10-Q/A is being filed as an amendment to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, which was filed with the Securities and Exchange Commission on August 15, 2005. We are filing this amendment to correct an error in the timing of revenue recognized in relation to a multiple element arrangement for the licensing of certain software and related support. The changes were all non-cash and had no effect on the previously reported amounts of cash in the Company’s financial statements. For the convenience of the reader, this Form 10-Q/A sets forth the entire June 30, 2005 Quarterly Report on Form 10-Q. However, this Form 10-Q/A amends and restates only Part I Items 1 and 2 of the June 30, 2005 Form 10-Q.

This Form 10-Q/A continues to reflect circumstances as of the date of the original filing of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and we have not updated the disclosures contained herein to reflect events that occurred at a later date, except for items related to the restatement or where otherwise indicated.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2005 compared with three months ended June 30, 2004:

Net Sales

Sales of $17,652 for the quarter ended June 30, 2005, increased by $1,662 from sales of $15,990 for the same quarter last year. The higher sales in the quarter were attributable to increased revenue of $1,699 in our Proximity Technology Division resulting from the delivery during the quarter of technology pursuant to a technology development and licensing agreement. Revenue from this agreement is included in our reference product line. Excluding the above technology and licensing revenue, an increase in reference product sales of $329 was more than offset by declines in ROLODEX® Electronics and Seiko products of $218 and $170 respectively. The increase in reference product sales was due to higher international sales of $585 partially offset by lower sales in the US of $270. The decrease in ROLODEX® Electronics and Seiko product sales occurred primarily in the US Consumer market where sales declined by $215 and $228 respectively.

Gross Margin

The gross margin percentage decreased to 49% of sales in the current quarter from 50% in the quarter ended June 30, 2004, while gross margin dollars increased by $671. Of the increase in the gross margin dollar amount, $824 is due to higher year-over-year sales which is partly offset by a decline of $153 due to the lower margin percentage. The slightly lower gross margin percentage resulted primarily from the reduced margins in the UK as we began distributing our products through a distributor in that region in October 2004.

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

Net Income

For the quarter ended June 30, 2005, net income increased by $119 to $898 from $779 in the same period last year. The increase is due primarily to higher development and licensing income, of $619 resulting from the delivery during the quarter of technology pursuant to a technology development and licensing agreement and reduced interest expense of $56. This gain was partially offset by an increase in operating expenses of $584.

We have operations in a number of foreign countries and record sales and incur expenses in various foreign currencies. As the value of these currencies fluctuate from year to year against the US dollar, our revenues, operating expenses and results of operations are impacted. For the quarter ended June 30, 2005, approximately 18% of our sales were denominated in currencies other than the US dollar. For the quarter ended June 30, 2005, our sales and gross margin benefited by approximately $124 from the year over year change in exchange rates for the various currencies (primarily the euro) in which we operate, while our selling, general and administrative expenses increased by approximately $54 due to the fluctuations in exchange rates. The change in exchange rates had no effect on our research and development expense or cost of sales. The net effect of the year over year fluctuations in exchange rates on our results of operations for the quarter ended June 30, 2005 was an increase in income of approximately $69.

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

Changes in Financial Condition

Accounts receivable increased by $9,818 to $15,655 at June 30, 2005 from $5,837 at March 31, 2005 primarily because of a seasonal increase in sales of $7,683 during the June 2005 quarter compared with the March 2005 quarter and from higher receivables of $2,278 resulting from the sale of component parts to vendors. Inventory increased by $1,964 to $10,744 on June 30, 2005 from $8,780 on March 31, 2005 due to normal seasonal increases as we build inventory for the back-to-school and holiday seasons. Accounts payable and the balance of our borrowings under our credit facility increased by $4,757 and $3,775 respectively, from March 31, 2005 primarily because of seasonal inventory and cash requirements.

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

Multiple Element Arrangements — We occasionally enter into multiple element arrangements, primarily involving our software technology. During the June 2005 quarter we entered into a single multiple element arrangement which included technology licensing fees and annual support fees for a value of $800 and $160 respectively. The technology was delivered and accepted by the customer in the June 2005 quarter and will be, together with the support fees, recognized as earned, at a rate of $20 per month, over the four year term of the agreement.

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

ITEM 5. OTHER INFORMATION

ROLODEX® is a registered trademark of Berol Corporation, a subsidiary of Newell Rubbermaid, Inc. Seiko® is registered trademark of Seiko, Inc.

ITEM 6. EXHIBITS

(a) Exhibits

10.1	*	Franklin Electronic Publishers, Incorporated Corporate Policy, Executive Severance Protection.

10.2	*	Service Agreement between Franklin Electronic Publishers (Deutschland) GmbH and Walter Schillings dated March 8, 1996.

10.3	*	Annex to Contract of Employment between Franklin Electronic Publishers (Deutschland) GmbH and Walter Schillings dated October 1, 1999.

10.4	*	Annex to Contract of Employment between Franklin Electronic Publishers (Deutschland) GmbH and Walter Schillings dated February 15, 2000.

10.5	*	Contract of Employment between Franklin Electronic Publishers (Deutschland) GmbH and Walter Schillings dated December 5, 2002.

10.6	*	Offer Letter between Franklin Electronic Publishers, Incorporated and Michael Crincoli dated January 5, 2000.

10.7	*	Offer Letter between Franklin Electronic Publishers, Incorporated and Kevin Port dated November 8, 2004.

31.1	*	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

Date: June 15, 2006	/s/ Barry J. Lipsky
Barry J. Lipsky
President and Chief Executive Officer
(Duly Authorized Officer)

Date: June 15, 2006	/s/ Arnold D. Levitt
Arnold D. Levitt
Senior Vice President,
Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)