Form 10-Q/A
period 2005-09-30
FRANKLIN ELECTRONIC PUBLISHERS INC
filed 2006-06-15
CIK 356841

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

Explanatory Note

This Quarterly Report on Form 10-Q/A is being filed as an amendment to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, which was filed with the Securities and Exchange Commission on November 14, 2005. We are filing this amendment to correct an error in the timing of revenue recognized in relation to a multiple element arrangement for the licensing of certain software and related support. The effect of the changes were to increase sales and net income for the quarter ended September 30, 2005 by $50,000 and $49,000 respectively and reduce sales and net income for the six months ended September 30, 2005 by $717,000 and $695,000 respectively. The changes were all non-cash and had no effect on the previously reported amounts of cash in the Company’s financial statements. For the convenience of the reader, this Form 10-Q/A sets forth the entire September 30, 2005 Quarterly Report on Form 10-Q. However, this Form 10-Q/A amends and restates only Part I Items 1and 2 of the September 30, 2005 Form 10-Q.

This Form 10-Q/A continues to reflect circumstances as of the date of the original filing of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 and we have not updated the disclosures contained herein to reflect events that occurred at a later date, except for items related to the restatement or where otherwise indicated.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2005	March 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,800	$2,786
Accounts receivable, less allowance for doubtful accounts of $472 and $456	10,490	5,837
Inventories	11,419	8,780
Prepaids and other assets	1,652	2,749

TOTAL CURRENT ASSETS	26,361	20,152

PROPERTY AND EQUIPMENT	6,418	6,523

OTHER ASSETS:
Deferred income tax asset	5,700	5,700
Trademark and goodwill	2,265	2,265
Software development costs	3,380	2,850
Other assets	3,128	3,458

TOTAL OTHER ASSETS	14,473	14,273

TOTAL ASSETS	$47,252	$40,948

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$12,292	$10,843
Current portion of long-term liabilities - Other	130	72

TOTAL CURRENT LIABILITIES	12,422	10,915

REVOLVING CREDIT FACILITY	3,000	—
OTHER LIABILITIES	1,084	1,179
DEFERRED REVENUE	860

SHAREHOLDERS’ EQUITY:
Preferred stock, $2.50 par value, authorized 10,000,000 shares, issued and outstanding 2,434 ($2,434 aggregate liquidation value)	2,412	2,412
Common stock, $0.01 par value, authorized 50,000,000 shares, issued and outstanding, 8,199,458 and 8,125,222 shares	82	81
Additional paid in capital	50,589	50,406
Retained earnings (deficit)	(22,294)	(23,194)
Foreign currency translation adjustment	(903)	(851)

TOTAL SHAREHOLDERS’ EQUITY	29,886	28,854

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$47,252	$40,948

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except for per share data)

(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
SALES	$13,898	$16,246	$31,550	$32,236
COST OF SALES	7,155	8,463	16,209	16,526

GROSS MARGIN	6,743	7,783	15,341	15,710

EXPENSES:
Sales and marketing	4,127	3,873	8,650	8,145
Research and development	861	873	2,005	1,755
General and administrative	1,595	1,769	3,601	3,704

Total operating expenses	6,583	6,515	14,256	13,604

OPERATING INCOME	160	1,268	1,085	2,106

Interest expense, net	(77)	(99)	(88)	(166)
Other, net	83	(145)	102	(110)

INCOME BEFORE INCOME TAXES	166	1,024	1,099	1,830
INCOME TAX PROVISION	42	79	77	106

NET INCOME	124	945	1,022	1,724

PREFERRED STOCK DIVIDEND	—	—	122	229

INCOME APPLICABLE TO COMMON SHAREHOLDERS	$124	$945	$900	$1,495

INCOME PER COMMON SHARE:
Basic	$0.02	$0.12	$0.11	$0.19

Diluted	$0.01	$0.11	$0.11	$0.18

WEIGHTED AVERAGE COMMON SHARES:
Basic	8,152	8,036	8,139	8,019

Diluted	8,661	8,494	8,559	8,472

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except for share data)

(unaudited)

							Accumulated Other	Total
	Common Stock		Additional	Preferred Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Paid in Capital	Shares	Amount	Earnings	Income *	Equity
BALANCE - MARCH 31, 2005	8,125,222	$81	$50,406	2,434	$2,412	$(23,194)	$(851)	$28,854
Amortization of deferred compensation expense for shares issued for services			4					4
Issuance of common shares under employee stock option plan	74,236	1	179					180
Preferred stock dividend						(122)		(122)
Income for the period						1,022		1,022
Foreign currency translation adjustment							(52)	(52)

BALANCE - SEPTEMBER 30, 2005 (unaudited)	8,199,458	$82	$50,589	2,434	$2,412	$(22,294)	$(903)	$29,886

*	Comprehensive income, i.e., net income, plus, or less, the change in foreign currency balance sheet translation adjustments, totaled $970 for the six months ended September 30, 2005.

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$1,022	$1,724
ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Depreciation and amortization	1,308	1,480
Provision for losses on accounts receivable	67	87
Gain on disposal of property and equipment	(5)	(8)
Source (use) of cash from change in operating assets and liabilities:
Accounts receivable	(4,720)	(2,467)
Inventories	(2,638)	(4,676)
Prepaids and other assets	1,097	33
Accounts payable and accrued expenses	1,450	3,041
Deferred revenue	860	—
Other, net	4	3

NET CASH USED IN OPERATING ACTIVITIES	(1,555)	(783)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(385)	(648)
Proceeds from sale of property and equipment	5	10
Software development costs	(944)	(679)
Change in other assets	(75)	(299)

NET CASH USED IN INVESTING ACTIVITIES	(1,399)	(1,616)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	3,000	2,772
Cash dividends on preferred stock	(122)	(229)
Proceeds from issuance of common shares	180	118
Other liabilities	(38)	(10)

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,020	2,651
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(52)	61

INCREASE IN CASH AND CASH EQUIVALENTS	14	313
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,786	2,217

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,800	$2,530

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

OPERATIONS

Under Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company’s operations are treated as one operating segment as it only reports profit and loss information on an aggregate basis to the chief operating decision maker of the Company. Information about the Company’s product sales are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
Product Sales	2005	2004	2005	2004
Reference	$12,696	$13,897	$29,386	$28,559
ROLODEX® Electronics	511	949	775	1,431
Seiko	553	872	1,050	1,539
eBookMan	5	374	11	422
Other	133	154	328	285

Total Sales	$13,898	$16,246	$31,550	$32,236

Approximate foreign sources of revenues including export sales, included in the above, were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
Product Sales	2005	2004	2005	2004
Europe	$3,257	$3,206	$6,490	$6,073
Other International	1,998	1,554	3,007	2,323

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

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, to stock-based employee compensation:

	Three months ended September 30,		Six months ended September 30,
	2005	2004	2005	2004
Reported net income	$124	$945	$1,022	$1,724
Deduct:
Total stock-based employee compensation expense determined under the fair value based method	(119)	(215)	(236)	(430)

Pro forma net income	$5	$730	$786	$1,294

(a) Earnings per share:
Basic-as reported	$0.02	$0.12	$0.11	$0.19
Basic- pro forma	$0.00	$0.09	$0.08	$0.13

Diluted – as reported	$0.01	$0.11	$0.11	$0.18
Diluted – pro forma	$0.00	$0.09	$0.08	$0.13

(a)	After preferred stock dividends of $122 and $229 for the six-month periods ended September 30, 2005 and 2004 respectively.

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

RESTATEMENTS

This Quarterly Report on Form 10-Q/A is being filed as an amendment to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, which was filed with the Securities and Exchange Commission on November 14, 2005. We are filing this amendment to correct an error in the timing of revenue recognized in relation to a multiple element arrangement for the licensing of certain software and related support. The changes were all non-cash and had no effect on the previously reported amounts of cash in the Company’s financial statements. For the convenience of the reader, this Form 10-Q/A sets forth the entire September 30, 2005 Quarterly Report on Form 10-Q. However, this Form 10-Q/A amends and restates only Part I Items 1and 2 of the September 30, 2005 Form 10-Q.

This Form 10-Q/A continues to reflect circumstances as of the date of the original filing of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 and we have not updated the disclosures contained herein to reflect events that occurred at a later date, except for items related to the restatement or where otherwise indicated.

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

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. In March 2005, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) 107, Share-Based Payment, which expresses views of the SEC Staff about the application of SFAS No. 123(R). SFAS No. 123(R) was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC deferred its effective date so that it will be effective for annual reporting periods beginning on or after June 15, 2005. The Company plans to adopt SFAS No. 123 (R) for the quarter ending June 30, 2006. If the Company had adopted SFAS No, 123 (R) for the quarter and six months ended September 30, 2005, the Company would have recognized an additional expense based on the fair value of the stock options granted of $119 and $236 respectively.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2005 compared with three months ended September 30, 2004:

Net Sales

Sales of $13,898 for the quarter ended September 30, 2005, decreased by $2,348 from sales of $16,246 for the same quarter last year. The lower sales in the quarter were attributable to the US consumer division where sales decreased by $2,918 to $7,149 from $10,067 in the prior year mainly as a result of increased competition for shelf space in the consumer electronics business. This decrease was partially offset by higher OEM sales of $278, increased revenue of $141 in our Proximity Technology Division and sales of $103 of products developed for the Asian market. Within the US consumer division sales of reference, ROLODEX ® Electronics and Seiko products declined by $1,864, $246 and $444 respectively. The prior year also included closeout sales of eBookMan product of $363.

Gross Margin

The gross margin percentage for the quarter ended September 30, 2005 was 49%, compared with 48% in the same period last year. The gross margin dollar amount declined to $6,743 in the quarter from $7,783 in the same period last year due to lower sales in the current year.

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

Net Income

For the quarter ended September 30, 2005, net income decreased by $821 to $124 from $945 in the same period last year. The decrease is due to lower sales which resulted in reduced gross margin of $1,040 and higher operating expenses of $68 partially offset by gains on our program of selling euros at current rates for future settlement and the repatriation of funds from our foreign subsidiaries which combined for gains of $107 in the current year quarter compared with a combined loss of $186 in the same period last year.

We have operations in a number of foreign countries and record sales and incur expenses in various foreign currencies. As the value of these currencies fluctuate from year to year against the US dollar, our revenues, operating expenses and results of operations are impacted. For the quarter ended September 30, 2005, approximately 21% of our sales were denominated in currencies other than the US dollar. For the quarter ended September 30, 2005, our sales and gross margin increased by approximately $65 from the year over year change in exchange rates for the various currencies in which we operate, while our selling, general and administrative expenses increased by approximately $20 due to the fluctuations in exchange rates. The change in exchange rates had no effect on our research and development expense or cost of sales. The net effect of the year over year fluctuations in exchange rates on our results of operations for the quarter ended September 30, 2005 was an increase in income of approximately $45.

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

Six months ended September 30, 2005 compared with six months ended September 30, 2004:

Net Sales

Sales of $31,550 for the six months ended September 30,2005, decreased by $686 from sales of $32,236 for the same period last year. The lower sales were primarily attributable to decreased revenue in our US Consumer division of $3,641. The US Consumer division sales of reference, ROLODEX Electronics and Seiko products declined by $2,118, $461 and $672 respectively. The prior year also included closeout sales of eBookman product of $388. The above decreases were largely offset by an increase in Proximity Technology sales of $1,841 resulting from the delivery during the June quarter of technology pursuant to a development and licensing agreement. Revenue from the agreement is included in our reference product line. Sales in our European and Other International markets increased by $417 and $684 respectively while sales in our Education division increased by $156.

Gross Margin

The gross margin percentage of 49% in the six months ended September 30, 2005 approximated the percentage for the same period last year, while gross margin dollars decreased by $369. The decrease in gross margin dollars is primarily due to lower sales this year.

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

Net Income

For the six months ended September 30, 2005, net income decreased by $702 to $1,022 from $1,724 in the same period last year. Reduced gross margin dollars of $369, mainly due to a decrease in sales year-over-year and higher operating expenses of $652 were offset by lower net interest expense of $212.

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

Changes in Financial Condition

Accounts receivable increased by $4,653 to $10,490 at September 30, 2005 from $5,837 at March 31, 2005 primarily because of a seasonal increase in sales of $3,112 during the September 2005 quarter compared with the March 2005 quarter and from higher receivables of $1,096 resulting from the sale of component parts to vendors. Inventory increased by $2,639 to $11,419 on September 30, 2005 from $8,780 on March 31, 2005 due to a seasonal increase in finished goods inventory of approximately $3,878 as we build inventory for the holiday season partially offset by a reduction in component inventory of $1,239. Accounts payable and the balance of our borrowings under our credit facility increased by $1,449 and $3,000 respectively, from March 31, 2005 because of seasonal inventory and cash requirements.

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

ITEM 5. OTHER INFORMATION

ROLODEX® is a registered trademark of Berol Corporation, a subsidiary of Newell Rubbermaid, Inc. Seiko® is registered trademark of Seiko, Inc.

ITEM 6.	EXHIBITS

(a) Exhibits

31.1*	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
**	Furnished herewith

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