Form 10-Q/A
period 2005-12-31
FRANKLIN ELECTRONIC PUBLISHERS INC
filed 2006-06-15
CIK 356841

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

Explanatory Note

This Quarterly Report on Form 10-Q/A is being filed as an amendment to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, which was filed with the Securities and Exchange Commission on February 14, 2006. We are filing this amendment to correct an error in the timing of revenue recognized in relation to a multiple element arrangement for the licensing of certain software and related support. The effect of the changes were to increase sales and net income for the quarter ended December 31, 2005 by $50,000 and $48,000 respectively and reduce sales and net income for the nine months ended December 31, 2005 by $667,000 and $647,000 respectively. The changes were all non-cash and had no effect on the previously reported amounts of cash in the Company’s financial statements. For the convenience of the reader, this Form 10-Q/A sets forth the entire December 31, 2005 Quarterly Report on Form 10-Q. However, this Form 10-Q/A amends and restates only Part I Items 1and 2 of the December 31, 2005 Form 10-Q.

This Form 10-Q/A continues to reflect circumstances as of the date of the original filing of the Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005 and we have not updated the disclosures contained herein to reflect events that occurred at a later date, except for items related to the restatement or where otherwise indicated.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	December 31, 2005	March 31, 2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,885	$2,786
Accounts receivable, less allowance for doubtful accounts of $464 and $456	11,477	5,837
Inventories	8,460	8,780
Prepaids and other assets	1,309	2,749

TOTAL CURRENT ASSETS	24,131	20,152

PROPERTY AND EQUIPMENT	6,484	6,523

OTHER ASSETS:
Deferred income tax asset	5,700	5,700
Trademark and goodwill	2,265	2,265
Software development costs	3,515	2,850
Other assets	3,166	3,458

TOTAL OTHER ASSETS	14,646	14,273

TOTAL ASSETS	$45,261	$40,948

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$10,063	$10,843
Current portion of long-term liabilities - Other	130	72

TOTAL CURRENT LIABILITIES	10,193	10,915

REVOLVING CREDIT FACILITY	1,500	—
OTHER LIABILITIES	1,066	1,179
DEFERRED REVENUE	800	—

SHAREHOLDERS’ EQUITY:
Preferred stock, $2.50 par value, authorized 10,000,000 shares, issued and outstanding 2,434 ($2,434 aggregate liquidation value)	2,412	2,412
Common stock, $0.01 par value, authorized 50,000,000 shares, issued and outstanding, 8,199,708 and 8,125,222 shares	82	81
Additional paid in capital	50,591	50,406
Retained earnings (deficit)	(20,420)	(23,194)
Foreign currency translation adjustment	(963)	(851)

TOTAL SHAREHOLDERS’ EQUITY	31,702	28,854

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$45,261	$40,948

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except for per share data)

(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
SALES	$17,894	$19,174	$49,444	$51,410
COST OF SALES	7,905	9,807	24,114	26,333

GROSS MARGIN	9,989	9,367	25,330	25,077

EXPENSES:
Sales and marketing	4,843	4,929	13,493	13,074
Research and development	1,103	953	3,108	2,708
General and administrative	1,900	1,761	5,501	5,465

Total operating expenses	7,846	7,643	22,102	21,247

OPERATING INCOME	2,143	1,724	3,228	3,830

Interest expense, net	(36)	(92)	(124)	(258)
Other, net	(1)	(155)	101	(265)

INCOME BEFORE INCOME TAXES	2,106	1,477	3,205	3,307
INCOME TAX PROVISION	111	68	188	174

NET INCOME	1,995	1,409	3,017	3,133

PREFERRED STOCK DIVIDEND	121	229	243	458
INCOME APPLICABLE TO COMMON SHAREHOLDERS	$1,874	$1,180	$2,774	$2,675

INCOME PER COMMON SHARE:
Basic	$0.23	$0.15	$0.34	$0.33

Diluted	$0.22	$0.14	$0.32	$0.31

WEIGHTED AVERAGE COMMON SHARES:
Basic	8,200	8,058	8,135	8,050

Diluted	8,572	8,616	8,547	8,545

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except for share data)

(unaudited)

							Accumulated Other Comprehensive Income *	Total Shareholders’ Equity
	Common Stock		Additional Paid in Capital	Preferred Stock		Retained Earnings
	Shares	Amount		Shares	Amount
BALANCE - MARCH 31, 2005	8,125,222	$81	$50,406	2,434	$2,412	$(23,194)	$(851)	$28,854
Amortization of deferred compensation expense for shares issued for services			5					5
Issuance of common shares under employee stock option plan	74,486	1	180					181
Preferred stock dividend						(243)		(243)
Income for the period						3,017		3,017
Foreign currency translation adjustment							(112)	(112)

BALANCE - DECEMBER 31, 2005 (unaudited)	8,199,708	$82	$50,591	2,434	$2,412	$(20,420)	$(963)	$31,702

*	Comprehensive income, i.e., net income, plus, or less, the change in foreign currency balance sheet translation adjustments, totaled $2,905 for the nine months ended December 31, 2005.

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$3,017	$3,133
ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Depreciation and amortization	2,150	2,173
Provision for losses on accounts receivable	107	129
Gain on disposal of property and equipment	(5)	14
Equity earnings of associated companies	—	(46)
Source (use) of cash from change in operating assets and liabilities:
Accounts receivable	(5,747)	(3,977)
Inventories	320	(390)
Prepaids and other assets	1,441	(47)
Accounts payable and accrued expenses	(777)	1,431
Deferred revenue	800	—
Other, net	2	(17)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,308	2,403
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(699)	(789)
Proceeds from sale of property and equipment	5	11
Software development costs	(1,480)	(969)
Change in other assets	(304)	(445)

NET CASH USED IN INVESTING ACTIVITIES	(2,478)	(2,192)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	1,500	1,123
Cash dividends on preferred stock	(243)	(458)
Proceeds from issuance of common shares	180	144
Redemption of preferred shares	—	(1,145)
Other liabilities	(56)	(23)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,381	(359)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(112)	221

INCREASE IN CASH AND CASH EQUIVALENTS	99	73
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,786	2,217

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,885	$2,290

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

OPERATIONS

Under Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company’s operations are treated as one operating segment as it only reports profit and loss information on an aggregate basis to the chief operating decision maker of the Company. Information about the Company’s product sales are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
Product Sales	2005	2004	2005	2004
Reference	$16,661	$17,263	$46,047	$45,822
ROLODEX® Electronics	512	800	1,287	2,231
Seiko	594	941	1,644	2,480
eBookMan	3	25	14	447
Other	124	145	452	430

Total Sales	$17,894	$19,174	$49,444	$51,410

Approximate foreign sources of revenues including export sales were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
Product Sales	2005	2004	2005	2004
Europe	$3,728	$5,041	$10,218	$11,114
Other International	1,890	1,732	4,897	4,055

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

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, to stock-based employee compensation:

	Three months ended December 31,		Nine months ended December 31,
	2005	2004	2005	2004
Reported net income	$1,995	$1,409	$3,017	$3,133
Deduct:
Total stock-based employee compensation expense determined under the fair value based method	(141)	(244)	(377)	(674)

Pro forma net income	$1,854	$1,165	$2,640	$2,459

(a) Earnings per share:
Basic-as reported	$0.23	$0.15	$0.34	$0.33
Basic- pro forma	$0.21	$0.12	$0.29	$0.25

Diluted – as reported	$0.22	$0.14	$0.32	$0.31
Diluted – pro forma	$0.20	$0.11	$0.28	$0.23

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

RECLASSIFICATIONS

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period presentation. These reclassifications had no effect on previously reported results of operations or retained earnings

RESTATEMENTS

This Quarterly Report on Form 10-Q/A is being filed as an amendment to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, which was filed with the Securities and Exchange Commission on February 14, 2006. We are filing this amendment to correct an error in the timing of revenue recognized in relation to a multiple element arrangement for the licensing of certain software and related support. The changes were all non-cash and had no effect on the previously reported amounts of cash in the Company’s financial statements. For the convenience of the reader, this Form 10-Q/A sets forth the entire December 31, 2005 Quarterly Report on Form 10-Q. However, this Form 10-Q/A amends and restates only Part I Items 1and 2 of the December 31, 2005 Form 10-Q.

This Form 10-Q/A continues to reflect circumstances as of the date of the original filing of the Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005 and we have not updated the disclosures contained herein to reflect events that occurred at a later date, except for items related to the restatement or where otherwise indicated.

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

RESULTS OF OPERATIONS

Three months ended December 31, 2005 compared with three months ended December 31, 2004:

Net Sales

Sales of $17,894 for the quarter ended December 31, 2005, decreased by 7% or $1,280 from sales of $19,174 for the same quarter last year. The lower sales in the quarter were primarily attributable to the US consumer division where sales decreased by $2,067 to $8,799 from $10,866 in the prior year mainly as a result of increased competition for shelf space in the consumer electronics business and lower sales to our UK distributor of $1,261, as the prior year included the sale of substantially all of our existing inventory in that region to the new distributor. This decrease was partially offset by increased revenue of $1,876 in our Proximity Technology Division (revenue from this agreement is included in our reference product line) primarily from the renewal of a three year technology licensing agreement and sales of $171 from the Company’s OEM division which did not have any shipments in the same quarter last year. Within the US consumer division sales of reference and Seiko products declined by $1,412, and $649 respectively.

Gross Margin

The gross margin percentage for the quarter ended December 31, 2005 increased to 56%, or $9,989, from 49%, or $9,367 in the same period last year. The increase in the gross margin percentage was primarily attributable to the renewal of the three year technology licensing agreement by our Proximity Technology Division which resulted in gross margin dollars of $1,743. Excluding this agreement, the gross margin percentage was 51% in the current quarter compared with 49% in the same period last year. This increase resulted from the inclusion in the prior year of the sale of our entire inventory in the UK to our new distributor in the region at lower margin distributor prices, compared with the lower ongoing sales level at distributor prices in the current quarter, and higher gross margin on US Domestic sales primarily because higher margin direct to consumer sales represented 10% of total domestic sales in the current quarter compared with 6% in the same period last year.

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

Net Income

For the quarter ended December 31, 2005, net income increased by $586 to $1,995 from $1,409 in the same period last year. The increase is due to gross margin of approximately $1,743 related to the renewal of a three year technology licensing agreement offset by reduced gross margin in our other divisions of $1,121 (due to lower sales) and an increase in operating expenses of $203. Net income also benefited from lower interest expense and an improvement in the other, net categories of $56 and $156 respectively.

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

Nine months ended December 31, 2005 compared with nine months ended December 31, 2004:

Net Sales

Sales of $49,444 for the nine months ended December 31, 2005, decreased by $1,966 from sales of $51,410 for the same period last year. For the nine months ended December 31, 2005 revenue in our Proximity Technology Division increased by $3,717 over the same period last year primarily resulting from the delivery during the June quarter of technology pursuant to a technology development and licensing agreement and the renewal during the December quarter of a three year technology licensing agreement. Revenue from the agreement is included in our reference product line. This revenue increase was more than offset by a decrease in US consumer sales of $5,708 for the nine months ended December 31, 2005. Within the US consumer division sales of reference, ROLODEX ® Electronics and Seiko products declined by $3,530, $469 and $1,321 respectively. The prior year also included closeout sales of eBookMan product of $388. Sales in our European markets decreased by $896 due mainly to inclusion in the prior year of the sale of substantially all of our existing inventory to our new distributor in the UK. Sales in Other International Markets increased by $351 while sales in our Education, Direct Marketing and OEM divisions increased by $201, $233 and $378 respectively.

Gross Margin

The gross margin percentage increased to 51% of sales in the nine months ended December 31, 2005 from 49% in the same period last year, while gross margin dollars increased by $253. Of the change in the gross margin dollar amount, $1,212 is attributable to the higher margin percentage which is partially offset by a reduction of $959 due to lower year-over-year sales. The gross margin percentage increase resulted primarily from the higher margins realized on the technology development and licensing agreements recorded in the current year. Excluding these agreements current year gross margin percentage was 50% compared with 49% in the prior year.

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

Net Income

For the nine months ended December 31, 2005, net income decreased by $116 to $3,017 from $3,133 in the same period last year. Increased gross margin of $2,716 from our Proximity Technology Division, primarily resulting from the delivery during the June quarter of technology pursuant to a technology development and licensing agreement and the renewal during the December quarter of a three year technology licensing agreement, was partially offset by reduced gross margin of $2,463 in our other divisions and higher operating expenses of $855. Net income for the nine months also benefited from lower interest expense and an improvement in the other, net categories of $134 and $366 respectively.

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

Changes in Financial Condition

Accounts receivable increased by $5,640 to $11,477 at December 31, 2005 from $5,837 at March 31, 2005 primarily because of a seasonal increase in sales of $7,108 during the December 2005 quarter compared with the March 2005 quarter and from higher receivables of $493 resulting from the sale of component parts to vendors. Inventory decreased by $320 to $8,460 on December 31, 2005 from $8,780 on March 31, 2005 due primarily to a reduction in component inventory of $1,091 partially offset by increased finished goods inventory of $771 as the Company adjusted its planned inventory level. Accounts payable decreased by $780 from March 31, 2005 while the balance of our borrowings under our credit facility increased by $1,500.

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