Form 10-K
period 2006-03-31
FRANKLIN ELECTRONIC PUBLISHERS INC
filed 2006-06-29
CIK 356841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS

13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2006

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes    ☒  No

As of June 16, 2006 approximately 8,217,921 shares of common stock of the registrant were outstanding and the aggregate market value of common stock held by non-affiliates was approximately $17,429,993.

Specified portions of the registrant’s Proxy Statement for its 2006 annual meeting of shareholders are hereby incorporated by reference into Part III of this Form 10-K.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

INDEX TO ANNUAL REPORT ON FORM 10-K FILED WITH

THE SECURITIES AND EXCHANGE COMMISSION

FISCAL YEAR ENDED MARCH 31, 2006

ITEMS IN FORM 10-K

This 2006 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent and belief or current expectations of Franklin and its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, the timely availability and acceptance of new electronic books, and other electronic products, changes in technology, the impact of competitive electronic products, the management of inventories, dependence on key licenses, titles, and products, dependence on third party component suppliers and manufacturers, including those that provide Franklin-specific parts, and other risks and uncertainties that may be detailed herein, and from time-to-time, in Franklin’s other reports filed with the Securities and Exchange Commission. Franklin undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I

ITEM 1.	BUSINESS

Franklin Electronic Publishers, Incorporated (“Franklin” or the “Company”) designs, develops, publishes and distributes electronic information on handheld devices, memory media cards, and via internet downloads. We also design, develop, and license to third parties, linguistic technology, such as spelling error and detection software in thirty-six languages, for use in application software, electronic products and on the internet.

We believe we are one of the world’s largest designers, developers and publishers of electronic reference books, having sold more than thirty-seven million handheld devices since 1986. Our handheld devices are battery-powered platforms with screen displays that incorporate the text of a reference work, such as a dictionary. We own or have licenses to publish in electronic format more than one hundred reference titles, including monolingual and bilingual dictionaries such as Merriam-Webster’s Collegiate® Dictionary, the Holy Bible, entertainment-oriented publications (such as The Official Scrabble® Dictionary), and educational publications such as The Princeton Review Pocket Prep Handheld for the new significantly revised Scholastic Aptitude Test (SAT). In addition, we own or have licenses to distribute in electronic format, either directly or through third parties, more than twenty-six thousand titles, including reference works and general literature, via internet download.

We marketed our first handheld reference device, the Spelling Ace® spelling corrector, in 1986. We believe that the Spelling Ace device was one of the first electronic books marketed in the United States. Beginning in 1987, we began marketing increasingly sophisticated electronic versions of thesauruses and dictionaries and, in 1989, the first handheld electronic version of the Holy Bible. In 1992 we introduced a line of updateable handhelds through a proprietary memory card system and in 2003 introduced a Pagemark series as a companion to printed material and in 2005 we introduced our Pocket Prep for the new SAT.

The Company was incorporated in 1983 in the Commonwealth of Pennsylvania as the successor to a business commenced in 1981. The Company’s principal executive offices are located at One Franklin Plaza, Burlington, New Jersey 08016-4907, and its telephone number is (609) 386-2500.

COMPETITIVE ADVANTAGES

We believe that we have the following competitive advantages:

•	Efficient and Cost-Effective Manufacturing Process. We control the entire manufacturing process of our products, from design to shipping, but do not own actual manufacturing facilities. This “virtual manufacturing” model enables us to produce our products in the most cost-effective manner by allowing us to outsource the manufacturing and assembly functions to third parties which meet our cost and quality standards. In this way, we maintain a high degree of flexibility and adaptability in our product sourcing operations with minimal capital invested and, due to the use of multiple factories in various Asian countries, we are able to maintain competitive manufacturing costs.

•	Strong Share in Electronic Reference Books. We believe that we are the pre-eminent company in the handheld electronic reference market in the United States, Europe and certain other international markets. We also believe that we have significant market share in Australia and the Middle East. Over the past nineteen years, we have sold more than thirty-seven million handheld devices worldwide.

•	Breadth and Strength of Distribution. We distribute our products through approximately 43,000 retail outlets in approximately fifty countries and through the internet and catalog mailings direct to customers. We also use direct channels to serve specialty markets, such as the professional, educational and customized application markets. In the educational market, our electronic books are used in tens of thousands of schools throughout the United States. With the success of our electronic Holy Bible, we have achieved substantial sales in the spiritual market, with our products currently distributed through Christian-affiliated bookstores.

•	Technological Leadership in Electronic Books. We have significant expertise in providing high quality content and functionality through cost-effective hardware designs of electronic information products. We design and have manufactured for our use proprietary microprocessors. Our products combine speech and sophisticated technology with a user-friendly interface designed for convenient and rapid retrieval of data. Our ability to compress data and to design systems that permit quick and intelligent information retrieval enables us to offer compact products with high functionality. For example, we store the Merriam-Webster’s Collegiate Dictionary, 11th Edition, which fills up thirty-seven megabytes of memory space, into the memory space of only nine megabytes, which also includes sophisticated search and retrieval functionality. We have been able to manufacture higher performance products at competitive costs due in part to declining prices of memory chips. Our vertically integrated research and development effort, devoted to developing both the hardware and software for our products, also enables us to utilize cost-minimizing technologies such as custom chips which combine the functions of many components into a single chip. As a result, the cost of our products to consumers has decreased over the years to prices approaching those of print versions of reference publications, offering consumers added functional value at attractive price points.

•	Long-standing Relationships and Licenses with Many Top Publishers. We have electronic rights to over 100 reference titles, including several versions of English and bilingual dictionaries, Bibles, test preparation, entertainment-oriented publications, children’s language learning devices and encyclopedias. We obtain our licenses from a variety of well-established publishers such as Merriam-Webster, Harper Collins, Editions Larousse, Langenscheidt KG and Ernst Klett International. These licenses are supported by long-standing relationships with the publishers, providing us with a significant competitive advantage. In the past several years we have increased the scope of our licenses to publish and/or distribute eBooks to cover over 26,000 titles including titles from well known trade publishers such as St. Martin’s Press, McGraw Hill, Time Warner, Random House, Harper Collins and others.

BUSINESS STRATEGIES

We were the first, and strive to be the best, in electronic books focusing on linguistic solutions. Our strategy to fulfill that mission is to leverage our leading market position by exploiting the following opportunities:

•	Consumer Driven Product Development and Marketing. While we have built strong distribution for our major products, we continue to believe that further opportunities lie in our ability to take a more solution driven approach to product development. We believe a better understanding of our customers’ language learning problems will allow us to provide better solutions and increase sales, accelerate sell through at retail and lead to successful new product introductions. We have initiated a solution driven product category management process to further exploit additional opportunities in our core markets including language learning, bible, test preparation and entertainment-oriented publications. For example, our PageMark Dictionary™ has been well-received in the marketplace and won top honors in Personal Electronic Design at the Design and Engineering Showcase at the 2004 Consumer Electronics Show (CES). Our Pocket Prep for the new SAT won the Best of Innovations award in Personal Electronic Design at the 2005 CES show. We regularly conduct consumer research to better understand our customers’ needs to be able to expand our solution-based product offerings in these markets.

•	Continuing Upgrade of Core Products. Our core product line continues to represent the major portion of our revenue. Dictionaries, spell correctors, translators, test preparation devices, entertainment-oriented publications, and Bibles have been our mainstream consumer electronics products. We intend to continue to upgrade and enhance our core products.

•	Investment in Marketing. To date, we rely heavily on cooperative advertising with our key retailers and on advertising in targeted local markets and the US Hispanic market. We have engaged in only limited advertising on the national level.

•	Growth in Selected International Markets. We have had success in selling our products directly through wholly-owned local subsidiaries in selected international markets, and through distributors in other markets. We began sale of our products in Asia during fiscal 2006 using Seiko Instruments Inc. (SII) as our distributor. We anticipate that our international sales will continue to provide a significant portion of our revenue as the “English Learning” market continues to expand on a global basis.

•	Exploitation of OEM and Licensing Opportunities. Original Equipment Manufacturer (“OEM”) opportunities are business agreements pursuant to which we develop products, software, and technology for resale or use by specific customers. We have such agreements in certain markets and will seek to broaden our activities to other domestic and international markets. We believe our OEM business can be expanded as we upgrade existing and develop new open system platforms. We also license, through our Proximity Technology Division, linguistic technology, such as spelling error detection and correction software in thirty-six languages, to pre-eminent companies such as Adobe Systems Incorporated, Sun Microsystems, Inc., Apple Computer, Inc., HCA Information Technology & Services, Inc., and Ademco (a division of Honeywell).

•	Use of the Internet to Distribute Handheld Reference Devices and Content. We distribute our handheld devices and e-Books on our website (franklin.com) and other third party websites. We have developed hardware platforms to provide for portable use of content delivered from our website and other third party websites.

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

Our line of products also includes bilingual dictionaries, most of which contain more than 200,000 words in both English and either Spanish, French, German, Arabic, Japanese, Korean or Hebrew. Each provides complete translations, definitions, verb conjugations and a gender guide, and plays a variety of language learning games to help teach the language. Our Spanish/English dictionaries are marketed in versions with and without speech synthesis for both Spanish and English words. Many of the other bilingual dictionaries are equipped with speech synthesis for the English or even foreign language words. We currently market a French/German dictionary and bilingual dictionaries for several other languages, including other language pairs that do not include English, such as German/Italian and French/Spanish.

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

Children’s Products

Since 1990, we have successfully sold children’s versions of our reference products. In 1997, we introduced a new line of children’s products which includes the Homework Wiz electronic dictionary with a text-to-speech voice synthesizer enabling the product to speak both words and definitions. In 2005, we introduced a speaking Spanish-English dictionary.

Test Preparation

In April 2005, we began shipping an all new SAT Prep device to coincide with a significant revision of the SAT. Our Princeton Review Pocket Prep™ device features test taking techniques, full-length practice exams with complete answers and explanations, a test timer to improve time management, personal diagnostic reports to identify score improvement opportunities, and practice drills and flash cards for efficient studying. The product was specifically designed to allow high school students to take the product anywhere for convenient study and is based on The Princeton Review’s “Cracking the SAT” printed book. This product marks our entry into the standardized test preparation market. In May, 2006 we updated the SAT prep device to also include the ACT. In June 2006, we began to ship into the Japanese market a reference suite of Japanese-English bilingual dictionaries which includes Test of English for International Communication (TOEIC) based on the Princeton Review’s “Cracking the TOEIC” printed book.

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

Entertainment Titles

We sell a variety of crossword puzzle solvers in both U.S and British English, which provide correct spelling for over 250,000 words and phrases from Merriam-Webster’s Official Crossword Puzzle Dictionary and Chambers Concise Crossword Dictionary for use by word puzzle enthusiasts. In fiscal 2006, we sold a new handheld version of the Official Scrabble® Players Dictionary, a handheld version of Sudoku, the new numerical logic puzzle, and a sale to a third party OEM customer of backgammon, some casino style games, and a Jokebook. We also sell versions of the Scrabble Players Dictionary in the French market. We continue to pursue opportunities to sell games and puzzles through our existing brands and distribution channels or to new OEM customers.

Seiko® Products

In fiscal 2004, we began to distribute handheld reference products in the United States under the Seiko® trademark. We currently distribute Seiko products, primarily dictionaries and translators in the United States. Five products account for approximately 85% of our sales of Seiko products.

In June 2004, we entered into agreements with Seiko Instruments, Inc. (“SII”), for SII to distribute Franklin branded reference products in Asia and for us to distribute Seiko branded reference products in Europe and Australia. An agreement was also signed with Seiko U.K. Ltd. to distribute our products in the United Kingdom. We and SII are working together to establish common development efficiencies. We began distribution of Seiko products in Australia in fiscal 2005 and began distribution of SII products in Europe in fiscal 2006.

The agreements provide for SII to purchase from us reference products for the Japanese markets over a five year period commencing in fiscal 2006 with a minimum purchase guarantee of $20,000,000 during the period.

The agreement also provides for us to continue purchasing Seiko® reference products for distribution in North America for the five years ending March 31, 2009 with a minimum purchase guarantee as shown below:

Distribution Year
Fiscal year ended March 31, 2005	$2,300
Fiscal year ended March 31, 2006	2,530
Fiscal year ended March 31, 2007	2,783
Fiscal year ended March 31, 2008	3,061
Fiscal year ended March 31, 2009	3,367

For the two fiscal years ended March 31, 2006 and 2005, we purchased a total of $1,075 and $1,775, respectively of Seiko® reference products. A provision of $510 was made to provide for penalties related to the shortfall in purchases for the year ended March 31, 2006. The penalty for the shortfall in purchases in the prior year was waived by SII.

International Titles

We have developed and produced British English versions of our electronic reference products for international markets, particularly the United Kingdom and Australia. We have monolingual, bilingual, and multilingual electronic reference products for the French and German-speaking markets. We have omnibus agreements for publishing electronic reference products with four major European publishers, Ernst Klett International, Editions Larousse, Langenscheidt KG, and Oxford University Press under which Franklin has developed titles in handheld electronic platforms, electronic downloads and ROM cards. Larousse publishes dictionaries, thesauruses, encyclopedias and other works under the following well known trademarks: Larousse and Chambers.

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

Sales of ROLODEX® Electronics organizers and databanks have declined substantially during the last five years primarily because of the use of other devices, such as personal computers, PDA’s and cell phones, to perform organizer functions. Because of this decline, we recorded impairment charges of $11.1 million in fiscal 2002 and $1.5 million in fiscal 2005 to reflect the impairment of the value of the ROLODEX® Electronics mark.

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

Internet Enabled Content

We offer approximately 14,000 titles, including versions of certain reference works from our website, franklin.com, for downloading to our own handheld devices and those using the Palm OS operating system, Pocket PC Windows CE operating system, and Symbian operating system popular with many major cell phone manufacturers.

RESEARCH AND DEVELOPMENT

We have a group of thirty-four persons that perform research and development relating to new electronic products, improvements to existing products, and enhancements to our linguistic solutions that enable both our handhelds and our Proximity licensing division.

We maintain an internal development group of hardware and software engineers dedicated to our critical functions such as developing the underlying software itself. Our team of trained engineers provides our technology base from sophisticated search and retrieval, correction, speech and compression algorithms to developing proprietary microprocessors. Through this extensive effort, we are able to reduce the cost of components for our platforms and cards on an ongoing basis. We focus our hardware development efforts on creating new platforms and regularly engage in programs to redesign our platforms and to develop new VLSIs for our products. We rely on our team of software engineers to develop new products and we also contract for software development work in Europe, Russia, India and the Far East.

Total research and development expense was $4,497,000, $3,886,000, and $3,224,000 for the years ending March 31, 2006, 2005 and 2004, respectively.

MANUFACTURING

We arrange for the assembly of our products by placing purchase orders with established third-party manufacturers in China and Malaysia. We believe that we could locate alternate manufacturers for our products if any of our current manufacturers are unable, for any reason, to meet our needs.

We design certain custom integrated circuits, which are manufactured by third parties for use in our products. We also create the mechanical, electronic and product design for our hardware platforms and design and own the tooling used in the manufacture of our products. Our electronic products are based on our proprietary microprocessors or general purpose microprocessors and custom ROM chips and general purpose static random access memory chips. We use VLSIs that integrate our proprietary or general purpose microprocessors and custom-designed circuits in order to reduce the cost of the materials in our devices. In order to minimize the effect of any supplier failing to meet our needs, we generally attempt to source these parts from multiple manufacturers. In those cases where we choose to use a single source, alternative suppliers are generally available.

We utilize our subsidiary in Hong Kong to facilitate product development and management, component procurement, manufacturing, and quality control. On-site quality control inspection of electronic products is conducted by our employees in China and Malaysia. Our products are generally shipped at our expense to our facility in New Jersey, where we maintain inspection, quality control, warehousing and repair operations for distribution in the United States, and to similar facilities in Europe and elsewhere for our foreign operations.

SALES AND MARKETING

Domestic Sales

Our products are marketed domestically through our own sales and marketing force, through independent sales representative organizations, which are supervised by our internal sales department, and through third party alliances.

Our products are sold in approximately 30,000 retail establishments in the United States. These are comprised of mass market retailers, discount chains, bookstores, independent electronic stores, department stores and catalog companies. Our major customers include Office Depot, Radio Shack, Best Buy, Target, Staples, Costco, Office Max, Borders, Wal-Mart, Rite Aid, Sharper Image, Brookstone, and Amazon. We also mail approximately 1,500,000 print catalogs each year to educational buyers and consumers for mail order sales. Consumers can order products directly from us by calling 1-800-BOOKMAN or by visiting our website at franklin.com. We commonly participate in and provide financial assistance for our retailers’ promotional efforts, such as in-store displays, catalog and general newspaper advertisements. We promote our products with advertisements in magazines and newspapers. We also promote our products at various worldwide trade shows, including the Consumer Electronics Show, and advertise in trade magazines and on regional television and radio.

The Christmas selling season (October, November, and December) and the “back to school” season (August to mid-September) are the strongest selling periods at retail for our products.

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

Our sales outside of the United States represented 33, 31, and 31 percent of total sales in the fiscal years 2006, 2005, and 2004, respectively.

OEM Markets and Licensing Efforts

We produce custom products for and license technologies to third parties. We have developed custom products including a speaking version of the alMawrid, an Arabic-English bilingual dictionary and an Oxford English-Hebrew Dictionary for sale in the Middle East. We continue to pursue opportunities for custom versions of our products. We also license our linguistic technology to pre-eminent companies such as Adobe Systems Incorporated, Sun Microsystems, Inc., Apple Computer, Inc., HCA Information Technology & Services, Inc., and Ademco (a division of Honeywell).

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

A number of prominent electronics manufacturers, including Palm, Sony, Sharp Electronics, Casio, Royal, and RIM sell palmtop personal organizer products, personal digital assistants, electronic books, computer peripherals, or general usage personal computers that offer varying degrees of electronic reference capabilities and personal information management functions. Many competitors in this market have greater capital, research and development, marketing and distribution resources than we do. There can be no assurance that we can successfully compete in this market. Sales of ROLODEX® organizers and databanks have declined substantially during the last five years. Because of this decline, we recorded impairment charges of $11.1 million in fiscal 2002 and $1.5 million in fiscal 2005 to reflect the impairment in the value of the ROLODEX® mark.

AVAILABLE INFORMATION

We file annual, quarterly and current reports, information statements and other information with the Securities and Exchange Commission (the “SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

INTERNET ADDRESS

Our Internet address is www. franklin.com. We make available on or through our investors page from our web site, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and beneficial ownership reports on Forms 3, 4, and 5 and amendments to those reports as soon as reasonably practicable after this material is electronically filed or furnished to the SEC. We also make available, on our website, a code of ethics that applies to our chief executive officer and chief financial officer, our principal executive officer and principal financial officer, respectively, and all of our other financial executives and a code of ethics applicable to all of our employees, officers and directors pursuant to SEC requirements and American Stock Exchange listing standards.

EMPLOYEES

As of June 15, 2006, we employed a total of 185 people consisting of 120 in the United States, 31 in Asia, and 34 in international sales and marketing subsidiaries in Europe, Australia, Mexico and Canada. None of our employees are represented by a union. We believe that our relations with our employees are satisfactory.

* * *

Merriam-Webster’s and Collegiate are trademarks of Merriam-Webster, Inc.; Palm is a trademark of Palm Inc.; ROLODEX® is a registered trademark of Berol Corporation, a division of Newell Rubbermaid Inc.; and Britannica is a trademark of Encyclopedia Britannica, Inc.

ITEM 1A.	RISK FACTORS

We believe that the most significant risks to our business are those set forth below.

•	We are Dependent on Development of New Products and Titles. We depend to a large extent on the introduction of successful new products and titles and enhancements of existing products to generate sales growth and replace declining revenues from certain older products and titles. We currently have several new products and titles under development; however, significant development efforts for a number of our proposed new products and titles will be required prior to their commercialization. A significant delay in the introduction of a new product or title could have a material adverse effect on our revenue or the ultimate success of the product or title. In addition, if revenues from new products and titles fail to replace declining revenues from certain existing products and titles, our operating results and growth could be adversely affected. There can be no assurance that new products and titles currently under development will be introduced on schedule, that they will generate significant revenues, or that we will be able to introduce additional new products and titles in the future.

•	We May Not Maintain Optimal Inventory Levels. Our lead times are necessarily long because of the custom nature of certain components and because most of our components are manufactured and assembled by third parties in Asia. Accordingly, production and procurement planning are critically related to our anticipated sales volume. Any significant deviation from projected future sales could result in material shortages or surpluses of inventory. Shortages could cause our distribution base to shrink as customers turn to our competitors. Inventory surpluses could cause cash flow and other financial problems, which might cause us to liquidate inventory at a loss. There can be no assurance that our forecasts of demand for our products will be accurate. Inaccurate forecasts, or unsuccessful efforts by us to cope with surpluses or shortages, could have a material adverse effect on our business.

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

Our products are assembled by third party manufacturers in Asia. The inability of any of these manufacturers to meet our delivery schedules could adversely affect our sales. Two manufacturers accounted for 26% and 25% respectively, of our inventory purchases during fiscal 2006.

•	We license Key Titles from Others. We depend on licenses from a variety of well-established publishers such as Merriam-Webster, Harper Collins, Editions Larousse, Ernst Klett International and Langenscheidt KG for the right to distribute approximately 100 reference titles, including several versions of English and bilingual dictionaries, Bible related works, children’s language learning devices, test preparation devices, entertainment-oriented device and encyclopedias. If an existing license agreement covering certain of our core reference titles was terminated or not renewed, we would have to develop and introduce alternative or new titles, which could have a negative impact on our results of operations and profitability. We cannot guarantee that we will be able to extend the terms of our existing license agreements or that we will be successful in negotiating alternative or new license agreements.

•	Over 10% of Our Sales Come from One Product. We derived 11% of our consolidated revenue for the fiscal year ended March 31, 2006 from one product under a license that expires in March 2008. We derived 11% of our consolidated revenue for each of the fiscal years ended March 31, 2005 and 2004, respectively, from a different product under a license that also expires in March 2008.

•	Our Intellectual Property Rights May be Challenged. We own utility and design patents in the United States and other countries on our electronic books. There can be no assurance (i) that the claims allowed under any patents will be sufficiently broad to protect our technology, (ii) that the patents issued to us will not be challenged, invalidated or circumvented or (iii) as to the degree or adequacy of protection any patents or patent applications will afford. We also claim proprietary rights in various technologies, know-how, trade secrets and trademarks which relate to our principal products and operations, none of which rights is the subject of patents or patent applications in any jurisdiction. There can be no assurance as to the degree of protection these rights may or will afford us or that third parties will not obtain patent rights that may be interposed against our products.

•

We Are Subject To International Sales and Currency Fluctuations. We expect that international sales will continue to constitute a material portion of our business. Our international business is subject to various risks common to international activities, including political and economic instability and the need to comply with both import and export laws, tariff regulations and regulatory requirements. There can be no assurance that political or economic instability in any given country or countries will not have an adverse impact on our overall operations. Approximately 24% of our fiscal 2006 sales were made in currencies other than the U.S. dollar, resulting in our being subject to the risk of fluctuation in currency values from period to period. We maintain a program of selling Euros at current rates for future settlement in order to protect the dollar value of sales generated by Euro based foreign subsidiaries. Although economic gains or losses on these contracts are generally offset by the gains or losses on underlying transactions, the Company seeks to minimize its foreign currency exposure on a macro basis rather than at the transactional level.

•	Over 50% of Our Sales Come from our North American Consumer Division. We derived 51% of sales from our North American Consumer Division in the year ended March 31, 2006. Seventy-five percent of these sales come from 10 customers. If any of these 10 customers were to discontinue buying from us, there is no assurance that we could replace the lost business by increasing sales to existing customers or by finding new customers.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

NONE

ITEM 2.	PROPERTIES

In January 2006, we sold our 90,000 square foot headquarters building and adjacent land in Burlington, New Jersey for $10,300,000. We have leased back the building for a term of ten years and three months with an initial annual fixed rent of $736,760. The annual fixed rent will be $716,797 in year two, $758,230 in year three, $799,663 in year four, $917,560 in year five, $962,760 in year six, $1,007,960 in year seven, $1,053,160 in year eight, $1,098,360 in year nine, $1,143,560 in year ten and $297,190 in the three months thereafter. We realized a pre-tax gain of $4,920,000 on the sale, of which $4,781,000, representing the gain on the sale of the building, is being amortized over the period of the lease. We believe this facility will satisfy our foreseeable needs for office, laboratory and warehousing space. We also rent office and warehouse facilities in Germany, France, Hong Kong, Canada, Australia and Mexico.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to litigation from time to time arising in the ordinary course of our business. We do not believe that any such litigation is likely, individually or in the aggregate, to have a material adverse effect on our financial condition.

ITEM 4.	SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

NONE

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME	AGE	POSITION
Barry J. Lipsky	55	President and Chief Executive Officer; Director

Arnold D. Levitt	69	Senior Vice President, Chief Financial Officer; Treasurer; Secretary

Matthew T. Baile	42	Vice President, Product Development

Michael A. Crincoli	41	Vice President, North American Operations

Kevin M. Port	45	Vice President, International Operations

Walter Schillings	45	Managing Director, European Operations

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

Mr. Baile joined us as Vice President, Product Development in December 2004. For twelve months prior to joining us, Mr. Baile was engaged in consulting as a senior business advisor or as Chief Operating Officer, assisting a number of consumer electronics companies with product development and outsourcing strategies in Asia. Previously, Mr. Baile spent six years with Lexibook SA, a listed French company where for the last three years he held the role of Chief Operating Officer. Between 1993 and 1997 he was Managing Director of Centaurus Limited, a Hong Kong based consumer electronics design and development consultancy.

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

The Company’s common stock is traded on the American Stock Exchange (the “AMEX”) under the symbol “FEP.” The following table sets forth the range of the high and low closing sales prices as reported by the AMEX, as applicable, for the last two fiscal years:

	Sales
Quarter Ended	High	Low
June 30, 2004	4.65	3.05
September 30, 2004	4.58	3.34
December 31, 2004	4.69	3.67
March 31, 2005	4.40	3.37
June 30, 2005	3.75	3.25
September 30, 2005	5.18	4.43
December 31, 2005	3.85	3.48
March 31, 2006	4.25	3.64

The approximate number of holders of record of the common stock as of June 16, 2006 was 799. The high and low price at which the Company’s common stock traded on June 16, 2006 was $2.95 and $2.92, respectively.

The Company has not declared cash dividends on the common stock and does not have any plans to pay any cash dividends on the common stock in the foreseeable future. The Board of Directors of the Company anticipates that any earnings that might be available to pay dividends on the common stock will be retained to finance the business of the Company and its subsidiaries.

Purchase of Preferred Shares

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2006 - March 31, 2006	2,434	$1,000	0	0

ITEM 6.	SELECTED FINANCIAL DATA

The following tables should be read in conjunction with our consolidated financial statements and the notes thereto and the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section appearing elsewhere herein.

	Year Ended March 31,
	2006	2005	2004	2003	2002
Statements of Operations Data
Sales	$59,622	$62,146	$61,836	$65,592	$71,025
Cost of Sales	29,605	32,167	32,306	35,963	41,962
Write-down of eBookMan Inventory and Product Costs	—	—	—	—	8,622

Gross Margin	30,017	29,979	29,530	29,629	20,441

Expenses:
Sales and marketing	17,165	16,816	17,166	17,098	22,253
Research and development	4,497	3,886	3,224	3,385	4,529
General and administrative	6,848	6,988	6,980	7,011	7,170
Trademark Impairment	—	1,531	—	—	11,147

Total operating expenses	28,510	29,221	27,370	27,494	45,099

Operating Income (Loss)	1,507	758	2,160	2,135	(24,658)
Gain on sale of investment in MobiPocket	—	1,781	—	—	—
Interest expense, net	(122)	(273)	(452)	(424)	(1,259)
Other, net	719	41	103	(263)	(719)

Income (Loss) Before Income Taxes	2,104	2,307	1,811	1,448	(26,636)
Income Tax (Benefit) Provision	92	(96)	159	(853)	—

Net Income (Loss)	$2,012	$2,403	$1,652	$2,301	$(26,636)

Preferred Stock Dividend	243	458	426	386	267

Net Income (Loss) Applicable to Common Stockholders	$1,769	$1,945	$1,226	$1,915	$(26,903)

Net Income (Loss) Per Share:
Basic	$.22	$.24	$0.15	$0.24	$(3.38)

Diluted	$.21	$.23	$0.15	$0.23	$(3.38)

Weighted Average Shares:
Basic	8,169	8,047	7,970	7,947	7,948

Diluted	8,574	8,498	8,355	8,178	7,948

	At March 31,
	2006	2005	2004	2003	2002
Balance Sheet Data
Working Capital	$18,122	$9,237	$6,943	$11,661	$12,255
Total Assets	43,021	40,948	43,115	44,814	47,302
Long-term Liabilities	1,136	1,179	1,258	7,442	11,550
Shareholders’ Equity	28,252	28,854	28,668	26,725	24,308

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands)

Overview

Franklin Electronic Publishers, Incorporated (“Franklin,” “we” or the “Company”) designs, develops, publishes and distributes electronic information on handheld devices, memory media cards, and via internet downloads. We also design, develop, and license to third parties, linguistic technology, such as spelling error and detection software in thirty-six languages, for use in application software, electronic products and on the internet.

Pretax income for the year ended March 31, 2006 decreased by $203 to $2,104 from $2,307 in the prior year. Gross margin increased to $30,017 from $29,979 in the prior year as an overall decrease in sales, primarily in our US consumer division, was more than offset by higher margin licensing agreements in our Proximity Technology division. Excluding the trademark write-down of $1,531 in the prior year, operating expenses increased by $820 to $28,510. This increase was partly offset by a payment of $525 received from Seiko Instruments, Inc. (SII) related to a distribution agreement with SII entered into last year. The current year also benefited from lower net interest expenses primarily because of lower levels of debt outstanding.

On an overall basis, we do not believe there were any material trends in sales or expenses in fiscal 2006. However, sales of our ROLODEX® Electronics products have declined for the last five years primarily because of the use of other devices, such as personal computers and cell phones, to perform organizer functions and our US consumer sales declined in fiscal 2006 while sales by our Proximity Technology division increased. A significant portion of our Proximity Technology division sales are dependant upon a few contracts with major customers, many of which are not of a recurring nature. In fiscal 2006, we had two contracts aggregating $3,500 in revenue and do not anticipate this level of revenue in our Proximity Technology division for fiscal 2007.

Pretax income for the year ended March 31, 2005 increased to $2,307 from $1,811 in the prior year mainly due to a $449 increase in gross margin resulting from higher sales and a slightly improved gross margin percentage, and a decrease of $171 in interest expense. Operating expenses increased by $1,851 primarily because of a charge of $1,531 for impairment in the carrying value of our license for the ROLODEX® Electronics trademark. The increase in operating expense was substantially offset by a gain realized on the sale of our investment in MobiPocket of $1,781. Net income was $2,403, or $.24 per share, for the year ended March 31, 2005, compared with net income of $1,652, or $.15 per share, in the prior year. Prior year net income included income tax expense of $159 compared with a tax benefit of $96 in the year ended March 31, 2005.

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

Results of Operations

The following table summarizes our historical results of operations as a percentage of sales for fiscal years 2006, 2005, and 2004 (in thousands):

	Year Ended March 31,
	2006	2005	2004
Sales:
Domestic	$40,052	$42,980	$42,632
International	19,570	19,166	19,204

Total Sales	$59,622	$62,146	$61,836

As a Percentage of Total Sales

Sales:
Domestic	67.2%	69.2%	68.9%
International	32.8	30.8	31.1

Sales	100.0	100.0	100.0
Cost of Sales	49.7	51.8	52.2
Gross Margin	50.3	48.2	47.8
Expenses:
Sales and Marketing	28.8	27.0	27.8
Research and Development	7.5	6.3	5.2
General and Administrative	11.5	11.2	11.3
Trademark Impairment	—	2.5	—

Total operating expenses	47.8%	47.0%	44.3%

Operating Income (Loss):	2.5	1.2	3.5
Gain on sale of investment in MobiPocket	—	2.8	—
Interest expense, net	(0.2)	(0.4)	(0.7)
Other, net	1.2	.1	0.2

Income Before Income Taxes	3.5	3.7	2.9
Income Tax (Benefit) Provision	0.2	(0.2)	0.3

Net Income	3.4%	3.9%	2.7%

Preferred stock dividend	(0.4)	(0.7)	(0.7)
Net income (loss) applicable to common stock	3.0%	3.2%	2.0%

Year Ended March 31, 2006 Compared With Year Ended March 31, 2005

Sales of $59,622 for the year ended March 31, 2006 decreased by $2,524 from sales of $62,146 in the prior year. The lower sales resulted primarily from a decline in US consumer division sales where revenue decreased by $6,904 for the year ended March 31, 2006. Within the US consumer division sales of reference, ROLODEX ® Electronics and Seiko products declined by $4,510, $504 and $1,501, respectively. The prior year also included closeout sales of eBookMan product of $463. Sales in our European markets decreased by $946 due mainly to inclusion in the prior year of the sale of substantially all of our existing inventory to our new distributor in the UK. These declines were partly offset by improved sales in our Proximity Technology division where revenue increased by $3,725 over the same period last year, primarily resulting from the delivery during the June quarter of technology pursuant to a technology development and licensing agreement and the renewal during the December quarter of a three year technology licensing agreement. Revenue from these agreements is included in our reference product line. Sales in Other International Markets increased by $381 while sales in our Education, Direct Marketing and OEM divisions increased by $308, $340 and $868, respectively.

The gross margin percentage increased to 50% of sales in the year ended March 31, 2006 from 48% in the prior year, while gross margin dollars increased by $38. Of the change in the gross margin dollar amount, $1,256 is attributable to the higher margin percentage which is mostly offset by a reduction of $1,218 due to lower year-over-year sales. The gross margin percentage increase resulted primarily from the higher margins realized on the technology development and licensing agreements recorded in the current year. Excluding these agreements current year gross margin percentage was 49% compared with 48% in the prior year.

Total operating expenses for the year ended March 31, 2006 decreased by $711 to $28,510 from $29,221 in the prior year. The decrease was attributable to a charge in the prior year of $1,531 for impairment in the carrying value of our license for the ROLODEX® Electronics trademark. Excluding this charge, operating expenses increased by $820 as increased sales and marketing and research and development expenses of $349 and $611 respectively more than offset a decrease in general and administrative expenses of $140.

Sales and marketing expense increased by $349 to $17,165 (29% of sales) from $16,816 (27% of sales) in the prior year. The increase in sales and marketing expense was due primarily to higher professional fees of $95, higher freight expense of $131 and an increase in trade show costs of $126. Research and development expense increased by $611 to $4,497 (8% of sales) from $3,886 (6% of sales) last year due primarily to increased personnel costs of $479, which includes severance expense of $208 due to staff reductions which occurred during the March 2006 quarter. General and administrative expense decreased by $140 to $6,848 (11% of sales) compared with $6,988 (11% of sales) in the prior year as increased professional fees of $123 were offset by reduced bank fees of $100, lower depreciation expense of $89 and lower real estate taxes of $67.

Interest expense, net declined to $122 in the current period from $273 last year primarily because of lower levels of debt outstanding.

Other, net was a gain of $719 for the year ended March 31, 2006 compared with a gain of $41 in the prior year. The change is due primarily to a gain of $139 on the sale of three lots of land adjacent to our headquarters building and a payment of $525 received from SII related to a distribution agreement with SII entered into last year.

We have operations in a number of foreign countries and record sales and incur expenses in various foreign currencies. As the value of these currencies fluctuate from year to year against the US dollar, our revenues, operating expenses and results of operations are impacted. For the year ended March 31, 2006, approximately 24% of our sales were denominated in currencies other than the US dollar. For the year ended March 31, 2006, our sales and gross margin decreased by approximately $334 from the year over year change in exchange rates for the various currencies (primarily the euro) in which we operate, while our selling, general and administrative expenses were approximately $143 lower due to the fluctuations in exchange rates. The change in exchange rates had no effect on our research and development expense or cost of sales. The net effect of the year over year fluctuations in exchange rates on our results of operations for the year ended March 31, 2006 was a decrease of approximately $191 in net income.

We enter into forward foreign exchange contracts to offset the impact of changes in the value of the Euro on our revenue, operating expense and net income and to protect the cash flow from our existing assets valued in foreign currency. Although economic gains or losses on these contracts are generally offset by the gains or losses on underlying transactions, we seek to minimize our foreign currency exposure on a macro basis rather than at the transactional level. We only enter into contracts with major financial institutions that have an “A” (or equivalent) credit rating. All outstanding foreign exchange contracts are marked-to market at the end of each accounting period with unrealized gains and losses included in results of operations.

As of March 31, 2006 we had one outstanding foreign exchange contract in the amount of 1,500 euros (equivalent to US dollars of $1,818). The duration of this contract was six months. An unrealized loss of $5 on the contract was included in results of operations under the Other, net caption with the offsetting balance recorded in the Accounts Payable and Accrued Expenses caption on our balance sheet.

As of March 31, 2005 we had one outstanding foreign exchange contract entered into to limit our exposure to loss resulting from fluctuations in the value of the Euro. The duration of the contract was six months. We had an unrealized loss of $100 on this contract as of March 31, 2005, which was included in results of operations during the year.

As of March 31, 2004 we had two outstanding foreign exchange contracts with durations that did not exceed one year. We had an unrealized loss of $27 on these contracts as of March 31, 2004, which was recorded during the year.

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

The gross margin percentage for the year ended March 31, 2005 improved slightly to 48.2% compared with 47.8% prior year while gross margin dollars increased to $29,979 from $29,530 in the prior year. The margin percentage benefited from the results of our European subsidiaries, as their revenues were helped by the strengthening Euro and British pound while their cost of sales remained fixed in US dollars. In addition, the margin was helped by a shift in our sales mix with lower margin ROLODEX® Electronics products accounting for only 4% of sales in the year ended March 31, 2005 compared with 7% in the prior year. These improvements were partly offset by the shift in the divisional sales mix as higher margin US Education, direct to consumer, OEM and Medical divisions accounted for 8% of sales in the current year compared with 12% in the prior year, reduced margins in the UK, as we began distributing our products through a distributor in that region, and higher overhead costs of $220.

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

Sales and marketing expense decreased to $16,816 (27% of sales) from $17,166 (28% of sales) in the prior year. The decrease in sales and marketing expense was due primarily to the reorganization of our European operations, as we began distributing our product through Seiko UK in that region, which lowered overall sales and marketing costs by $468, of which $357 was due to lower personnel costs. This decrease was partly offset by increased marketing consulting and outside service costs of $254. Research and development expense increased by $662 to $3,886 (6% of sales) from $3,224 (5% of sales) in the prior year as increased consulting and outside engineering costs of $1,029 and $111 respectively were partially offset by the deferral of $941 of costs related to work on specific contracts for which the revenue and related expenses were recognized in fiscal 2006. General and administrative expense for the year ended March 31, 2005 was essentially unchanged at $6,988 (11% of sales) compared with $6,980 (11% of sales) in the prior year. Lower expenses of $163 related to the reorganization of our European operations, lower bank fees of $115 and reduced bad debt expense of $180 were offset by higher consulting fees of $151, higher accounting fees of $120, primarily resulting from Sarbanes-Oxley compliance work, and increased personnel cost of $161.

Interest expense, net, declined to $273 in the year ended March 31, 2005 from $452 in the prior year because of lower levels of debt outstanding.

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

We enter into forward foreign exchange contracts to offset the impact of changes in the value of the Euro on our revenue, operating expense and net income and to protect the cash flow from our existing assets valued in foreign currency. Although economic gains or losses on these contracts are generally offset by the gains or losses on underlying transactions, we seek to minimize our foreign currency exposure on a macro basis rather than at the transactional level. We only enter into contracts with major financial institutions that have an “A” (or equivalent) credit rating. All outstanding foreign exchange contracts are marked-to market at the end of each accounting period with unrealized gains and losses included in results of operations.

Inflation and Currency Transactions

Inflation had no significant effect on our operations for the three years ended March 31, 2006. However, competitive pressures and market conditions in the future may limit our ability to increase prices to compensate for general inflation or increases in prices charged by suppliers.

Our operating results may be affected by fluctuations in currency exchange rates. During the years ended March 31, 2004, 2005 and 2006, we entered into several foreign exchange forward contracts with financial institutions to limit our exposure to currency fluctuation loss on sales made by our European subsidiaries.

Seasonality

The Christmas selling season (October, November and December) and the “back to school” season (August to mid-September) are the strongest selling periods at retail for our products.

The following table sets forth unaudited net sales for each of our last twelve fiscal quarters:

	Quarter Ended June 30	Quarter Ended September 30	Quarter Ended December 31	Quarter Ended March 31
	(in thousands)
Fiscal 2006	$17,652	$13,898	$17,894	$10,178
Fiscal 2005	$15,990	$16,246	$19,174	$10,736
Fiscal 2004	14,983	15,671	18,873	12,309

Future Income Tax Benefits

We have income tax benefits of $16,852 which can be utilized against future earnings and have provided an income tax valuation allowance of $11,152 against these tax assets. The remaining $5,700 balance is based upon our estimate of taxes that would be due and offset against our net operating loss carried forward, based upon our estimate of future earnings.

Changes in Financial Condition

Accounts receivable increased by $880 to $6,717 on March 31, 2006 from $5,837 on March 31, 2005 primarily because of an increase in receivables of $760 in our Proximity Technology division related to two technology licensing agreements in the current year. Inventory decreased by $1,288 to $7,492 on March 31, 2006 from $8,780 on March 31, 2005 primarily as a result of a reduction in our component inventory. We had no outstanding borrowings under our credit facility at the end of each of our last two fiscal years.

Capital Expenditures

As of March 31, 2006 we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Liquidity and Capital Resources

We had cash and cash equivalents of $3,710 at March 31, 2006 compared with $2,786 at March 31, 2005. At March 31, 2006 we also had short-term investments of $6,981.

In January 2006, we entered into a sale and leaseback transaction for our headquarters building. Net cash received of approximately $9,700 was used to eliminate outstanding borrowings and redeem our outstanding Preferred Stock, with the balance invested in short-term investments.

In June and December of 2004 we paid the aggregate dividends due of $458 on our Preferred Stock in cash rather than in additional shares of Preferred Stock. On December 30, 2004 the Company redeemed 1,145 shares of the Preferred Stock at a cost of $1,145. In March 2005, we redeemed an additional 1,000 shares at a total cost of $1,025. As of March 31, 2005, 2,434 shares of Series A Preferred Stock were outstanding. In fiscal 2006 we paid total cash dividends on the Preferred stock of $243 and in January 2006, the Company redeemed all of the remaining preferred stock at a total cost of $2,447.

On December 7, 2004, we entered into a new Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association (“PNC”). The Credit Agreement replaces a financing arrangement that expired by its terms on December 7, 2004. The Credit Agreement provides for a $20,000 revolving credit facility (the “Loan”) for the Company. At our option, Loans under the Credit Agreement will be either Domestic Rate Loans based on PNC’s Base Rate with the interest rate varying from the PNC Base Rate minus 50 basis points to the PNC Base Rate plus 50 basis points or LIBOR Rate Loans with the interest rate varying from LIBOR plus 100 basis points to LIBOR plus 225 basis points, both rates depending upon the ratio of our Funded Debt to EBITDA and the composition of collateral provided. Loans under the Credit Agreement are secured by substantially all of the assets of the Company. The Credit Agreement contains certain financial covenants and restrictions on indebtedness, business combinations and other related items. As of March 31, 2006 we were in compliance with all covenants and there were no amounts outstanding under the Credit Agreement.

We rely primarily on our operating cash flow to support our operations. Over the last three years we generated cash flow from operations of $17,978. This operating cash flow is supplemented by our Credit Agreement to meet seasonal financing needs. We believe our cash flow from operations, available borrowing under our Credit Agreement and existing cash and short-term investment balances will be adequate to satisfy our cash needs for the next twelve months. The amount of credit available under the facility at any time is based upon a formula applied to our accounts receivable and inventory. As of March 31, 2006, we had credit available of $6,985. Our credit availability and borrowings under the facility fluctuate during the year because of the seasonal nature of our business. During the year ended March 31, 2006, maximum availability and borrowings under our Credit Agreement approximated $18,750 and $4,775, respectively. We do not have any significant capital leases and anticipate that depreciation and amortization for fiscal 2006 will exceed planned capital expenditures.

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

Asset Impairment—In assessing the recoverability of our fixed assets, goodwill and other non-current assets, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors. During the year ended March 31, 2002, we recorded a charge for impairment in the value of our license for the ROLODEX® Electronics trademark of $11,147. In the year ended March 31, 2005, we recorded an additional charge of $1,531 related to the value of this asset. As of March 31, 2006 the asset is recorded at its estimated fair value.

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

Multiple Element Arrangements—We occasionally enter into multiple element arrangements, primarily involving the licensing of our software technology. During the June 2005 quarter we entered into a single multiple element arrangement which included technology licensing fees and annual support fees with a value of $800 and $160, respectively. The technology was delivered and accepted by the customer in the June 2005 quarter and will be, together with the support fees, recognized as earned, at a rate of $20 per month, over the four year term of the agreement.

Contractual Obligations

The table below lists our contractual obligations as of March 31, 2006.

	Payment due by period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Short-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	38	21	13	4	—
Operating lease obligations	10,021	1,027	1,795	1,896	5,303
Purchase obligations(1)	9,423	9,423	—	—	—
Seiko Contractual Commitments(2)	12,016	3,308	7,641	1,067	—
Other Long-term(3)	1,174	56	122	137	$859

Total	$32,672	$13,835	$9,571	$3,104	$6,162

(1)	The purchase obligations consist primarily of purchase orders for inventory used in our normal course of business. No individual supplier accounted for more than $2,968.

(2)	See note 12 of notes to consolidated financial statements.

(3)	Consists of pension obligations to our former Chief Executive Officer.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

For the year ended March 31, 2006, interest on our Borrowing under our secured Credit Agreement fluctuated primarily with the LIBOR rate. A variation of 1% in the LIBOR rate during the year ended March 31, 2006 would have affected our earnings by approximately $16.

Foreign Currency Risk

We are subject to currency exchange rate risk for the assets, liabilities and cash flows of our subsidiaries that operate in foreign countries, primarily in Europe. We maintain a program of selling forward exchange contracts to limit our exposure to fluctuations in the value of foreign currencies. All outstanding foreign exchange contracts are marked-to-market at the end of each accounting period with unrealized gains and losses included in results of operations. Gains or losses on these contracts are offset primarily by the effect of foreign exchange rate changes on the assets, liabilities and underlying transactions.

As of March 31, 2006 we had one outstanding foreign exchange contract in the amount of 1,500 euros (equivalent to US dollars of $1,818). The duration of this contract was six months. An unrealized loss of $5 on the contract was included in results of operations under the Other, net caption with the offsetting balance recorded in the Accounts Payable and Accrued Expenses caption on our balance sheet. A 10% appreciation in the value of the Euro from the rate at March 31, 2006 would have increased the unrealized loss on the outstanding contract to $187, while a 10% depreciation in the value of the Euro would have produced an unrealized gain on the contract of $177. Although economic gains or losses on these contracts are generally offset by the gains or losses on underlying transactions, we seek to minimize our foreign currency exposure on a macro basis rather than at the transactional level.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Shareholders and Directors of

Franklin Electronic Publishers, Incorporated

Burlington, New Jersey 08016

We have audited the accompanying consolidated balance sheets of Franklin Electronic Publishers, Incorporated and subsidiaries as of March 31, 2006 and March 31, 2005 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years ended March 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklin Electronic Publishers, Incorporated and subsidiaries as of March 31, 2006 and March 31, 2005, and the results of its operations and cash flows for each of the three years ended March 31, 2006 in conformity with accounting principles generally accepted in the United States.

/s/ RADIN, GLASS & CO., LLP

     Certified Public Accountants

New York, New York

June 8, 2006

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except for per share data)

	Year Ended March 31,
	2006	2005	2004
SALES	$59,622	$62,146	$61,836
COST OF SALES	29,605	32,167	32,306

GROSS MARGIN	30,017	29,979	29,530

EXPENSES:
Sales and marketing	17,165	16,816	17,166
Research and development	4,497	3,886	3,224
General and administrative	6,848	6,988	6,980
Trademark write-down	—	1,531	—

Total operating expenses	28,510	29,221	27,370

OPERATING INCOME	1,507	758	2,160
Gain on sale of investment in MobiPocket	—	1,781	—
Interest expense, net	(122)	(273)	(452)
Other, net (Note 2)	719	41	103

INCOME BEFORE INCOME TAXES	2,104	2,307	1,811
INCOME TAX (BENEFIT) PROVISION (Note 14)	92	(96)	159

NET INCOME	$2,012	$2,403	$1,652
PREFERRED STOCK DIVIDEND	243	458	426

NET INCOME APPLICABLE TO COMMON STOCK	$1,769	$1,945	$1,226

NET INCOME PER COMMON SHARE:
Basic	$0.22	$0.24	$0.15

Diluted	$0.21	$0.23	$0.15

WEIGHTED AVERAGE COMMON SHARES:
Basic	8,169	8,047	7,970

Diluted	8,574	8,498	8,355

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 3)	$3,710	$2,786
Short-term investments (Note 4)	6,981	—
Accounts receivable, less allowance for doubtful accounts of $280 and $456	6,717	5,837
Inventories (Note 5)	7,492	8,780
Prepaids and other assets	1,637	2,749

TOTAL CURRENT ASSETS	26,537	20,152

PROPERTY AND EQUIPMENT (Note 6)	1,607	6,523

OTHER ASSETS:
Deferred income tax asset (Notes 2 and 14)	5,700	5,700
Trademark and goodwill (Notes 2 and 8)	2,265	2,265
Software development costs	3,642	2,850
Other assets (Notes 2 and 7)	3,270	3,458

TOTAL OTHER ASSETS	14,877	14,273

TOTAL ASSETS	$43,021	$40,948

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses (Note 9)	$8,338	$10,843
Current portion of long-term liabilities - Other	77	72

TOTAL CURRENT LIABILITIES	8,415	10,915

OTHER LIABILITIES (Note 10)	1,136	1,179
DEFERRED REVENUE (Note 2)	740	—
DEFERRED GAIN ON SALE AND LEASEBACK (Note 6)	4,478	—
SHAREHOLDERS’ EQUITY (Note 13):
Preferred stock, $2.50 par value, authorized 10,000,000 shares, issued and
outstanding -0- and 2,434 shares ($0 and $2,434 liquidation value)	—	2,412
Common stock, $0.01 par value, authorized 50,000,000 shares, issued
and outstanding, 8,209,771 and 8,125,222 shares	82	81
Additional paid in capital	50,650	50,406
Accumulated deficit	(21,439)	(23,194)
Foreign currency translation adjustment (Note 2)	(1,041)	(851)

TOTAL SHAREHOLDERS’ EQUITY	28,252	28,854

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$43,021	$40,948

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Year Ended March 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$2,012	$2,403	$1,652
ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	3,112	2,893	3,237
Provision for losses on accounts receivable	24	(31)	177
Loss on disposal of property and equipment	(139)	16	46
Equity in earnings of associated companies	—	(46)	(87)
Gain on sale of investment in MobiPocket	—	(1,781)	—
Trademark write-down	—	1,531	—
Stock issued for services	48	—	—
Source (use) of cash from change in operating assets and liabilities:
Accounts receivable	(904)	1,303	(707)
Inventories	1,289	(373)	3,602
Prepaids and other assets	1,112	(351)	(138)
Accounts payable and accrued expenses	(2,071)	(19)	169
Other, net	36	(8)	(29)

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,519	5,537	7,922
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(845)	(981)	(1,062)
Proceeds from sale of property and equipment	13	11	39
Proceeds from sale of building	9,699	—	—
Software development costs	(2,091)	(1,298)	(1,643)
Investment in Mobipocket	—	—	(527)
Sale of investment in MobiPocket	—	2,543	—
Short-term investments	(6,981)	—	—
Change in other assets	(649)	(589)	(451)

NET CASH USED IN INVESTING ACTIVITIES	(854)	(314)	(3,644)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	—	(2,375)	(3,759)
Cash dividends on preferred stock	(243)	(458)	—
Proceeds from issuance of common shares	181	354	105
Redemption of preferred shares	(2,448)	(2,170)	—
Other liabilities	(41)	(57)	(51)

NET CASH USED IN FINANCING ACTIVITIES	(2,551)	(4,706)	(3,705)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(190)	52	185

INCREASE IN CASH AND CASH EQUIVALENTS	924	569	758
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,786	2,217	1,459

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,710	$2,786	$2,217

SUPPLEMENTAL DATA:
Cash paid (received) during the year:
Income taxes	$28	$495	$36
Interest expense	$192	$313	$484

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except for share data)

	Common Stock		Additional Paid in Capital	Preferred Stock		Retained Earnings	Accumulated Other Comprehensive Income *	Total Shareholders’ Equity
	Shares	Amount		Shares	Amount
BALANCE - MARCH 31, 2003	7,946,282	$79	$49,943	4,153	$4,131	$(26,340)	$(1,088)	$26,725
Amortization of deferred compensation expense for shares issued for services	—	—	4			—	—	4
Issuance of common shares under employee stock option plan	47,950	1	100			—	—	101
Preferred stock dividend				426	426	(426)		—
Income for the period	—	—				1,652	—	1,652
Foreign currency translation adjustment	—	—				—	186	186

BALANCE - MARCH 31, 2004	7,994,232	$80	$50,047	4,579	$4,557	$(25,114)	$(902)	$28,668

Amortization of deferred compensation expense for shares issued for services	—	—	6			—	—	6
Issuance of common shares under employee stock option plan	130,990	1	353			—	—	354
Preferred stock dividend				—		(458)		(458)
Redemption of preferred shares				(2,145)	(2,145)	(25)		(2,170)
Income for the period	—	—				2,403	—	2,403
Foreign currency translation adjustment	—	—				—	51	51

BALANCE - MARCH 31, 2005	8,125,222	$81	$50,406	2,434	$2,412	$(23,194)	$(851)	$28,854

Amortization of deferred compensation expense for shares issued for services	9,500	—	63			—	—	63
Issuance of common shares under employee stock option plan	75,049	1	181			—	—	182
Preferred stock dividend				—		(243)		(243)
Redemption of preferred shares				(2,434)	(2,434)	(14)		(2,448)
Write off of preferred stock issuance costs					22			22
Income for the period	—	—				2,012	—	2,012
Foreign currency translation adjustment	—	—				—	(190)	(190)

BALANCE - MARCH 31, 2006	8,209,771	$82	$50,650	—	$—	$(21,439)	$(1,041)	$28,252

*	Comprehensive income, i.e., net income, plus, or less, the change in foreign currency balance sheet translation adjustments, totaled $1,822, $2,454 and $1,838 for the fiscal years ended March 31, 3006, 2005 and 2004, respectively.

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1.	LINE OF BUSINESS

Franklin Electronic Publishers, Incorporated and its wholly-owned subsidiaries (the “Company”) design, develop, publish, and distribute electronic information on handheld devices, memory media cards and via internet downloads. Other activities represent less than 10% of sales and identifiable assets.

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

Property and Equipment:

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to five years for furniture, equipment, tooling and computer software purchased.

Leasehold improvements are amortized over the term of the lease or the estimated life of the improvement, whichever is shorter. When assets are sold or retired, their cost and related accumulated depreciation are removed from the appropriate accounts. Any gains or losses on dispositions are recorded in current operations. Maintenance and minor repairs are charged to operations as incurred.

Trademark and Goodwill:

The ROLODEX® Electronics trademark is carried at the lower of impaired cost or fair value. Goodwill of purchased businesses is recorded at the lower of cost less amortization through March 31, 2002 or fair value.

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

In March 2005 the Company recorded a charge of $1,531 to adjust the carrying value of the Company’s license agreement for the ROLODEX® Electronics trademark to its estimated fair value. During the year ended March 31, 2006 the Company recorded no impairment in the value of its long-lived assets.

Other Assets:

Other assets consist primarily of the Company’s enterprise resource planning software, the components of which are being amortized over useful lives of 3 to 10 years.

Freight Billed:

The Company recognizes amounts billed to customers in sales transactions for shipping and handling as revenue earned for the goods provided and it classifies such billings as sales revenue.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(In thousands, except share and per share data)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

Revenue:

The Company recognizes revenue when it is realized. Approximately 92% of the Company’s revenue arises from the shipment of product. The Company considers revenue realized when the product has been shipped or the services have been provided to the customer, and collectibility is reasonably assured. The Company’s sales are made with right of return or exchange for defective products generally within one year from the original retail purchase. Revenue is reduced for estimated customer returns and other allowances. Sales returns are generally estimated and recorded based on historical sales and returns information. Products that exhibit unusual sales or return patterns are specifically investigated and analyzed as part of the accounting process.

The Company occasionally enters into multiple element arrangements, primarily involving its software technology. During the June 2005 quarter the Company entered into a single multiple element arrangement which included technology licensing fees and annual support fees for a value of $800 and $160 respectively. The technology was delivered and accepted by the customer in the June 2005 quarter and together with the support fees, will be recognized as earned, at a rate of $20 per month, over the four year term of the agreement. As of March 31, 2006 the unrecognized portion of $740 is included in the Deferred Revenue caption on the consolidated balance sheets.

The Company maintains a policy of providing price protection to its dealers under which the Company issues credits in the event it reduces its prices. These credits are generally computed by multiplying the number of units on hand at retail at the time of the price reduction by the dollar amount of the price reduction. A provision for the related reduction in sales is made at such time as the Company determines that a price reduction will be effective or is reasonably anticipated. During the years ended March 31, 2006, 2005, and 2004, no price protection was granted.

The Company accrues for mark down money at the time of sale based on historical experience. The accrual is adjusted quarterly based on actual and anticipated claims.

Software Development Costs:

The capitalization of software development costs and the related amortization is in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Software costs, which are capitalized after technological feasibility is established, totaled $1,922, $1,298 and $1,643 for the fiscal years ended March 31, 2006, 2005, and 2004, respectively.

Amortization included in the accompanying Consolidated Statement of Operations for fiscal years ended March 31, 2006, 2005, and 2004, was $1,150, $968, and $1,115, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

As of March 31, 2006 the Company had one outstanding foreign exchange contract in the amount of 1,500 euros (equivalent to US dollars of $1,818). The duration of this contract was six months. An unrealized loss of $5 on the contract was included in results of operations under the Other, net caption with the offsetting balance recorded in the Accounts Payable and Accrued Expenses caption on our balance sheet.

As of March 31, 2005 the Company had one outstanding foreign exchange contract entered into to limit its exposure to loss resulting from fluctuations in the value of the Euro. The duration of the contract was six months. The Company had an unrealized loss of $100 on this contract as of March 31, 2005, which was included in results of operations during the year.

As of March 31, 2004 the Company had two outstanding foreign exchange contracts with durations that did not exceed one year. The Company had an unrealized loss of $27 on these contracts as of March 31, 2004, which was recorded during the year.

The amount of the contracts outstanding at the end of March 31, 2005 and 2004 was 1.5 million and 3 million euros, respectively.

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

Earnings Per Share:

Net income per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. The net income per common share computation, assuming dilution, gives effect to all potential dilutive common shares during the period. The computation assumes that the outstanding stock options and warrants were exercised and that the proceeds were used to purchase common shares of the Company.

Stock Based Compensation:

Through March 31, 2006, the Company accounted for stock transactions in accordance with APB Opinion No. 25, “Accounting For Stock Issued To Employees,” under which the Company elected to follow the disclosure only alternative to accounting for its stock based compensation. Accordingly, no compensation was recorded on the issuance of employee stock options at fair market value, except for an amount of $43 associated with the accelerated vesting of options in the March 2006 quarter (see Note 13). Beginning in fiscal year 2007, the Company will adopt SFAS No. 123(R), Share-Based Payment, which will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. If the Company had adopted SFAS No. 123(R) for the year ended March 31, 2006, the Company would have recognized an additional expense based on the fair value of stock options granted of $1,497.

Reclassifications:

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

3.	CASH AND CASH EQUIVALENTS

The Company classifies as cash equivalents highly liquid investments with maturities of less than ninety days.

4.	SHORT TERM INVESTMENTS

Short term investments are comprised of certificates of deposit and commercial paper, with maturity dates greater than ninety days, and a short term bond fund. The certificates of deposit and the commercial paper have maturity dates ranging from April 2006 through January 2007. Shares in the bond fund may be redeemed at any time at the discretion of the Company.

5.	INVENTORIES

Inventories consist of:

	March 31,
	2006	2005
Finished products	$7,181	$7,044
Component parts	311	1,736

	$7,492	$8,780

6.	PROPERTY AND EQUIPMENT

Property and equipment consist of:

	March 31,
	2006	2005
Land	$—	$803
Building and leasehold improvements	44	5,389
Furniture and equipment	6,012	6,245
Tooling	4,627	4,082
Computer software purchased	1,379	1,291

	12,062	17,810
Accumulated depreciation and amortization	10,455	11,287

	$1,607	$6,523

On January 18, 2006, the Company completed the sale of its headquarters building. The Company entered into an agreement to lease back the building for a term of ten years and three months with an initial annual fixed rent of $737. The Company is responsible for payment of all real estate taxes and utilities, most repairs, and is required to maintain appropriate insurance coverage. It has provided to the Landlord a refundable security deposit of $368. The Company can extend the term of the Lease upon 12 months notice for an additional ten years upon the same terms and conditions, except that the rent shall be 95% of the then Fair Market Value. As of March 31, 2006, a gain of $4,478 on the sale has been deferred and will be recognized over the remaining lease term The deferred gain is recorded on the consolidated balance sheets under the caption Deferred Gain on Sale and Leaseback.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(In thousands, except share and per share data)

7.	OTHER ASSETS

Other assets consist of:

	March 31,
	2006	2005
Trademarks and patents	$147	$142
Enterprise resource planning software (net of amortization of $1,948 and $1,515)	1,621	2,048
Advance royalties and licenses	687	497
Other	815	771

	$3,270	$3,458

8.	TRADEMARK AND GOODWILL

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

9.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:

	March 31,
	2006	2005
Trade accounts payable	$3,792	$5,109
Accrued payroll, bonus, benefits and taxes	2,633	2,360
Accrued sales allowances	382	696
Accrued royalties	343	305
Accrued expenses—other	1,188	2,373

	$8,338	$10,843

10.	LONG-TERM LIABILITIES

Long-term liabilities consist of:

	March 31,
	2006	2005
Post retirement obligation	$1,174	$1,203
Other	39	48

	1,213	1,251
Less current portion	77	72

	$1,136	$1,179

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(In thousands, except share and per share data)

10.	LONG-TERM LIABILITIES—Continued

The aggregate maturities of the long-term liabilities for the five years after March 31, 2006 are as follows:

Years Ending March 31,
2007	77
2008	69
2009	66
2010	70
2011	72

The Company has a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association (“PNC”) which provides for a $20,000 revolving credit facility (the “Loan”) for the Company. At the Company’s option, Loans under the Credit Agreement will be either Domestic Rate Loans based on PNC’s Base Rate with the interest rate varying from the PNC Base Rate minus 50 basis points to the PNC Base Rate plus 50 basis points or LIBOR Rate Loans with the interest rate varying from LIBOR plus 100 basis points to LIBOR plus 225 basis points, both rates depending upon the ratio of the Company’s Funded Debt to EBITDA and the composition of collateral provided. Loans under the Credit Agreement are secured by substantially all of the assets of the Company. The Credit Agreement contains certain financial covenants and restrictions on indebtedness, business combinations and other related items. As of March 31, 2006 the Company was in compliance with all covenants. As of March 31, 2006 we had no borrowings under the Credit Agreement.

Long-term liabilities consist primarily of a post retirement obligation to a former CEO of the Company. The long-term balance of this obligation was $1,118 and $1,149 as of March 31, 2006 and 2005, respectively.

11.	ADVERTISING AND MEDIA COSTS

Advertising costs for the years ended March 31, 2006, 2005 and 2004 were $4,771, $4,845, and $4,791, respectively. Deferrals of direct response advertising were not material.

12.	COMMITMENTS

Lease Commitments:

Rent expense under all operating leases was $606, $651, and $786 for the years ended March 31, 2006, 2005 and 2004, respectively. The future minimum rental payments to be made under non-cancelable operating leases, principally for facilities, as of March 31, 2006 were as follows:

Years Ending March 31,
2007	$1,042
2008	918
2009	885
2010	934
2011	966

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

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(In thousands, except share and per share data)

12.	COMMITMENTS—Continued

Seiko Annual Minimum Purchase Commitments:

Franklin has agreed to purchase and accept delivery of a minimum quantity of products from Seiko Instruments Inc. (“SII”) for sale in the United States and Germany. The minimum annual purchase commitments for US sales are as follows:

Distribution Year
Fiscal year ended March 31, 2005	$2,300
Fiscal year ended March 31, 2006	2,530
Fiscal year ended March 31, 2007	2,783
Fiscal year ended March 31, 2008	3,061
Fiscal year ended March 31, 2009	3,367

Purchases of SII product in the United States were $1,075 and $1,775 for the years ended March 31, 2006 and 2005, respectively. A provision of $510 was made to provide for penalties related to the shortfall in purchases for the year ended March 31, 2006. The penalty for the shortfall in purchases in the prior year was waived by SII.

The minimum annual purchase commitments for German sales commence from the date of first shipment and are as follows:

First Year	$500
Second Year	550
Third Year	605
Fourth Year	665
Fifth Year	735

Purchases of SII products for sale in the German marketplace were $588 for the first year which will end in October 2006.

13.	SHAREHOLDERS’ EQUITY

Restricted Stock Plan and Unearned Portion of Common Stock Issued for Services:

The Company’s 2005 Restricted Stock Plan provides for the grant of shares of common stock for services. The shares are subject to a restriction on transfer, which requires the holder to remain employed by the Company for up to three years in order to receive the shares. As of March 31, 2006, there were 42,900 shares of common stock available for distribution under the 2005 Restricted Stock Plan. There were no shares available under predecessor plans.

Employee Stock Options:

At March 31, 2005, the Company had options outstanding under three stock-based employee compensation plans, Franklin’s 1988 Stock Option Plan, as amended, Franklin’s 1998 Stock Option Plan, as amended and Franklin’s 2005 Stock Option Plan.

Under the Company’s 2005 Stock Option Plan (the “2005 Plan”), 1,500,000 shares of common stock have been reserved for issuance. The Plan authorizes the Company to grant options to purchase shares of common stock to key employees, consultants and outside directors of the Company. As of March 31, 2006 no options have been granted under the 2005 Plan. On March 31, 2006, 44,829 shares remained available for grant under the Company’s 1998 Stock Option Plan. There were no options available for grant under the 1988 plan.

The 2005 Plan provides for granting of options to purchase shares of common stock at not less than the fair market value on the date of grant. An option may not be granted for a period in excess of ten years from the date of grant. Options are not transferable by the optionee other than upon death. Under the terms of the 2005 Plan, an employee may deliver shares of common stock as payment for options being exercised. The shares are valued at the closing price on the date of exercise.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(In thousands, except share and per share data)

13.	SHAREHOLDERS’ EQUITY—Continued

Accounting for Employee Stock Options:

On March 17, 2006 the Company’s Board of Directors approved the acceleration of the vesting of all of the Company’s outstanding unvested employee stock options. Options to purchase approximately 524,000 shares were accelerated. The Board of Directors approved the acceleration of the vesting of the affected stock options in order to reduce the non-cash compensation expense that would have been recorded in future periods, following the effectiveness of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (Revised 2004) (“FAS 123(R)”). As a result of this acceleration, the Company recorded an expense in the fourth quarter of fiscal 2006 of approximately $43, which represents the Company’s estimate of the intrinsic value of the outstanding options that would have been forfeited had the acceleration not occurred.

Other than the amount of $43 discussed above, no compensation expense was recognized for options granted at fair market value in the results of operations. For disclosure purposes, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options granted during the years ended March 31, 2006, 2005, and 2004, respectively: annual dividends of $0.00 for all years, expected volatility of 52.6%, 58.8%, and 86.4%, risk free interest rate of 4.4%, 3.5%, and 3.1% and expected life of five years for all grants. The number of shares granted, the weighted-average exercise price and weighted average fair value of the stock options granted during the years ended March 31, 2006, 2005, and 2004 were as follows:

	Number of Shares Granted	Weighted- Average Exercise Price	Weighted- Average Fair Value
Year ended March 31, 2004:
Exercise price equals market value	286,618	$2.93	$2.02
Year ended March 31, 2005
Exercise price equals market value	324,270	$3.93	$2.09
Year ended March 31, 2006
Exercise price equals market value	355,802	$3.82	$1.93

Through March 31, 2006, the Company accounted for stock transactions in accordance with APB Opinion No. 25, “Accounting For Stock Issued To Employees,” under which the Company elected to follow the disclosure only alternative in accounting for its stock based compensation. Accordingly, no compensation was recorded on the issuance of employee stock options at fair market value, except for an amount of $43 associated with the accelerated vesting of options in the March 2006 quarter. Beginning in Fiscal year 2007, the Company will adopt SFAS No. 123(R), Share-Based Payment, which will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(In thousands, except share and per share data)

13.	SHAREHOLDERS’ EQUITY—Continued

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, to stock-based employee compensation:

	Year ended March 31,
	2006	2005	2004
Reported net income	$2,012	$2,403	$1,652
Deduct:
Total stock-based employee compensation expense determined under fair value based method.	(1,497)	(923)	(1,430)
Expense Recognized Outside plan	—	—	—

Proforma net income	$515	$1,480	$222

(a) Earnings (loss) per share:
Basic-as reported	$0.22	$0.24	$0.15
Basic-pro forma	$0.03	$0.13	(0.03)
Diluted—as reported	$0.21	$0.23	$0.15
Diluted—pro forma	$0.03	$0.12	(0.02)

(a)	After preferred stock dividends of $243, $458 and $426 for the years ended March 31, 2006, 2005, and 2004, respectively.

The following table summarizes the changes in options outstanding and the related price ranges for shares of common stock:

		Stock Options
		Shares	Weighted Average Exercise Price
	Outstanding at March 31, 2003	3,021,574	5.87
	Granted	286,618	2.93
	Exercised	(47,950)	2.11
	Expired or cancelled	(481,606)	7.96

	Outstanding at March 31, 2004	2,778,636	5.27
	Granted	324,270	3.93
	Exercised	(130,990)	2.71
	Expired or cancelled	(345,673)	6.64

	Outstanding at March 31, 2005	2,626,243	5.05
	Granted	355,802	3.82
	Exercised	(75,274)	2.41
	Expired or cancelled	(132,392)	10.37

	Outstanding at March 31, 2006	2,774,379	4.71

Outstanding options by plan:	1988 Plan	368,797
	1998 Plan	2,243,082
	2005 Plan	—
	Outside of Plan	162,500
	Options available for grant under the 2005 Plan	1,500,000
	Options available for grant under the 1998 Plan	44,829
	No shares were available for grant under the 1988 Plan

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(In thousands, except share and per share data)

13.	SHAREHOLDERS’ EQUITY—Continued

The following table summarizes information about stock options outstanding at March 31, 2006:

	Options outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.20 – $ 1.63	414,105	5.98	$1.41	414,105	$1.41
1.75 – 3.45	285,637	5.63	$2.75	285,637	$2.75
3.50 – 3.78	382,281	6.44	$3.54	382,281	$3.54
3.80 – 3.97	493,356	8.60	$3.82	493,356	$3.82
4.00 – 5.00	438,858	4.21	$4.39	388,858	$4.43
5.63 – 7.50	448,950	3.53	$6.73	448,950	$6.73
8.50 – 10.13	142,266	2.46	$9.16	142,266	$9.16
11.00 – 14.88	168,926	1.49	$13.04	168,926	$13.04

$ 1.20 – $14.88	2,774,379			2,724,379

Options exercisable and the weighted average exercise price at March 31, 2005 and March 31, 2004, were 2,037,125 options and $5.59, and 1,994,613 options and $6.13, respectively.

Effective March 31, 2001, the former Chairman of Franklin’s Board of Directors, Dr. James H. Simons, subscribed for 3,500 shares of the Company’s Series A 10% Convertible Preferred Stock (“Preferred Stock”) in consideration for the payment of $3,500. Payment for the subscribed shares was received by the Company in April 2001. On December 30, 2004 the Company redeemed 1,145 shares of the preferred stock at a cost of $1,145. In March 2005, the Company redeemed an additional 1,000 shares at a total cost of $1,025. As of March 31, 2005, 2,434 shares of Series A Preferred Stock were outstanding. In January 2006, the Company redeemed all of the remaining preferred stock at a total cost of $2,447.

14.	INCOME TAXES

The components of the net deferred income tax asset are the following:

	March 31,
	2006	2005
US loss carryforward—Franklin	$11,861	$13,490
Foreign loss and tax credit carryforward	—	153
Inventory valuation allowances	608	995
Trademark Impairment charge, net of prior amortization	1,930	2,324
Gain on sale of headquarters building	2,059	—
Other items (taxable) deductible in future years—net	394	629

	16,852	17,591
Deferred income tax valuation allowance	11,152	11,891

	$5,700	$5,700

Deferred income taxes result from temporary differences between income tax and financial reporting computed at the effective income tax rate. A valuation allowance has been provided to reduce the deferred income tax asset to the amount which is expected more likely than not to be realized.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(In thousands, except share and per share data)

14.	INCOME TAXES—Continued

The income tax provision consists of the following:

	Year ended March 31,
	2006	2005	2004
Federal	$9	$—	$—
State	53	5	(96)
Foreign	30	(101)	255

	$92	($96)	$159

The reconciliation of income taxes shown in the financial statements and amounts computed by applying the Federal income tax rate of 35% for the years ended March 31, 2006, 2005 and 2004 is as follows:

	Year Ended March 31,
	2006	2005	2004
Income before income taxes	$2,104	$2,307	$1,811

Computed expected tax	736	807	634
Effect of non-deductible expenses	20	20	20
Income tax expense	9	—	—
Foreign tax provision	30	(101)	255
State tax provision	53	5	(96)
Change in valuation allowance	(756)	(827)	(654)

Provision (benefit) for income taxes	$92	($96)	$159

Effective April 1, 1997, the Company filed elections with the Internal Revenue Service to treat most of its foreign subsidiaries as divisions of the parent for U.S. income tax reporting.

The loss carry forward and expiration date are as follows:

	Amount	Expiration Date
United States	$31,200	2019

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(In thousands, except share and per share data)

15.	OPERATIONS

Information regarding segments is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. Based on the criteria outlined in SFAS No. 131, the Company’s operating results are reported by geographical segments. The Company’s profit and loss segments are reviewed by the chief operating decision maker of the Company. The assets are reported as one segment, and reported on an aggregate basis. The profit and loss information is provided below:

Year ended March 31, 2006	North America	Europe	Other International	Other Domestic	Corporate	Consolidated
Sales	$36,904	$12,989	$5,036	$4,693	$—	$59,622
Cost of sales	17,874	6,114	2,457	1,242	1,918	29,605

Gross margin	19,030	6,875	2,579	3,451	(1,918)	30,017
Operating expenses:
Sales and marketing	10,531	3,190	1,494	65	1,885	17,165
Research and development	—	—	—	233	4,264	4,497
General and administrative	561	676	464	—	5,147	6,848

Total expense	11,092	3,866	1,958	298	11,296	28,510
Operating income	$7,938	$3,009	$621	$3,153	$(13,214)	$1,507

Year ended March 31, 2005	North America	Europe	Other International	Other Domestic	Corporate	Consolidated
Sales	$42,911	$13,937	$3,932	$1,366	$—	$62,146
Cost of sales	21,416	5,378	1,830	496	3,048	32,167

Gross margin	21,512	8,559	2,105	879	(3,048)	29,979
Operating expenses:
Sales and marketing	10,011	3,340	909	8	2,548	16,816
Research and development	—	—	—	81	3,805	3,886
General and administrative	543	1,248	283	8	4,906	6,988
Trademark write-down	1,531	—	—	—	—	1,531

Total expense	12,085	4,588	1,192	97	11,259	29,221
Operating income	$9,410	$3,971	$910	$773	$(14,307)	$758

Year ended March 31, 2004	North America	Europe	Other International	Other Domestic	Corporate	Consolidated
Sales	$41,717	$12,964	$5,261	$1,894	$—	$61,836
Cost of sales	21,802	5,374	2,810	744	1,576	32,306

Gross margin	19,915	7,590	2,451	1,150	(1,576)	29,530
Operating expenses:
Sales and marketing	9,740	3,808	903	129	2,586	17,166
Research and development	—	—	—	62	3,162	3,224
General and administrative	—	1,407	337	7	5,229	6,980

Total expense	9,740	5,215	1,240	198	10,977	27,370
Operating income	$10,175	$2,375	$1,211	$952	$(12,553)	$2,160

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(In thousands, except share and per share data)

For the fiscal years ended March 31, 2006, 2005 and 2004, no customer accounted for more than 10% of the Company’s revenues.

For the fiscal year ended March 31, 2006 two suppliers accounted for more than 10% of the Company’s purchases of its inventory. The two suppliers individually accounted for 26% and 25% of inventory purchases. For the fiscal year ended March 31, 2005 two suppliers accounted for more than 10% of the Company’s purchases of its inventory. The two suppliers individually accounted for 21% and 15% of inventory purchases. For the fiscal year ended March 31, 2004, four suppliers accounted for more than 10% of the Company’s purchases of its inventory. The four suppliers individually accounted for 18%, 17%, 15% and 13% of inventory purchases.

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

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(In thousands, except share and per share data)

16.	VALUATION AND RESERVE ACCOUNTS

Franklin Electronic Publishers, Inc.

Valuation and Reserve Accounts

For the years ended March 31, 2006, 2005 and 2004

(in thousands)

	Balance at Beginning of Period	Charges to Revenue of Expenses	Deductions		Balance at End of Period
Allowance for Bad Debts:
Year ended March 31, 2006	$456	$20	$196	(1)	$280
Year ended March 31, 2005	802	(21)	325	(1)	456
Year ended March 31, 2004	892	282	372	(1)	802
Allowance for Sales Returns:
Year ended March 31, 2006	$597	$2,937	$2,418	(2)	$1,116
Year ended March 31, 2005	809	3,167	3,379	(2)	597
Year ended March 31, 2004	469	2,941	2,601	(2)	809
Allowance for Mark Downs:
Year ended March 31, 2006	$53	$198	$211	(3)	$40
Year ended March 31, 2005	126	(18)	55	(3)	53
Year ended March 31, 2004	258	156	288	(3)	126

Notes:

(1)	Write-offs of Accounts Receivable net of recoveries.

(2)	Return offset against provision.

(3)	Mark Downs/Price Protection granted.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(In thousands, except share and per share data)

17.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of SFAS No. 155 will have a material impact on its financial statements.

In October 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 13-1, Accounting for Rental Costs Incurred During a Construction Period. This FSP addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. This FSP will be effective for rental costs incurring after the first reporting period beginning after December 15, 2005. The Company does not believe the adoption of FSP FAS 13-1 will have a material impact on its financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. This Statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement will be effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe the adoption of SFAS No. 155 will have a material impact on its financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement will be effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe the adoption of SFAS No. 155 will have a material impact on its financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(In thousands, except share and per share data)

18.	SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	June 30	September 30	December 31	March 31
Fiscal 2006
Net sales	$17,652	$13,898	$17,894	$10,178
Gross margin	8,598	6,743	9,989	4,687
Net income (loss)	898	124	1,995	(1,005)
Net income (loss) per common share:
Basic	.10	.02	.23	(0.12)
Diluted	.09	.01	.22	(0.12)

Fiscal 2005
Net sales	$15,990	$16,246	$19,174	$10,736
Gross margin	7,927	7,783	9,367	4,902
Net income (loss)	779	945	1,409	(730)
Net income (loss) per common share:
Basic	.07	.12	.15	(.09)
Diluted	.06	.11	.14	(.09)

Fiscal 2004
Net sales	$14,983	$15,671	$18,873	$12,309
Gross margin	6,983	7,533	9,237	5,777
Net income (loss)	280	747	1,388	(763)
Net income (loss) per common share:
Basic	.01	.09	.15	(.10)
Diluted	.01	.09	.14	(.10)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A.	CONTROLS AND PROCEDURES

As of March 31, 2006 (the end of the period covered by this report), our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

No change occurred in our internal controls concerning financial reporting during the fourth quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Information called for by Item 10 is set forth under the heading “Election of Directors” in our Proxy Statement for our 2006 annual meeting of stockholders (the “2006 Proxy Statement”), which is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information called for by Item 11 is set forth under the heading “Executive Compensation” in the 2006 Proxy Statement, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table gives information about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of March 31, 2006, including the Company’s 1988 Stock Option Plan, the Company’s 1998 Stock Option Plan, as amended and restated, the Company’s 2005 Stock Option Plan, the Company’s Restricted Stock Plan, as amended and restated, 2005 Restricted Stock Plan and various Stock Option Agreements to which the Company is a party.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,611,879	$4.73	1,587,729	(2)
Equity compensation plans not approved by security holders(1)	162,500	$4.42	—

Total	2,774,379	$4.71	1,587,729

(1)	Includes the Stock Option Agreements entered into between the Company and each of Arnold D. Levitt and Kurt A. Goszyk, each of which is described below.
(2)	The Company maintains a Restricted Stock Plan, as amended and restated, and a 2005 Restricted Stock Plan which provides for the grant of shares of Common Stock for services. The shares are subject to a restriction on transfer which requires the holder to remain employed by the Company for up to three years in order to receive the shares. As of March 31, 2006, under the Restricted Stock Plan, as amended and restated, and 2005 Restricted Stock Plan, no shares and 42,900 shares of Common Stock, respectively, were available for distribution by the Board.

Stock Option Agreements

In July 1999, in connection with the hiring of Arnold D. Levitt, our Senior Vice President, the Company entered into a Stock Option Agreement pursuant to which the Company granted Mr. Levitt a ten year option to purchase 50,000 shares of Common Stock at an exercise price of $4.00 per share, the fair market value of the Common Stock on the date of grant. Options with respect to one-fourth of the shares become exercisable on each of the first, second, third and fourth anniversaries of the date of grant.

In August 2002, in connection with the hiring of Kurt A. Goszyk as Vice President, Engineering and Chief Technology Officer, the Company entered into a Stock Option Agreement pursuant to which the Company granted Mr. Goszyk a ten year option to purchase 50,000 shares of Common Stock at an exercise price of $1.50 per share, the fair market value of the Common Stock on the date of grant. Options with respect to one-fourth of the shares become exercisable on each of the first, second, third and fourth anniversaries of the date of grant. In January 2005, the Company and Mr. Goszyk entered in to an Amendment dated as of January 31, 2005 to such Stock Option Agreement extending the term of the 25,000 options remaining outstanding to January 31, 2007 if certain conditions were met. During the Company’s 2006 fiscal year, Mr. Goszyk exercised 12,500 of the options.

In May 2001, in connection with the retention of New York investment bank Gerard Klauer Mattison (GKM) as its financial advisor, the Company entered into an Agreement pursuant to which the Company granted GKM a five year warrant to purchase 100,000 shares of Common Stock at an exercise price of $5.00 per share. The fair market value of the Common Stock on the date of grant was $3.10 per share.

Information called for by Item 12 is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2006 Proxy Statement, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information called for by Item 13 is set forth under the heading “Certain Relationships and Related Transactions” in the 2006 Proxy Statement, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information called for by Item 14 is set forth under the heading “Principal Accountant Fees and Services” in the 2006 Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial statements and schedules filed as a part of this report are listed on the “Index to Financial Statements” contained herein. All other schedules are omitted because (i) they are not required under the instructions, (ii) they are inapplicable or (iii) the information is included in the financial statements.

(2) Financial Statement Schedules

Schedule	Description	Page
II	Valuation and Reserve Accounts, Three Years ended March 31, 2006	41

(b) Exhibits

EXHIBITS

EXHIBITS NO.

3.01	—	Certificate of Incorporation of Franklin (Incorporated by reference to Exhibit 3.01 to Registration Statement on Form S-1, File No. 3-6612 (the “Company’s 1986 S-1 Registration Statement”))

3.02	—

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

3.04	—	Amended and Restated Statement of Rights and Preferences of Series A 10% Convertible Preferred Stock (Incorporated by reference to the Exhibit to the Company’s Report on Form 8-K filed May 23, 2001)

3.05	—	By-laws of Franklin (Incorporated by reference to Exhibit 3.02 to the Company’s 1986 S-1 Registration Statement)

3.06	—	Amendment to By-laws of Franklin (Incorporated by reference to Exhibit A to the Company’s Proxy Statement relating to the 1987 Annual Meeting of Shareholders)

3.07	—	Amendment to By-laws of Franklin (Incorporated by reference to Exhibit 3.05 to the Company’s 1990 Form 10-K)

10.01	—	Standard form of Sales Representative Agreement (Incorporated by reference to Exhibit 10.07 to the Company’s 1986 S-1 Registration Statement)

10.02**	—	Franklin Restricted Stock Plan, as amended (Incorporated by reference to Exhibit 10.13 to the Company’s report on Form 10-K for the year ended March 31, 1987)

10.03**	—	Franklin Stock Option Plan as Amended and restated effective as of July 24, 1996 (Incorporated by reference to the Company’s Proxy Statement relating to the 1996 Annual Meeting of Shareholders)

10.04**	—	Franklin Stock Option Plan as Amended and Restated effective July 20, 2001 (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 filed on August 27, 2001)

10.05**	—

Stock Option Agreement dated July 28, 1999 between the Company and Arnold D. Levitt (Incorporated by reference to Exhibit 4(e) to the Company’s Registration Statement on form S-8 filed on December 14, 1999)

10.06**	—	Stock Option Agreement dated April 8, 2002 between the Company and Andrew Horsfall (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on June 29, 2005)

10.07**	—	Stock Option Agreement dated August 12, 2002 between the Company and Kurt A. Goszyk (Incorporated by reference to Exhibit 10.07 to the Company’s Annual Report on Form 10-K filed on June 29, 2004)

EXHIBITS NO.

10.08	—

Revolving Credit and Security Agreement by and among the Company, Franklin Electronic Publishers (Europe) LTD., Franklin Electronic Publishers (Deutschland) GMBH and PNC Bank, National Association, dated December 7, 2004. (Incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q filed on February 14, 2005)

10.09**	—	Bonus Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 26, 2005)

10.10	—

Framework for Technology Agreement by and between Amazon.com, Inc. and the Company dated March 30, 2005 (Incorporated by reference to the Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on June 29, 2005)

10.11**	—

Amendment dated January 1, 2005 to Stock Option Agreement dated August 12, 2002 between the Company and Kurt A. Goszyk (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on June 29, 2005)

10.12**	—	2005 Stock Option Plan (Incorporated by reference to the Company’s Proxy Statement relating to the 2005 Annual Meeting of Shareholders)

10.13**	—	2005 Restricted Stock Plan (Incorporated by reference to the Company’s Proxy Statement relating to the 2005 Annual Meeting of Shareholders)

10.14	—

Agreement of sale, dated as of November 14, 2005 between the Company and Berk-Cohen Associates Investment Co., LLC (Incorporated by reference to the Company’s Current Report of Form 8-K filed on January 24, 2006)

10.15	—

Lease dated as of January 18, 2006 between Berk and Berk, at Franklin Plaza, a Limited Liability Company and the Company (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 24, 2006)

21+	—	List of Subsidiaries of the Company

23+	—	Consent of Independent Registered Public Accounting Firm

31.1+	—	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	—	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1++	—	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2++	—	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(c) of this report.

+	Filed herewith

++	Furnished herewith

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

Dated: June 29, 2006	By:	/S/ BARRY J. LIPSKY
Barry J. Lipsky President and Chief Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date

/s/ Edward H. Cohen Edward H. Cohen	Director	June 29, 2006

/S/ BARRY J. LIPSKY Barry J. Lipsky	President, Chief Executive Officer and Director (Principal Executive Officer)	June 29, 2006

Leonard M. Lodish	Director

/S/ JAMES MEISTER James Meister	Director	June 29, 2006

/S/ HOWARD L. MORGAN Howard L. Morgan	Director	June 29, 2006

/S/ JERRY R. SCHUBEL Jerry R. Schubel	Director	June 29, 2006

James H. Simons	Director

/S/ WILLIAM H. TURNER William H. Turner	Director	June 29, 2006

/S/ ARNOLD D. LEVITT Arnold D. Levitt	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	June 29, 2006

EXHIBITS INDEX

EXHIBITS NO.

3.01	—	Certificate of Incorporation of Franklin (Incorporated by reference to Exhibit 3.01 to Registration Statement on Form S-1, File No. 3-6612 (the “Company’s 1986 S-1 Registration Statement”))

3.02	—

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

3.04	—	Amended and Restated Statement of Rights and Preferences of Series A 10% Convertible Preferred Stock (Incorporated by reference to the Exhibit to the Company’s Report on Form 8-K filed May 23, 2001)

3.05	—	By-laws of Franklin (Incorporated by reference to Exhibit 3.02 to the Company’s 1986 S-1 Registration Statement)

3.06	—	Amendment to By-laws of Franklin (Incorporated by reference to Exhibit A to the Company’s Proxy Statement relating to the 1987 Annual Meeting of Shareholders)

3.07	—	Amendment to By-laws of Franklin (Incorporated by reference to Exhibit 3.05 to the Company’s 1990 Form 10-K)

10.01	—	Standard form of Sales Representative Agreement (Incorporated by reference to Exhibit 10.07 to the Company’s 1986 S-1 Registration Statement)

10.02**	—	Franklin Restricted Stock Plan, as amended (Incorporated by reference to Exhibit 10.13 to the Company’s report on Form 10-K for the year ended March 31, 1987)

10.03**	—	Franklin Stock Option Plan as Amended and restated effective as of July 24, 1996 (Incorporated by reference to the Company’s Proxy Statement relating to the 1996 Annual Meeting of Shareholders)

10.04**	—	Franklin Stock Option Plan as Amended and Restated effective July 20, 2001 (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 filed on August 27, 2001)

10.05**	—

Stock Option Agreement dated July 28, 1999 between the Company and Arnold D. Levitt (Incorporated by reference to Exhibit 4(e) to the Company’s Registration Statement on form S-8 filed on December 14, 1999)

10.06**	—	Stock Option Agreement dated April 8, 2002 between the Company and Andrew Horsfall (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on June 29, 2005)

10.07**	—	Stock Option Agreement dated August 12, 2002 between the Company and Kurt A. Goszyk (Incorporated by reference to Exhibit 10.07 to the Company’s Annual Report on Form 10-K filed on June 29, 2004)

10.08	—

Revolving Credit and Security Agreement by and among the Company, Franklin Electronic Publishers (Europe) LTD., Franklin Electronic Publishers (Deutschland) GMBH and PNC Bank, National Association, dated December 7, 2004. (Incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q filed on February 14, 2005)

10.09**	—	Bonus Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 26, 2005)

10.10	—

Framework for Technology Agreement by and between Amazon.com, Inc. and the Company dated March 30, 2005 (Incorporated by reference to the Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on June 29, 2005)

10.11**	—

Amendment dated January 1, 2005 to Stock Option Agreement dated August 12, 2002 between the Company and Kurt A. Goszyk (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on June 29, 2005)

10.12**	—	2005 Stock Option Plan (Incorporated by reference to the Company’s Proxy Statement relating to the 2005 Annual Meeting of Shareholders)

EXHIBITS NO.

10.13**	—	2005 Restricted Stock Plan (Incorporated by reference to the Company’s Proxy Statement relating to the 2005 Annual Meeting of Shareholders)

10.14	—

Agreement of sale, dated as of November 14, 2005 between the Company and Berk-Cohen Associates Investment Co., LLC (Incorporated by reference to the Company’s Current Report of Form 8-K filed on January 24, 2006)

10.15	—

Lease dated as of January 18, 2006 between Berk and Berk, at Franklin Plaza, a Limited Liability Company and the Company (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 24, 2006)

21+	—	List of Subsidiaries of the Company

23+	—	Consent of Independent Registered Public Accounting Firm

31.1+	—	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	—	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1++	—	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2++	—	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(c) of this report.

+	Filed herewith

++	Furnished herewith