Form 10-Q
period 2006-06-30
FRANKLIN ELECTRONIC PUBLISHERS INC
filed 2006-08-14
CIK 356841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

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

Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

NUMBER OF SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE

OUTSTANDING AS OF AUGUST 7, 2006: 8,217,921

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2006	March 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,536	$3,710
Short-term investments	5,988	6,981
Accounts receivable, less allowance for doubtful accounts of $296 and $280	8,985	6,717
Inventories	9,925	7,492
Prepaids and other assets	1,451	1,637

TOTAL CURRENT ASSETS	28,885	26,537

PROPERTY AND EQUIPMENT	1,622	1,607

OTHER ASSETS:
Deferred income tax asset	5,700	5,700
Trademark and goodwill	2,265	2,265
Software development costs	3,566	3,642
Other assets	3,106	3,270

TOTAL OTHER ASSETS	14,637	14,877

TOTAL ASSETS	$45,144	$43,021

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$11,594	$8,338
Current portion of long-term liabilities - Other	132	77

TOTAL CURRENT LIABILITIES	11,726	8,415

OTHER LIABILITIES	1,116	1,136
DEFERRED REVENUE	680	740
DEFERRED GAIN ON SALE AND LEASEBACK	4,367	4,478
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value, authorized 50,000,000 shares, issued and outstanding, 8,217,921 and 8,209,771 shares	82	82
Additional paid in capital	50,661	50,650
Retained earnings (deficit)	(22,478)	(21,439)
Foreign currency translation adjustment	(1,010)	(1,041)

TOTAL SHAREHOLDERS’ EQUITY	27,255	28,252

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$45,144	$43,021

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except for per share data)

(unaudited)

	Three Months Ended June 30,
	2006	2005
SALES	$11,785	$17,652
COST OF SALES	6,463	9,054

GROSS MARGIN	5,322	8,598

EXPENSES:
Sales and marketing	3,665	4,523
Research and development	965	1,144
General and administrative	1,689	2,006

Total operating expenses	6,319	7,673

OPERATING INCOME	(997)	925
Interest income (expense), net	109	(11)
Other, net	(99)	19

INCOME (LOSS) BEFORE INCOME TAXES	(987)	933
INCOME TAX PROVISION	52	35

NET INCOME (LOSS)	(1,039)	898

PREFERRED STOCK DIVIDEND	—	122
INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$(1,039)	$776

INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.13)	$0.10

Diluted	$(0.13)	$0.09

WEIGHTED AVERAGE COMMON SHARES:
Basic	8,217	8,126

Diluted	8,217	8,495

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except for share data)

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income *	Total Shareholders’ Equity
	Shares	Amount
BALANCE - MARCH 31, 2006	8,209,771	$82	$50,650	$(21,439)	$(1,041)	$28,252
Issuance of common shares and amortization of deferred compensation expense for shares issued for services	5,450		1			1
Issuance of common shares under employee stock option plan	2,700		3			3
Amortization of value of stock options granted			7			7
Income (loss) for the period				(1,039)		(1,039)
Foreign currency translation adjustment					31	31

BALANCE - JUNE 30, 2006 (unaudited)	8,217,921	$82	$50,661	$(22,478)	$(1,010)	$27,255

*	Comprehensive income, i.e., net loss, plus, or less, the change in foreign currency balance sheet translation adjustments, totaled ($1,008) for the three months ended June 30, 2006.

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$(1,039)	$898
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Depreciation and amortization	831	602
Provision for losses on accounts receivable	29	(9)
Loss (gain) on disposal of property and equipment	(34)	—
Stock issued for services	7
Source (use) of cash from change in operating assets and liabilities:
Accounts receivable	(2,297)	(9,809)
Inventories	(2,433)	(1,964)
Prepaids and other assets	185	1,071
Accounts payable and accrued expenses	3,145	4,757
Deferred revenue	(60)	920
Other, net	(8)	2

NET CASH USED IN OPERATING ACTIVITIES	(1,674)	(3,532)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(258)	(81)
Proceeds from sale of property and equipment	49	—
Software development costs	(279)	(287)
Short-term investments	993	—
Change in other assets	(75)	(51)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	430	(419)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	—	3,775
Cash dividends on preferred stock	—	(122)
Proceeds from issuance of common shares	4	6
Other liabilities	35	(17)

NET CASH PROVIDED BY FINANCING ACTIVITIES	39	3,642
EFFECT OF EXCHANGE RATE CHANGES ON CASH	31	(4)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,174)	(313)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,710	2,786

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,536	$2,473

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands)

Reference is made to the financial statements included in the Company’s Annual Report (Form 10-K) filed with the Securities and Exchange Commission for the year ended March 31, 2006.

The financial statements for the periods ended June 30, 2006 and 2005 are unaudited and include all adjustments necessary to a fair presentation of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full year.

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

Quarter ended June 30, 2006	North America	Europe	Other International	Other Domestic	Corporate	Consolidated
Sales	$8,165	$2,582	$826	$212	$—	$11,785
Cost of sales	4,283	1,146	399	47	588	6,463

Gross margin	3,882	1,436	427	165	(588)	5,322
Operating expenses:
Sales and marketing	2,041	705	306	72	541	3,665
Research and development	—	—	—	84	881	965
General and administrative	172	214	83	2	1,218	1,689

Total expense	2,213	919	389	158	2,640	6,319
Operating income	$1,669	$517	$38	$7	$(3,228)	$(997)

Quarter ended June 30, 2005	North America	Europe	Other International	Other Domestic	Corporate	Consolidated
Sales	$11,810	$3,233	$677	$1,932	$—	$17,652
Cost of sales	5,797	1,398	310	1,118	431	9,054

Gross margin	6,013	1,835	367	814	(431)	8,598
Operating expenses:
Sales and marketing	3,035	607	225	1	655	4,523
Research and development	—	—	—	38	1,106	1,144
General and administrative	137	211	72	2	1,584	2,006

Total expense	3,172	818	297	41	3,345	7,673
Operating income	$2,841	$1,017	$70	$773	$(3,776)	$925

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands)

For the three month period ended June 30, 2006 no customer accounted for more than 10% of the Company’s revenue. For the three month period ended June 30, 2005 one customer accounted for more than 10% of the Company’s revenue. Sales to the customer were approximately $1,881 and consisted exclusively of reference products.

For the quarter ended June 30, 2006, four suppliers accounted for more than 10% of the Company’s purchases of inventory. The four suppliers individually accounted for 15%, 14%, 14% and 11% of inventory purchases.

For the quarter ended June 30, 2005, two suppliers accounted for more than 10% of the Company’s purchases of inventory. The two suppliers each accounted for 24% of inventory purchases.

STOCK OPTIONS

Effective, April 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Share-Based Payment,” which establishes accounting for stock-based awards exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The Company amortizes stock-based compensation by using the straight-line method. The Company elected to adopt the modified prospective transition method as provided by SFAS 123(R). In accordance with the requirements of the modified prospective transition method, consolidated financial statements for prior year periods have not been restated to reflect the fair value method of expensing share-based compensation.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes model incorporates assumptions as to dividend yield, volatility, an appropriate risk-free interest rate and the expected life of the option. Many of these assumptions require management’s judgment. The Company’s volatility is based upon historical volatility of the Company’s stock.

The results of operations for the quarter ended June 30, 2006 include non-cash compensation expense of approximately $7 for the amortization of stock option expense for options granted prior to the adoption of SFAS 123(R).

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

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands)

KREUTZFELDT ELECTRONIC PUBLISHING GMBH

On July 25, 2006, the Company entered into a Share Sale and Transfer Agreement (the “Share Agreement”) and Earn Out Agreement (the “Earn Out Agreement”) with Kreutzfeldt Electronic Publishing GmbH, a limited liability company incorporated under the laws of Germany (“Kreutzfeldt”), to purchase 100% of the outstanding shares of Kreutzfeldt for a cash purchase price of €500,000 (approximately $629,000) subject to an additional payment by the Company of up to €1,550,000 (approximately $1,950,000) based upon Kreutzfeldt earnings from April 1, 2007 through March 31, 2017. The additional payments pursuant to the Earn Out Agreement will be 50% in cash and 50% in common stock of the

Company, as valued in the Share Agreement, until the proportion of cash to stock as determined by the total consideration paid (including the initial purchase price) consists of 75% cash and 25% common stock. Thereafter, the additional payment will be 75% in cash and 25% in common stock.

PREFERRED STOCK

On June 30, 2005, the Company paid a cash dividend of $122 on its Preferred Stock. In January 2006 the Company redeemed all of its remaining outstanding Preferred Stock.

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

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands)

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 155 did not have a material impact on the Company’s financial statements.

In October 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 13-1, Accounting for Rental Costs Incurred During a Construction Period. This FSP addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. This FSP is effective for rental costs incurring after the first reporting period beginning after December 15, 2005. The adoption of FSP FAS 13-1 did not have a material impact on the Company’s financial statements.

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

This 2006 Quarterly Report on Form 10-Q may contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent and belief or current expectations of Franklin and its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, the timely availability and acceptance of new electronic books and other electronic products, changes in technology, the impact of competitive electronic products, the management of inventories, dependence on key licenses, titles and products, dependence on third party component suppliers and manufacturers, including those that provide Franklin-specific parts, and other risks and uncertainties that may be detailed herein, and from time-to-time, in Franklin’s reports filed with the Securities and Exchange Commission. Franklin undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

RESULTS OF OPERATIONS

Overview

For the quarter ended June 30, 2006, net income decreased by $1,937 to a loss of $1,039 from income of $898 in the same period last year. The decrease is due primarily to lower sales of $5,867 which resulted in reduced gross margin of $3,276 partially offset by a reduction in operating expense of $1,354.

The decrease in net income of $1,937 and the decrease in sales of $5,867 is due in part to a downtrend in sales of our US consumer division which have shown a year over year decline for the last six quarters. The primary reason for the decline is that at certain of our historically major retail customers, some items in our product category have reached maturity and have been displaced by other higher traffic products with greater year-round appeal versus our more seasonal relevance. Several of these more mature products such as our monolingual English dictionaries have had sales declines of 25% during the last two years. We are working to offset this decline by developing new products and by introducing product lines into new domestic channels such as bookstores and new geographic markets such as Japan and Korea.

A significant portion of our Proximity Technology division sales are dependant upon a few contracts with major customers, many of which are not of a recurring nature. In fiscal 2006, we had two contracts aggregating $3,500 in revenue and do not anticipate this level of revenue in our Proximity Technology division for fiscal 2007.

Our Proximity Technology division revenue for the quarter ended June 30, 2006 was $141 compared with $1,809 in the same quarter last year, as the June 2005 quarter included revenue of $1,700 from the delivery during the quarter of technology pursuant to a non-recurring technology development and licensing agreement.

Three months ended June 30, 2006 compared with three months ended June 30, 2005:

Net Sales

Sales of $11,785 for the quarter ended June 30, 2006 decreased by $5,867 from sales of $17,652 for the same quarter last year, which included $1,700 of sales in our Proximity Technology division from the delivery of technology pursuant to a technology development and licensing agreement. The decline in sales was primarily in our North American division where back to school promotions for two major customers declined by $1,800. One of these customers ceased purchases in our category during the quarter. They subsequently began purchasing again in July. The other customer indicated that our proposed promotion did not meet its value requirements although we are still actively selling other product to it. Sales to another major customer declined by $600 pursuant to a product line re-evaluation. Merchandising management was in transition at this customer which delayed action on our proposal for replacement product until our second fiscal quarter. There was also a decline of $700, primarily relating to a back to school promotion, due to a change in terms with another major customer resulting in a deferral of revenue to future periods. We anticipate that sales and operating income for the remainder of fiscal 2007 will be comparable to those of the last three quarters of fiscal 2006.

Our sales in the UK declined by $440 during the quarter primarily because of reduced inventory levels being carried by our distributor.

Gross Margin

Gross margin declined by $3,276 primarily because of lower sales of $5,867 resulting in lower gross margin of $2,858 and a decline of 4% in gross margin percentage resulting in an additional loss of $418 in margin dollars. The lower gross margin percentage was in our North American operations resulting primarily from a less favorable sales mix and mark down and promotion allowances granted to certain customers. The decline in North America’s gross margin was partially offset by increased gross margin in Europe.

Operating Expenses

Total operating expenses declined to $6,319 in the current quarter from $7,673 in the same period last year. Sales and marketing expenses declined by $858 to $3,665 (31% of sales) from $4,523 (26% of sales) primarily due to lower market development expense ($402), lower promotion display expenses ($185), lower postage and freight ($101), and lower commissions of ($92). All of these declines are due to lower sales in the current year. Research and development expenses declined by $179 to $965 (8% of sales) from $1,144 (6% of sales) last year. The decline resulted from lower personnel costs this year because of the completion of certain major projects. General and administrative expenses declined by $317 to $1,689 (14% of sales) from $2,006 (11% of sales) last year. The decline resulted from lower salaries expense in the current year (primarily from the absence of bonus accruals).

Interest Income (Expense), net

In the current period, there was interest income of $109 compared with net interest expense of $11 in the prior year period. The income resulted from the investment of the proceeds from the sale of our building in January 2006 and the absence of any borrowings in the current period.

Other, net

Other, net was a loss of $99 for the quarter ended June 30, 2006 compared with a gain of $19 in the same period last year. The change is due primarily to the results of our program of selling euros at current rates for future settlement which recorded a loss of $115 in the quarter ended June 30, 2006 as compared to a gain of $135 in the same quarter last year. This negative impact was partly offset by a gain of $15 on the repatriation of funds from our foreign subsidiaries in the quarter ended June 30, 2006, compared with a loss of $118 in the same period last year.

Net Income

For the quarter ended June 30, 2006, net income decreased by $1,937 to a loss of $1,039 from income of $898 in the same period last year. The decrease is due primarily to lower sales of $5,867 which resulted in reduced gross margin of $3,276 partially offset by a reduction in operating expense of $1,354.

We have operations in a number of foreign countries and record sales and incur expenses in various foreign currencies. As the value of these currencies fluctuate from year to year against the US dollar, our revenues, operating expenses and results of operations are impacted. For the quarter ended June 30, 2006, approximately 24% of our sales were denominated in currencies other than the US dollar. For the quarter ended June 30, 2006, our sales and gross margin benefited by approximately $51 from the year over year change in exchange rates for the various currencies (primarily the euro) in which we operate, while our selling, general and administrative expenses increased by approximately $18 due to the fluctuations in exchange rates. The change in exchange rates had no effect on our research and development expense or cost of sales. The net effect of the year over year fluctuations in exchange rates on our results of operations for the quarter ended June 30, 2006 was an increase in income of approximately $33.

We enter into forward foreign exchange contracts to offset the impact of changes in the value of the Euro on our revenue, operating expense and net income and to protect the cash flow from our existing assets valued in foreign currency. Although economic gains or losses on these contracts are generally offset by the gains or losses on underlying transactions, we seek to minimize our foreign currency exposure on a macro basis rather than at the transactional level. We only enter into contracts with major financial institutions that have an “A” (or equivalent) credit rating. All outstanding foreign exchange contracts are marked to market at the end of each accounting period with unrealized gains and losses included in results of operations

As of June 30, 2006 we had one outstanding foreign exchange contract in the amount of 1,500 euros (each equivalent to US dollars of $1,919) with an unrealized loss of $106 and an expiration date of October 2006. The unrealized loss was included in results of operations under the Other, net caption with the offsetting balance included in Accounts Payable and Accrued Expenses caption of our balance sheet.

As of June 30, 2005 we had one outstanding foreign exchange contract in the amount of 1,500 euros (equivalent to US dollars of $1,860) with an unrealized gain of $123 and an expiration date of October 2005. The unrealized gain was included in results of operations under the Other, net caption with the offsetting balance included in Accounts Receivable on our balance sheet.

Changes in Financial Condition

Accounts receivable increased by $2,268 to $8,985 at June 30, 2006 from $6,717 at March 31, 2006 primarily because of a seasonal increase in sales of $1,607 during the June 2006 quarter compared with the March 2006 quarter. Inventory increased by $2,433 to $9,925 on June 30, 2006 from $7,492 on March 31, 2006 due to normal seasonal increases as we build inventory for the back-to-school and holiday seasons. Accounts payable and accrued expenses increased by $3,256 primarily because of seasonal inventory and cash requirements.

Liquidity and Capital Resources

We had cash and cash equivalents of $2,536 and short-term investments of $5,988 at June 30, 2006 compared with cash and cash equivalents of $3,710 and short-term investments of $6,981 as of March 31, 2006.

In January 2006, we entered into a sale and leaseback transaction for our headquarters building. Net cash received of approximately $9,700 was used to eliminate outstanding borrowings and redeem our outstanding Preferred Stock, with the balance invested in short-term investments.

On December 7, 2004, we entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association (“PNC”). The Credit Agreement replaced a financing arrangement that expired by its terms on December 7, 2004. The Credit Agreement provides for a $20,000 revolving credit facility (the “Loan”) for the Company. At our option, Loans under the Credit Agreement will be either Domestic Rate Loans based on PNC’s Base Rate with the interest rate varying from the PNC Base Rate minus 50 basis points to the PNC Base Rate plus 50 basis points or LIBOR

Rate Loans with the interest rate varying from LIBOR plus 100 basis points to LIBOR plus 225 basis points, both rates depending upon the ratio of our Funded Debt to EBITDA and the composition of collateral provided. Loans under the Credit Agreement are secured by substantially all of the assets of the Company. The Credit Agreement contains certain financial covenants and restrictions on indebtedness, business combinations and other related items. As of June 30, 2006 we were in compliance with all covenants and there were no amounts outstanding under the Credit Agreement.

We rely primarily on our operating cash flow to support our operations. Over the last three years we generated cash flow from operations of $17,978. This operating cash flow is supplemented by our Credit Agreement to meet seasonal financing needs. We believe our cash flow from operations, available borrowing under our Credit Agreement and existing cash and short-term investment balances will be adequate to satisfy our cash needs for the next twelve months. The amount of credit available under the facility at any time is based upon a formula applied to our accounts receivable and inventory. As of June 31, 2006, we had credit available of $9,717. Our credit availability and borrowings under the facility fluctuate during the year because of the seasonal nature of our business. During the year ended March 31, 2006, maximum availability and borrowings under our Credit Agreement approximated $18,750 and $4,775 respectively. We do not have any significant capital leases and anticipate that depreciation and amortization for fiscal 2007 will exceed planned capital expenditures.

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

Contractual Obligations

There were no material changes from the information presented for this item in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006, with respect to the Company’s contractual obligations.

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

Asset Impairment—In assessing the recoverability of our fixed assets, goodwill and other non-current assets, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors. During the year ended March 31, 2002, we recorded a charge for impairment in the value of our license for the ROLODEX® Electronics trademark of $11,147. In the year ended March 31, 2005, we recorded an additional charge of $1,531 related to the value of this asset. As of March 31, 2005 the asset is recorded at its estimated fair value.

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

Multiple Element Arrangements—We occasionally enter into multiple element arrangements, primarily involving our software technology. During the June 2005 quarter we entered into a single multiple element arrangement which included technology licensing fees and annual support fees for a value of $800 and $160 respectively. The technology was delivered and accepted by the customer in the June 2005 quarter and is being, together with the support fees, recognized as earned, at a rate of $20 per month, over the four year term of the agreement.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes from the information presented in Item 7A of the Company’s Annual Report on Form 10-K for the year ended March 31, 2006, with respect to the Company’s quantitative and qualitative disclosures about market risks.

ITEM 4.	CONTROLS AND PROCEDURES

As of June 30, 2006 (the end of the period covered by this report), our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

No change occurred in our internal controls concerning financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is subject to litigation from time to time arising in the ordinary course of its business. The Company does not believe that any such litigation is likely, individually or in the aggregate, to have a material adverse effect on the financial condition of the Company.

ITEM 1A.	RISK FACTORS

Reference is made to the risk factors enumerated in our Annual Report on Form 10-K for the year ended March 31, 2006. The following risk factor should also be considered.

We are Dependent on Development of New Products and Titles to Reverse the Downward Trend in U.S. Consumer Sales. We depend to a large extent on the introduction of successful new products and titles and enhancements of existing products to generate sales growth and replace declining revenues from certain older products and titles. If we do not develop new products or attractive enhancements at competitive price points on a timely basis, we may not be successful in reversing the current downward trend in North American consumer sales which could have a material adverse effect on our business.

ITEM 5.	OTHER INFORMATION

ROLODEX® is a registered trademark of Berol Corporation, a subsidiary of Newell Rubbermaid, Inc. Seiko® is registered trademark of Seiko, Inc.

ITEM 6.	EXHIBITS

(a)	Exhibits

10.1*	Share Sale and Transfer Agreement among Hans Kreutzfeldt, Nina Kreutzfeldt, Simon Kreutzfeldt and Franklin Electronic Publishers, Incorporated dated as of July 25, 2006.

10.2*	Earn Out Agreement among Hans Kreutzfeldt, Nina Kreutzfeldt, Simon Kreutzfeldt and Franklin Electronic Publishers, Incorporated dated as of July 25, 2006.

10.3*	Amendment of Contract of Employment between Franklin Electronic Publishers (Deutschland) GmbH and Walter Schillings dated June 19, 2006.

10.4*	Management Agreement between Franklin Electronic Publishers, Inc. and Centaurus Limited dated December 13, 2004.

10.5*	Amendment to Management Agreement between Franklin Electronic Publishers, Inc. and Centaurus Limited dated June 13, 2005.

10.6*	Amendment to Management Agreement between Franklin Electronic Publishers, Inc. and Centaurus Limited dated December 13, 2005.

31.1*	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

Date: August 14, 2006	/s/ Barry J. Lipsky
Barry J. Lipsky
President and Chief Executive Officer (Duly Authorized Officer)

Date: August 14, 2006	/s/ Arnold D. Levitt
Arnold D. Levitt
Senior Vice President,
Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)