Form 10-Q
period 2006-09-30
FRANKLIN ELECTRONIC PUBLISHERS INC
filed 2006-11-14
CIK 356841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

OR

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

Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes        No X

NUMBER OF SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE

OUTSTANDING AS OF NOVEMBER 8, 2006: 8,217,921

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2006	March 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,033	$3,710
Short-term investments	4,108	6,981
Accounts receivable, less allowance for doubtful accounts of $314 and $280	9,565	6,717
Inventories	12,608	7,492
Prepaids and other assets	1,829	1,637

TOTAL CURRENT ASSETS	30,143	26,537

PROPERTY AND EQUIPMENT	1,654	1,607

OTHER ASSETS:
Deferred income tax asset	5,700	5,700
Trademark and goodwill	3,160	2,265
Software development costs	3,368	3,642
Other assets	2,948	3,270

TOTAL OTHER ASSETS	15,176	14,877

TOTAL ASSETS	$46,973	$43,021

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$12,375	$8,338
Revolving credit facility	2,000	—
Current portion of long-term liabilities - Other	130	77

TOTAL CURRENT LIABILITIES	14,505	8,415

OTHER LIABILITIES	1,129	1,136
DEFERRED REVENUE	686	740
DEFERRED GAIN ON SALE AND LEASEBACK	4,255	4,478

SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value, authorized 50,000,000 shares, issued and outstanding, 8,217,921 and 8,209,771 shares	82	82
Additional paid in capital	50,675	50,650
Retained earnings (deficit)	(23,376)	(21,439)
Foreign currency translation adjustment	(983)	(1,041)

TOTAL SHAREHOLDERS’ EQUITY	26,398	28,252

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$46,973	$43,021

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except for per share data)

(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
SALES	$12,276	$13,898	$24,061	$31,550
COST OF SALES	6,740	7,155	13,203	16,209

GROSS MARGIN	5,536	6,743	10,858	15,341

EXPENSES:
Sales and marketing	3,862	4,127	7,527	8,650
Research and development	1,131	861	2,096	2,005
General and administrative	1,606	1,595	3,295	3,601

Total operating expenses	6,599	6,583	12,918	14,256

OPERATING INCOME (LOSS)	(1,063)	160	(2,060)	1,085
Interest expense, net	56	(77)	165	(88)
Other, net	113	83	14	102

INCOME (LOSS) BEFORE INCOME TAXES	(894)	166	(1,881)	1,099
INCOME TAX PROVISION	4	42	56	77

NET INCOME (LOSS)	(898)	124	(1,937)	1,022

PREFERRED STOCK DIVIDEND	—	—	—	122
INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$(898)	$124	$(1,937)	$900

INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.11)	$0.02	$(0.24)	$0.11

Diluted	$(0.11)	$0.01	$(0.24)	$0.11

WEIGHTED AVERAGE COMMON SHARES:
Basic	8,218	8,152	8,217	8,139

Diluted	8,218	8,661	8,217	8,559

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except for share data)

			Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income *	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
BALANCE—MARCH 31, 2006	8,209,771	$82	$50,650	$(21,439)	$(1,041)	$28,252
Issuance of common shares and amortization of deferred compensation expense for shares issued for services	5,450		9			9
Issuance of common shares under employee stock option plan	2,700		3			3
Value of stock options granted			13			13
Income (loss) for the period				(1,937)		(1,937)
Foreign currency translation adjustment					58	58

BALANCE—SEPTEMBER 30, 2006 (unaudited)	8,217,921	$82	$50,675	$(23,376)	$(983)	$26,398

*	Comprehensive income, i.e., net loss, plus, or less, the change in foreign currency balance sheet translation adjustments, totaled $1,879 for the six months ended September 30, 2006.

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$(1,937)	$1,022
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Depreciation and amortization	1,675	1,308
Provision for losses on accounts receivable	67	67
Gain on disposal of property and equipment	(34)	(5)
Stock issued for services	14	—
Source (use) of cash from change in operating assets and liabilities:
Accounts receivable	(2,875)	(4,720)
Inventories	(5,117)	(2,638)
Prepaids and other assets	(171)	1,097
Accounts payable and accrued expenses	3,591	1,450
Deferred revenue	54	860
Other, net	(8)	4

NET CASH USED IN OPERATING ACTIVITIES	(4,741)	(1,555)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(515)	(385)
Proceeds from sale of property and equipment	49	5
Investment in Kreutzfeldt Electronic Publishing	(810)	—
Software development costs	(479)	(944)
Short term investments	2,873	—
Change in other assets	(119)	(75)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	999	(1,399)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	2,000	3,000
Cash dividends on preferred stock	—	(122)
Proceeds from issuance of common shares	3	180
Other liabilities	4	(38)

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,007	3,020
EFFECT OF EXCHANGE RATE CHANGES ON CASH	58	(52)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,677)	14
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,710	2,786

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,033	$2,800

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands)

Reference is made to the financial statements included in the Company’s Annual Report (Form 10-K) filed with the Securities and Exchange Commission for the year ended March 31, 2006.

The financial statements for the periods ended September 30, 2006 and 2005 are unaudited and include all adjustments necessary to a fair presentation of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full year.

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

Quarter ended September 30, 2006	North America	Europe	Other International	Other Domestic	Corporate	Consolidated
Sales	$7,033	$3,437	$1,618	$188	$—	$12,276
Cost of sales	3,350	1,513	815	22	1,040	6,740

Gross margin	3,683	1,924	803	166	(1,040)	5,536
Operating expenses:
Sales and marketing	2,258	657	328	45	574	3,862
Research and development	—	—	—	82	1,049	1,131
General and administrative	152	213	87	71	1,083	1,606

Total expense	2,410	870	415	198	2,706	6,599
Operating income	$1,273	$1,054	$388	$(32)	$(3,746)	$(1,063)

Quarter ended September 30, 2005	North America	Europe	Other International	Other Domestic	Corporate	Consolidated
Sales	$8,630	$3,261	$1,695	$312	$—	$13,898
Cost of sales	4,355	1,733	791	71	205	7,155

Gross margin	4,275	1,528	904	241	(205)	6,743
Operating expenses:
Sales and marketing	2,717	565	565	—	279	4,126
Research and development	—	—	—	35	826	861
General and administrative	162	159	64	1	1,209	1,595

Total expense	2,879	724	629	36	2,314	6,582
Operating income	$1,396	$804	$275	$205	$(2,519)	$161

FRANKLIN ELECTRIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited, in thousands)

Six months ended September 30, 2006	North America	Europe	Other International	Other Domestic	Corporate	Consolidated
Sales	$15,198	$6,019	$2,444	$400	$—	$24,061
Cost of sales	7,633	2,659	1,214	69	1,628	13,203

Gross margin	7,565	3,360	1,230	331	(1,628)	10,858
Operating expenses:
Sales and marketing	4,299	1,362	634	117	1,115	7,527
Research and development	—	—	—	166	1,930	2,096
General and administrative	324	427	170	73	2,301	3,295

Total expense	4,623	1,789	804	356	5,346	12,918
Operating income	$2,942	$1,571	$426	$(25)	$(6,974)	$(2,060)

Six months ended September 30, 2005	North America	Europe	Other International	Other Domestic		Corporate	Consolidated
Sales	$20,440	$6,494	$2,372	$2,244	*	$—	$31,550
Cost of sales	10,152	3,131	1,101	1,189		636	16,209

Gross margin	10,288	3,363	1,271	1,055		(636)	15,341
Operating expenses:
Sales and marketing	5,752	1,172	790	1		935	8,650
Research and development	—	—	—	73		1,932	2,005
General and administrative	299	370	136	3		2,793	3,601

Total expense	6,051	1,542	926	77		5,660	14,256
Operating income	$4,237	$1,821	$345	$978		$(6,296)	$1,085

*	The June 2005 Quarter includes revenue of $1,700 from the delivery during the quarter of technology pursuant to a non-recurring technology development and licensing agreement.

FRANKLIN ELECTRIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited, in thousands)

For the three and six month periods ended September 30, 2006 and September 30, 2005 no customer accounted for more than 10% of the Company’s revenue.

For the quarter ended September 30, 2006, four suppliers each accounted for more than 10% of the Company’s purchases of inventory. The four suppliers individually accounted for 11%, 16%, 16% and 29% of inventory purchases. For the six months ended September 30, 2006, four suppliers each accounted for more than 10% of the Company’s purchases of inventory. The four suppliers individually accounted for 15%, 15%, 17% and 25% of inventory purchases.

For the quarter ended September 30, 2005, two suppliers accounted for more than 10% of the Company’s purchases of inventory. The two suppliers accounted for 35% and 28% of inventory purchases. For the six months ended September 30, 2005, two suppliers accounted for more than 10% of the Company’s purchases of inventory. The two suppliers accounted for 28% and 26% of inventory purchases.

STOCK OPTIONS

Effective, April 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Share-Based Payment,” which establishes accounting for stock-based awards exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). The Company amortizes stock-based compensation by using the straight-line method. The Company elected to adopt the modified prospective transition method as provided by SFAS 123(R). In accordance with the requirements of the modified prospective transition method, consolidated financial statements for prior year periods have not been restated to reflect the fair value method of expensing share-based compensation.

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

The results of operations for the six months ended September 30, 2006 include non-cash compensation expense of approximately $13 for the amortization of stock option expense for options granted prior to the adoption of SFAS 123(R).

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

FRANKLIN ELECTRIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited, in thousands)

KREUTZFELDT ELECTRONIC PUBLISHING GMBH

On July 25, 2006, the Company entered into a Share Sale and Transfer Agreement (the “Share Agreement”) and Earn Out Agreement (the “Earn Out Agreement”) with Kreutzfeldt Electronic Publishing GmbH, a limited liability company incorporated under the laws of Germany (“Kreutzfeldt”), to purchase 100% of the outstanding shares of Kreutzfeldt for a cash purchase price of €500,000 (approximately $629,000) subject to an additional payment by the Company of up to €1,550,000 (approximately $1,950,000) based upon Kreutzfeldt earnings from April 1, 2007 through March 31, 2017. The additional payments pursuant to the Earn Out Agreement will be 50% in cash and 50% in common stock of the Company, until the proportion of cash to stock as determined by the total consideration paid (including the initial purchase price) consists of 75% cash and 25% common stock. Thereafter, the additional payments will be 75% in cash and 25% in common stock.

PREFERRED STOCK

On June 30, 2005, the Company paid a cash dividend of $122 on its Preferred Stock. In January 2006 the Company redeemed all of its remaining outstanding Preferred Stock.

JOINT VENTURE AGREEMENT

During the September quarter we entered into a joint venture relationship with Keysbond Ltd. of Hong Kong, an electronics development and manufacturing concern, under which Franklin and Keysbond have incorporated and jointly own Embedded Linguistic Solutions (HK) Ltd., a new software development company based in Hong Kong. We expect that a portion of our software development work for each of our respective products will be undertaken by the new joint venture company. The agreement obligates Franklin to make certain minimum purchases from Keysbond during the term of the agreement, including minimum purchases of $4,500 during the first year of the agreement, which approximates our current purchasing levels. Subsequent minimums will be based on 7.5% of Franklin’s net sales for the preceding year. For the twelve months ended March 31, 2006, Franklin purchased approximately $5,100 of product from Keysbond. If the minimum purchases are not attained Franklin will pay to Keysbond a penalty of 10% of any shortfall. Franklin has contracted with Keysbond for development and manufacturing services since 2001. The joint venture will be accounted for by Franklin under the equity method of accounting.

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

FRANKLIN ELECTRIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited, in thousands)

RECENT ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair-value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair-value measurements would be separately disclosed by level within the fair-value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not believe the adoption of SFAS No. 157 will have a material impact on its financial statements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB No. 87, 88, 106, and 132 (R).” SFAS No. 158 requires the recognition of the overfunded or underfunded status of defined benefit postretirement plans as assets or liabilities on the balance sheet, with changes to the funded status recognized through comprehensive income in the year in which they occur. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not believe the adoption of SFAS No. 158 will have a material impact on its financial statements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements In Current year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. This statement is effective for fiscal years beginning after November 15, 2006.

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

RESULTS OF OPERATIONS

Overview

For the quarter ended September 30, 2006, net income decreased by $1,022 to a loss of $898 from income of $124 in the same period last year. The decrease is due primarily to lower sales of $1,622 and a lower gross margin percentage which resulted in reduced gross margin of $1,207.

For the six months ended September 30, 2006, net income decreased by $2,959 to a loss of $1,937 from income of $1,022 in the same period last year. The decrease is due primarily to lower sales of $7,489 and reduced gross margin percentage which resulted in reduced gross margin dollars of $4,483 partially offset by a reduction in operating expense of $1,338 and an improvement in interest expense, net, of $253.

The decrease in net income of $2,959 and the decrease in sales of $7,489 is due primarily to a downtrend in sales of our US consumer division which have shown a year over year decline for the last seven quarters. The primary reason for the decline is that at certain retail customers, accounting for a significant percentage of our US consumer sales, some items in our product category have reached maturity and have been displaced by other higher traffic products with greater year-round performance versus our more seasonal relevance. Several of these more mature products such as our monolingual English dictionaries have had sales declines of 25% during the last two years. To attempt to offset this decline we have introduced several new products and are continuing to develop new products and we are introducing product lines into new domestic channels such as bookstores and new geographic markets.

A significant portion of our Proximity Technology division sales are dependant upon a few contracts with major customers, many of which are not of a recurring nature. In fiscal 2006, we had two contracts aggregating $3,500 in revenue and anticipate a significant decrease in the revenue of the Proximity division for fiscal 2007.

Our Proximity Technology division revenue for the six months ended September 30, 2006 was $305 compared with $2,047 in the same period last year, as the June 2005 quarter included revenue of $1,700 from the delivery during the quarter of technology pursuant to a non-recurring technology development and licensing agreement.

Three months ended September 30, 2006 compared with three months ended September 30, 2005:

Net Sales

Sales of $12,276 for the quarter ended September 30, 2006 decreased by $1,622 from sales of $13,898 for the same quarter last year. The decline in sales was primarily in our North American division where sales decreased by $1,597 to $7,033 from $8,630, in the same period last year as sales to a major customer declined by approximately $965 pursuant to a product line re-evaluation. This customer began to order product again in October 2006. Product returns required to open shelf space for new products and markdown allowances also impacted results for the period. Higher sales of $509 in our Central European region were partially offset by a decline in our UK sales of $326 during the quarter primarily because of reduced inventory levels being carried by our distributor.

Gross Margin

Gross margin declined by $1,207 primarily because of lower sales of $1,622 resulting in lower gross margin of $787 and a decline of 4% in gross margin percentage resulting in an additional loss of $420 in margin dollars. The lower gross margin percentage was in our US operations and resulted primarily from increased mark down and promotion allowances granted to certain customers and higher software amortization associated with release of certain new products in the current year. The decline in North America’s gross margin was partially offset by increased gross margin in Europe.

Operating Expenses

Total operating expenses increased slightly to $6,599 in the current quarter from $6,583 in the same period last year. Sales and marketing expenses declined by $265 to $3,862 (32% of sales) from $4,127 (30% of sales) primarily due to lower advertising costs of $260. Research and development expenses increased by $270 to $1,131 (9% of sales) from $861 (6% of sales) last year. The increase resulted from lower capitalization of software development work of $437 (increasing the net expense) in the current year, as certain major projects were completed and higher professional fees of $45, partially offset by reduced personnel costs of $244. General and administrative expenses increased by $11 to $1,606 (13% of sales) from $1,595 (11% of sales) last year.

Interest Expense, net

In the current period, there was interest income of $56 compared with net interest expense of $77 in the prior year period. The income resulted from the investment of the proceeds from the sale of our headquarters building in January 2006 and reduced borrowings in the current period.

Other, net

Other, net was a gain of $113 for the quarter ended September 30, 2006 compared with a gain of $83 in the same period last year. The current year includes a gain of $100 which we received on the settlement of a a patent claim. For the quarter we recorded gains on our program of selling euros at current rates for future settlement of $40 compared with a gain of $6 in the same quarter last year. These improvements were partly offset by a loss of $13 on the repatriation of funds from our foreign subsidiaries in the quarter ended September 30, 2006, compared with a gain of $101 in the same period last year.

Net Income

For the quarter ended September 30, 2006, net income decreased by $1,022 to a loss of $898 from income of $124 in the same period last year. The decrease is due primarily to lower sales of $1,622 and a lower gross margin percentage which resulted in reduced gross margin of $1,207.

We have operations in a number of foreign countries and record sales and incur expenses in various foreign currencies. As the values of these currencies fluctuate from year to year against the US dollar, our revenues, operating expenses and results of operations are impacted. For the quarter ended September 30, 2006, approximately 28% of our sales were denominated in currencies other than the US dollar. For the quarter ended September 30, 2006, our sales and gross margin benefited by approximately $121 from the year over year change in exchange rates for the various currencies (primarily the euro) in which we operate, while our selling, general and administrative expenses increased by approximately $37 due to the fluctuations in exchange rates. The change in exchange rates had no effect on our research and development expense or cost of sales. The net effect of the year over year fluctuations in exchange rates on our results of operations for the quarter ended September 30, 2006 was an increase in income of approximately $84.

Six months ended September 30, 2006 compared with six months ended September 30, 2005:

Net Sales

Sales of $24,061 for the six months ended September 30, 2006 decreased by $7,489 from sales of $31,550 for the same period last year, which included $1,700 of sales in our Proximity Technology division from the delivery of technology pursuant to a technology development and licensing agreement. The decline in sales was primarily in our North American division where back to school promotions for two major customers declined by $1,800. One of these customers ceased purchases in our category during the June quarter. They subsequently began purchasing again in July. The other customer indicated that our proposed promotion did not meet its value requirements although we are still actively selling other product to this customer. Sales to another major customer declined by $1,500 pursuant to a product line re-evaluation. This customer began to order product again in October 2006. There was also a decline of $500, primarily relating to a back to school promotion, due to a change in terms with another major customer resulting in a deferral of revenue to future periods.

Our sales in the UK declined by $769 during the six months ended September 30, 2006 primarily because of reduced inventory levels being carried by our distributor and the sell-in of several new products in the same period last year.

Gross Margin

Gross margin declined by $4,483 primarily because of lower sales of $7,489 resulting in lower gross margin of $3,641 and a decline of 4% in gross margin percentage resulting in an additional loss of $842 in margin dollars. The lower gross margin percentage was in our US operations resulting primarily from increased mark down and promotion allowances granted to certain customers and higher software amortization associated with release of certain new products in the current year. The decline in North America’s gross margin was partially offset by increased gross margin in Europe.

Operating Expenses

Total operating expenses declined to $12,918 in the six months ended September 30, 2006 from $14,256 in the same period last year. Sales and marketing expenses declined by $1,123 to $7,527 (32% of sales) from $8,650 (27% of sales) primarily due to lower market development expense of $316, reduced advertising expenses of $393, lower postage and freight costs of $174, lower commissions expense of $108 and reduced professional fees of $130. Research and development expenses increased by $91 to $2,096 (9% of sales) from $2,005 (6% of sales) last year. The increase resulted from lower capitalization of software development work of $518 (increasing the net expense) in the current year as certain major projects were completed and higher professional fees of $108, partially offset by reduced personnel costs of $525. General and administrative expenses declined by $306 to $3,295 (14% of sales) from $3,601 (11% of sales) last year. The decline resulted from lower personnel costs of $470 (primarily from the absence of bonus accruals) partly offset by increased rent expense of $236, as the company began to lease its headquarters building in January 2006.

Interest Expense, net

For the six month ended September 30, 2006 we had net interest income of $165 compared with net interest expense of $88 in the same period last year. The income resulted from the investment of the proceeds from the sale of our headquarters building in January 2006 and reduced borrowings in the current period.

Other, net

Other, net was a gain of $14 for the six months ended September 30, 2006 compared with a gain of $102 in the same period last year. The current year period includes a gain of $100 which we received on the settlement of a patent claim. For the six months ended September 30, 2006 we recorded a loss on our program of selling euros at current rates for future settlement of $76 compared to a gain of $141 in the same period last year. We recorded a loss of $13 on the repatriation of funds from our foreign subsidiaries in the six months ended September 30, 2006, compared with a loss of $36 in the same period last year.

Net Income

For the six months ended September 30, 2006, net income decreased by $2,959 to a loss of $1,937 from income of $1,022 in the same period last year. The decrease is due primarily to lower sales of $7,489 and reduced gross margin percentage which resulted in reduced gross margin dollars of $4,483 partially offset by a reduction in operating expenses of $1,338 and an improvement in interest expense, net of $253.

We have operations in a number of foreign countries and record sales and incur expenses in various foreign currencies. As the values of these currencies fluctuate from year to year against the US dollar, our revenues, operating expenses and results of operations are impacted. For the six months ended September 30, 2006, approximately 26% of our sales were denominated in currencies other than the US dollar. For the six months ended September 30, 2006, our sales and gross margin benefited by approximately $122 from the year over year change in exchange rates for the various currencies (primarily the euro) in which we operate, while our selling, general and administrative expenses increased by approximately $41 due to the fluctuations in exchange rates. The change in exchange rates had no effect on our research and development expense or cost of sales. The net effect of the year over year fluctuations in exchange rates on our results of operations for the six months ended September 30, 2006 was an increase in income of approximately $81.

We enter into forward foreign exchange contracts to offset the impact of changes in the value of the Euro on our revenue, operating expense and net income and to protect the cash flow from our existing assets valued in foreign currency. Although economic gains or losses on these contracts are generally offset by the gains or losses on underlying transactions, we seek to minimize our foreign currency exposure on a macro basis rather than at the transactional level. We only enter into contracts with major financial institutions that have an “A” (or equivalent) credit rating. All outstanding foreign exchange contracts are marked-to market at the end of each accounting period with unrealized gains and losses included in results of operations

As of September 30, 2006 we had two outstanding foreign exchange contracts in the amount of 1,500 and 1,000 euros (equivalent to total US dollars of $3,170) with a combined unrealized loss of $66 and expiration dates of October 2006 and February 2007 respectively . The unrealized loss was included in results of operations under the Other, net caption with the offsetting balance included in the Accounts Payable and Accrued Expenses caption of our balance sheet.

As of September 30, 2005 we did not have any outstanding foreign exchange contracts. A realized gain of $129 on a contract which was closed on September 27, 2005 was included in results of operations under the Other, net caption with the offsetting balance included in Other Receivables which is included in the Accounts Receivable caption on our balance sheet.

Changes in Financial Condition

Accounts receivable increased by $2,848 to $9,565 at September 30, 2006 from $6,717 at March 31, 2006 primarily because of a seasonal increase in sales of $2,098 during the September 2006 quarter compared with the March 2006 quarter and the extension of the payment terms to a major customer. Inventory increased by $5,116 to $12,608 on September 30, 2006 from $7,492 on March 31, 2006 due to normal seasonal increases as we build inventory for the holiday selling season and lower than forecast sales during the six month period. We have reduced purchase orders for the third and fourth fiscal quarters to bring inventory back to target levels. Accounts payable and accrued expenses and the balance of our borrowings under our credit facility increased by $4,037 and $2,000 respectively because of our seasonal inventory needs and cash requirements.

Liquidity and Capital Resources

We had cash and cash equivalents of $2,033 and short-term investments of $4,108 at September 30, 2006 compared with cash and cash equivalents of $3,710 and short-term investments of $6,981 as of March 31, 2006. The decline was due primarily to the investment in Kreutzfeldt of $810 during the September 2006 quarter, the current year loss from operations and seasonal cash requirements.

In January 2006, we entered into a sale and leaseback transaction for our headquarters building. Net cash received of approximately $9,700 was used to eliminate outstanding borrowings and redeem our outstanding Preferred Stock, with the balance invested in short-term investments.

On December 7, 2004, we entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association (“PNC”). The Credit Agreement replaced a financing arrangement that expired by its terms on December 7, 2004. The Credit Agreement provides for a $20,000 revolving credit facility (the “Loan”) for the Company. At our option, Loans under the Credit Agreement will be either Domestic Rate Loans based on PNC’s Base Rate with the interest rate varying from the PNC Base Rate minus 50 basis points to the PNC Base Rate plus 50 basis points or LIBOR Rate Loans with the interest rate varying from LIBOR plus 100 basis points to LIBOR plus 225 basis points, both rates depending upon the ratio of our Funded Debt to EBITDA and the composition of collateral provided. Loans under the Credit Agreement are secured by substantially all of the assets of the Company. The Credit Agreement contains certain financial covenants and restrictions on indebtedness, business combinations and other related items. As of September 30, 2006 we were in compliance with all covenants other than the covenant pertaining to the ratio of EBITDA to fixed charges for which we received a waiver from PNC Bank.

We rely primarily on our operating cash flow to support our operations. Over the last three fiscal years we generated cash flow from operations of $17,978. This operating cash flow is supplemented by our Credit Agreement to meet seasonal financing needs. We believe our cash flow from operations and existing cash and short-term investment balances will be adequate to satisfy our cash needs for the next twelve months. We anticipate receiving a waiver of the fixed charge covenant for future periods at which time borrowing under our Credit Agreement will supplement our existing cash and short-term investments to satisfy our cash needs The amount of credit available under the facility at any time is based upon a formula applied to our accounts receivable and inventory. As of September 30, 2006, we had credit available of $11,771 of which $2,000 was drawn down and $9,771 remained available. Our credit availability and borrowings under the facility fluctuate during the year because of the seasonal nature of our business. During the year ended March 31, 2006, maximum availability and borrowings under our Credit Agreement approximated $18,750 and $4,775 respectively. We do not have any significant capital leases and anticipate that depreciation and amortization for fiscal 2007 will exceed planned capital expenditures.

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

Asset Impairment—In assessing the recoverability of our fixed assets, goodwill and other non-current assets, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors. During the year ended March 31, 2002, we recorded a charge for impairment in the value of our license for the ROLODEX® Electronics trademark of $11,147. In the year ended March 31, 2005, we recorded an additional charge of $1,531 related to the value of this asset. As of March 31, 2005 the asset was recorded at its estimated fair value.

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

Deferred Tax Asset—As of March 31, 2006 we had income tax benefits of $16,852 which were available to be utilized against future earnings. We have provided an income tax valuation allowance of $11,152 against this tax asset. The remaining $5,700 balance is based upon our estimate of taxes that would be due and offset against our net operating loss carried forward, based upon our estimate of future earnings. At the end of each fiscal year we forecast our future earnings and taxable income and consider the adequacy of the valuation allowance, against our tax loss carry-forward, as it relates to the forecast of future earnings.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes from the information presented in Item 7A of the Company’s Annual Report on Form 10-K for the year ended March 31, 2006, with respect to the Company’s quantitative and qualitative disclosures about market risks.

ITEM 4.	CONTROLS AND PROCEDURES

As of September 30, 2006 (the end of the period covered by this report), our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

No change occurred in our internal controls concerning financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

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

We May Not Develop New Products and Titles Sufficient or Timely Enough to Reverse the Downward Trend in U.S. Consumer Sales. We depend to a large extent on the introduction of successful new products and titles and enhancements of existing products to generate sales growth and replace declining revenues from certain older products and titles. If we do not develop new products or attractive enhancements at competitive price points on a timely basis, we may not be successful in reversing the current downward trend in North American consumer sales which will have a material adverse effect on our business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on August 23, 2006. Reference is made to the Company’s Proxy Statement furnished to shareholders in connection with the solicitation of proxies for the Annual Meeting. In connection with the annual election of directors, eight incumbent directors were re-elected with Edward H. Cohen receiving 7,209,316 votes with 237,148 votes withheld; Barry Lipsky receiving 7,312,743 with 133,721 votes withheld; Leonard M. Lodish receiving 7,352,943 with 93,521 votes withheld; William H. Turner receiving 7,350,643 with 95,821 votes withheld; Howard L. Morgan receiving 7,330,277 with 116,187 votes withheld; James Meister receiving 7,330,277 with 116,187 votes withheld; Jerry R. Schubel receiving 7,352,943 with 93,521 votes withheld; and James H. Simons receiving 7,351,043 with 95,421 votes withheld. Shareholders ratified the appointment of Radin, Glass & Co. as auditors for the Company’s 2007 fiscal year by vote of 7,413,569 in favor, 25,885 votes against, and 7,010 abstentions.

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

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

Date: November 14, 2006	/s/ Barry J. Lipsky
Barry J. Lipsky
President and Chief Executive Officer
(Duly Authorized Officer)

Date: November 14, 2006	/s/ Arnold D. Levitt
Arnold D. Levitt
Senior Vice President,
Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)