Form 10-Q
period 2006-12-31
FRANKLIN ELECTRONIC PUBLISHERS INC
filed 2007-02-14
CIK 356841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2006

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

OUTSTANDING AS OF FEBRUARY 9, 2007: 8,217,921

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	December 31, 2006	March 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,145	$3,710
Short-term investments	4,133	6,981
Accounts receivable, less allowance for doubtful accounts of $313 and $280	11,816	6,717
Inventories	9,801	7,492
Prepaids and other assets	1,460	1,637

TOTAL CURRENT ASSETS	28,355	26,537

PROPERTY AND EQUIPMENT	1,608	1,607

OTHER ASSETS:
Deferred income tax asset	5,700	5,700
Trademark and goodwill	3,019	2,265
Software development costs	3,169	3,642
Other assets	3,122	3,270

TOTAL OTHER ASSETS	15,010	14,877

TOTAL ASSETS	$44,973	$43,021

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$10,329	$8,338
Revolving credit facility	1,700	—
Current portion of long-term liabilities - Other	129	77

TOTAL CURRENT LIABILITIES	12,158	8,415

OTHER LIABILITIES	1,114	1,136
DEFERRED REVENUE	605	740
DEFERRED GAIN ON SALE AND LEASEBACK	4,144	4,478
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value, authorized 50,000,000 shares, issued and outstanding, 8,217,921 and 8,209,771 shares	82	82
Additional paid in capital	50,685	50,650
Retained earnings (deficit)	(22,983)	(21,439)
Foreign currency translation adjustment	(832)	(1,041)

TOTAL SHAREHOLDERS’ EQUITY	26,952	28,252

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$44,973	$43,021

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except for per share data)

(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
SALES	$17,179	$17,894	$41,240	$49,444
COST OF SALES	9,068	7,905	22,271	24,114

GROSS MARGIN	8,111	9,989	18,969	25,330

EXPENSES:
Sales and marketing	4,717	4,843	12,244	13,493
Research and development	1,062	1,103	3,158	3,108
General and administrative	1,699	1,900	4,994	5,501

Total operating expenses	7,478	7,846	20,396	22,102

OPERATING INCOME (LOSS)	633	2,143	(1,427)	3,228
Interest income (expense), net	1	(36)	166	(124)
Other, net	(81)	(1)	(67)	101

INCOME (LOSS) BEFORE INCOME TAXES	553	2,106	(1,328)	3,205
INCOME TAX PROVISION	160	111	216	188

NET INCOME (LOSS)	393	1,995	(1,544)	3,017

PREFERRED STOCK DIVIDEND	—	121	—	243
INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$393	$1,874	$(1,544)	$2,774

INCOME (LOSS) PER COMMON SHARE:
Basic	$0.05	$0.23	$(0.19)	$0.34

Diluted	$0.05	$0.22	$(0.19)	$0.32

WEIGHTED AVERAGE COMMON SHARES:
Basic	8,218	8,200	8,217	8,135

Diluted	8,330	8,572	8,217	8,547

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except for share data)

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income *	Total Shareholders’ Equity
	Shares	Amount
BALANCE - MARCH 31, 2006	8,209,771	$82	$50,650	$(21,439)	$(1,041)	$28,252
Issuance of common shares and amortization of deferred compensation expense for shares issued for services	5,450		12			12
Issuance of common shares under employee stock option plan	2,700		3			3
Value of stock options granted			20			20
Loss for the period				(1,544)		(1,544)
Foreign currency translation adjustment					209	209

BALANCE - DECEMBER 31, 2006 (unaudited)	8,217,921	$82	$50,685	$(22,983)	$(832)	$26,952

*	Comprehensive income (loss), i.e., net income (loss), plus, or less, the change in foreign currency balance sheet translation adjustments, totaled ($1,335) for the nine months ended December 31, 2006.

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$(1,544)	$3,017
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Depreciation and amortization	2,560	2,150
Provision for losses on accounts receivable	94	107
Gain on disposal of property and equipment	(34)	(5)
Value of stock options granted	20
Source (use) of cash from change in operating assets and liabilities:
Accounts receivable	(5,153)	(5,747)
Inventories	(2,310)	320
Prepaids and other assets	198	1,441
Accounts payable and accrued expenses	1,541	(777)
Deferred revenue	(135)	800
Other, net	(13)	2

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(4,776)	1,308
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(686)	(699)
Proceeds from sale of property and equipment	49	5
Investment in Kreutzfeldt Electronic Publishing	(852)
Software development costs	(679)	(1,480)
Short term investments	2,848	—
Change in other assets	(371)	(304)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	309	(2,478)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	1,700	1,500
Cash dividends on preferred stock	—	(243)
Proceeds from issuance of common shares	3	180
Other liabilities	(10)	(56)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,693	1,381
EFFECT OF EXCHANGE RATE CHANGES	209	(112)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,565)	99
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,710	2,786

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,145	$2,885

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands)

Reference is made to the financial statements included in the Company’s Annual Report (Form 10-K) filed with the Securities and Exchange Commission for the year ended March 31, 2006.

The financial statements for the periods ended December 31, 2006 and 2005 are unaudited and include all adjustments necessary to a fair presentation of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full year.

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

Quarter ended December 31, 2006	North America	Europe	Other International	Other Domestic	Corporate *	Consolidated
Sales	$10,300	$4,509	$2,109	$261	$—	$17,179
Cost of sales	4,912	1,941	1,117	43	1,055	9,068

Gross margin	5,388	2,568	992	218	(1,055)	8,111
Operating expenses:
Sales and marketing	2,651	1,061	409	44	552	4,717
Research and development	—	—	—	65	997	1,062
General and administrative	196	205	108	—	1,190	1,699

Total expense	2,847	1,266	517	109	2,739	7,478
Operating income	$2,541	$1,302	$475	$109	$(3,794)	$633

Quarter ended December 31, 2005	North America	Europe	Other International	Other Domestic	Corporate *	Consolidated
Sales	$10,864	$3,728	$1,289	$2,013	$—	$17,894
Cost of sales	4,796	1,622	598	(6)	895	7,905

Gross margin	6,068	2,106	691	2,019	(895)	9,989
Operating expenses:
Sales and marketing	3,016	897	465	1	464	4,843
Research and development	—	—	—	73	1,030	1,103
General and administrative	196	199	77	2	1,426	1,900

Total expense	3,212	1,096	542	76	2,920	7,846
Operating income	$2,856	$1,010	$149	$1,943	$(3,815)	$2,143

*	Represents unallocated costs.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands)

Nine months ended December 31, 2006	North America	Europe	Other International	Other Domestic		Corporate *	Consolidated
Sales	$25,498	$10,528	$4,553	$661		$—	$41,240
Cost of sales	12,545	4,600	2,331	112		2,683	22,271

Gross margin	12,953	5,928	2,222	549		(2,683)	18,969
Operating expenses:
Sales and marketing	6,950	2,423	1,043	161		1,667	12,244
Research and development	—	—	—	231		2,927	3,158
General and administrative	520	632	278	73		3,491	4,994

Total expense	7,470	3,055	1,321	465		8,085	20,396
Operating income	$5,483	$2,873	$901	$84		$(10,768)	$(1,427)

Nine months ended December 31, 2005	North America	Europe	Other International	Other Domestic		Corporate *	Consolidated
Sales	$31,304	$10,222	$3,661	$4,257	**	$—	$49,444
Cost of sales	14,948	4,753	1,699	1,183		1,531	24,114

Gross margin	16,356	5,469	1,962	3,074		(1,531)	25,330
Operating expenses:
Sales and marketing	8,768	2,069	1,255	2		1,399	13,493
Research and development	—	—	—	146		2,962	3,108
General and administrative	495	569	213	5		4,219	5,501

Total expense	9,263	2,638	1,468	153		8,580	22,102
Operating income	$7,093	$2,831	$494	$2,921		$(10,111)	$3,228

*	Represents unallocated costs.
**	The quarters ended June 30, 2005 and December 31, 2005 include revenue of $1,700 and $1,800, respectively, from the delivery during the quarters of technology pursuant to non-recurring technology development and licensing agreements.

For the three and nine month periods ended December 31, 2006 no customer accounted for more than 10% of the Company’s revenue. For the three month period ended December 31, 2005 one customer accounted for more than 10% of the Company’s revenue. Revenue from this customer was 10.1% and consisted solely of technology licensing revenue. For the nine month period ended December 31, 2005 no customer accounted for more than 10% of the Company’s revenue.

For the quarter ended December 31, 2006, four suppliers each accounted for more than 10% of the Company’s purchases of inventory. The four suppliers individually accounted for 10.4%, 14%, 25% and 29% of inventory purchases. For the nine months ended December 31, 2006, four suppliers each accounted for more than 10% of the Company’s purchases of inventory. The four suppliers individually accounted for 14%, 16%, 23% and 29% of inventory purchases.

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

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands)

STOCK OPTIONS

Effective April 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Share-Based Payment,” which establishes accounting for stock-based awards exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). The Company amortizes stock-based compensation by using the straight-line method. The Company elected to adopt the modified prospective transition method as provided by SFAS 123(R). In accordance with the requirements of the modified prospective transition method, consolidated financial statements for prior year periods have not been restated to reflect the fair value method of expensing share-based compensation.

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

The results of operations for the nine months ended December 31, 2006 include non-cash compensation expense of approximately $20 for the amortization of stock option expense for options granted prior to the adoption of SFAS 123(R).

MULTIPLE ELEMENT ARRANGEMENTS

The Company occasionally enters into multiple element arrangements, primarily involving its software technology. During the quarter ended June 30, 2005 the Company entered into a single significant multiple element arrangement which included technology licensing fees and annual support fees for a value of $800 and $160 respectively. The technology was delivered and accepted by the customer in the June 2005 quarter and is being, together with the support fees, recognized as earned, at a rate of $20 per month, over the four year term of the agreement.

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

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands)

JOINT VENTURE AGREEMENT

During the quarter ended September 30, 2006 the Company entered into a joint venture relationship with Keysbond Ltd. of Hong Kong, an electronics development and manufacturing concern, under which Franklin and Keysbond have incorporated and jointly own Embedded Linguistic Solutions (HK) Ltd., a new software development company based in Hong Kong. The Company expects that a portion of its software development work for each of its respective products will be undertaken by the new joint venture company. The agreement obligates Franklin to make certain minimum purchases from Keysbond during the term of the agreement, including minimum purchases of $4,500 during the first year of the agreement, which approximates its current purchasing levels. The first year of the agreement commenced September 2006. Subsequent minimums will be based on 7.5% of Franklin’s net sales for the preceding year. For the twelve months ended March 31, 2006, Franklin purchased approximately $5,100 of product from Keysbond. If the minimum purchases are not attained Franklin will pay to Keysbond a penalty of 10% of any shortfall. However, the agreement provides for a cure period in the year succeeding any shortfall if the purchases in the succeeding year exceed that year’s guaranty. Franklin has contracted with Keysbond for development and manufacturing services since 2001. The joint venture will be accounted for by Franklin under the equity method of accounting.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair-value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair-value measurements would be separately disclosed by level within the fair-value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not believe the adoption of SFAS No. 157 will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB No. 87, 88, 106, and 132 (R).” SFAS No. 158 requires the recognition of the overfunded or underfunded status of defined benefit postretirement plans as assets or liabilities on the balance sheet, with changes to the funded status recognized through comprehensive income in the year in which they occur. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not believe the adoption of SFAS No. 158 will have a material impact on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements In Current year Financial Statements.” SAB 108 was issued in order to elimate the diversity of practive surrounding how public companies quantify financial statement misstatements. This statement is effective for fiscal years beginning after November 15, 2006.

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

RESULTS OF OPERATIONS

Overview

For the quarter ended December 31, 2006, net income decreased by $1,602 to $393 from $1,995 in the same period last year. The decrease is due to reduced gross margin of $1,878 as the prior year period benefited from gross margin of approximately $1,743 related to the renewal of a three year technology license agreement. Partly offsetting this decrease in gross margin were lower operating expenses of $368 in the current year.

For the nine months ended December 31, 2006, net income decreased by $4,561 to a loss of $1,544 from income of $3,017 in the same period last year. The decrease is due primarily to lower sales of $8,204 and reduced gross margin percentage which resulted in reduced gross margin dollars of $6,361 which was partially offset by a reduction in operating expense of $1,706 and an improvement in interest expense (income), net, of $290.

The decrease in net income of $4,561 and the decrease in sales of $8,204 for the nine months ended December 31, 2006 is due primarily to a downtrend in sales of our US consumer division which have shown a year over year decline for the last eight quarters. The primary reason for the decline is that at certain retail customers, accounting for a significant percentage of our US consumer sales, some items in our product category have reached maturity and have been displaced by other higher traffic products with better year-round performance versus our more seasonal relevance. Several of these more mature products such as our monolingual English dictionaries have had sales declines of 25% during the last two years. To attempt to offset this decline we have introduced several new products and are continuing to develop additional new products. We are also introducing our product lines into new domestic channels such as bookstores and into new geographic markets.

A significant portion of our Proximity Technology division sales are dependant upon a few contracts with major customers, many of which are not of an annually recurring nature. In fiscal 2006, we had two contracts aggregating $3,500 in revenue. For the nine months ended December 31, 2006 revenue from our Proximity Technology division was $499 compared with $3,995 in the same period last year, as the quarters ended June 30 and December 31, 2005, included revenue of $1,700 and $1,800, respectively, from the delivery during the quarters of technology pursuant to non-recurring technology development and licensing agreements. Excluding these two agreements revenue in our Proximity Technology division was essentially unchanged during the nine-month period ended December 31, 2006 compared with the same period last year. Since Proximity Technology sales produce a significantly higher margin than other product sales, the decline in Proximity Technology sales in the nine month period ended December 31, 2006 had a disproportionately adverse effect on net income for the period.

Three months ended December 31, 2006 compared with three months ended December 31, 2005:

Net Sales

Sales of $17,179 for the quarter ended December 31, 2006 decreased by $715 from sales of $17,894 for the same quarter last year, which included sales of $1,800 in our Proximity Technology division from the delivery of technology pursuant to the renewal of a three year technology development and licensing agreement. Excluding the revenue from the prior year licensing agreement, year over year revenue increased by $1,085 due primarily to higher sales of $664 in Central Europe, increased UK sales of $114, sales of $380 of product to the Asian market in the current year and an improvement in other international sales of $439. Domestically, a decrease in US consumer sales of $667 was partially offset by higher direct marketing and education sales of $161 and $102, respectively.

Gross Margin

Gross margin percentage for the quarter ended December 31, 2006 decreased to 47% from 56% in the prior year. The decrease in the gross margin percentage was primarily attributable to the inclusion in the prior year of a three year technology and licensing agreement which resulted in gross margin of $1,743. Excluding this agreement the prior year gross margin was 51%. The remainder of the reduction in the gross margin percentage resulted primarily from increased mark down and promotion allowances granted to certain customers in our North American operations and inventory valuation provisions, primarily for one poorly performing product, in the current year.

Operating Expenses

Total operating expenses decreased by $368 to $7,478 in the current quarter from $7,846 in the same period last year. Sales and marketing expenses declined by $126 to $4,717 (27% of sales) from $4,843 (27% of sales) primarily due to lower advertising costs of $218, partially offset by higher postage and freight costs of $31 and increased education and recruitment expense of $42. Research and development expenses decreased by $41 to $1,062 (6% of sales) from $1,103 (6% of sales) last year. The decrease resulted from reduced consulting expense of $276 and a decrease in personnel costs of $209 offset by lower capitalization of software development work of $333 (increasing the net expense) in the current year, as certain major projects were completed, and higher outside engineering fees of $105. General and administrative expenses decreased by $201 to $1,699 (10% of sales) from $1,900 (11% of sales) last year. The decrease was attributable to lower salaries expense (primarily from the absence of bonus accruals), partially offset by higher consulting expense of $113 and increased rent expense of $126 as we began to lease our headquarters building in January 2006.

Interest Expense, net

In the current period, there was net interest income of $1 compared with net interest expense of $36 in the prior year period. The income resulted from the investment of the proceeds from the sale of our headquarters building in January 2006 and reduced borrowings in the current period.

Other, net

Other, net was a loss of $81 for the quarter ended December 31, 2006 compared with a loss of $1 in the same period last year. For the quarter we recorded a loss on our program of selling euros at current rates for future settlement of $100 compared with a gain of $37 in the same quarter last year. This swing was partly offset by a gain of $19 on the repatriation of funds from our foreign subsidiaries in the quarter ended December 31, 2006, compared with a loss of $45 in the same period last year.

Net Income

For the quarter ended December 31, 2006, net income decreased by $1,602 to a $393 from $1,995 in the same period last year. The decrease is due to reduced gross margin of $1,878 as the prior year benefited from gross margin of approximately $1,743 related to the renewal of a three technology license agreement. Partly offsetting the decrease in gross margin were lower operating expenses of $368 in the current year.

We have operations in a number of foreign countries and have sales and incur expenses in various foreign currencies. As the values of these currencies fluctuate from year to year against the US dollar, our revenues, operating expenses and results of operations are impacted. For the quarter ended December 31, 2006, approximately 31% of our sales were denominated in currencies other than the US dollar. For the quarter ended December 31, 2006, our sales and gross margin benefited by approximately $334 from the year over year change in exchange rates for the various currencies (primarily the euro) in which we operate, while our selling, general and administrative expenses increased by approximately $120 due to the fluctuations in exchange rates. The change in exchange rates had no effect on our research and development expense or cost of sales. The net effect of the year over year fluctuations in exchange rates on our results of operations for the quarter ended December 31, 2006 was an increase in income of approximately $214.

Nine months ended December 31, 2006 compared with nine months ended December 31, 2005:

Net Sales

Sales of $41,240 for the nine months ended December 31, 2006 decreased by $8,204 from sales of $49,444 for the same period last year, which included higher sales in our Proximity Technology division of $3,496 resulting primarily from the delivery in the June 2005 quarter of technology pursuant to a technology development and licensing agreement and the renewal during the December 2005 quarter of a three year technology licensing agreement. Excluding the decline in Proximity Technology sales, revenue decreased by $4,708 due primarily to a decline in sales of $5,801 in North America where back to school promotions for two major customers declined by $1,800. One of these customers ceased purchases in our category during the quarter ended June 30, 2006. They subsequently began purchasing again in July 2006. The other customer indicated that our proposed promotion did not meet its value requirements although we are still actively selling other product to this customer. Sales to another major customer declined by $1,500 pursuant to a product line re-evaluation. This customer began to order product again in October 2006. In addition, sales to three other major customers declined by a total of approximately $1,200 resulting primarily from higher returns in the current year relating to the transition to new products.

Our sales in the UK declined by $655 during the first nine months of the period ended December 31, 2006 primarily because of the sell-in of several new products in the same period last year while sales to our Central European and Asian markets increased during the nine month period by $964 and $809 respectively.

Gross Margin

Gross margin declined by $6,361 primarily because of lower sales of $8,204 resulting in lower gross margin of $4,203 and a decline of 5% in gross margin percentage, from 51% last year to 46% in the current year, resulting in an additional loss of $2,158 in margin dollars. The lower gross margin percentage was resulted primarily from increased mark down and promotion allowances granted to certain customers in our North American operations, higher software amortization associated with release of certain new products in the current year and inventory valuation provisions, primarily for one poorly performing product, in the current fiscal year. The decline in North America’s gross margin was partially offset by increased gross margin in Europe. In addition, the prior year’s gross margin percentage benefited from the higher margin technology and licensing agreements recorded in the prior year. Excluding these agreements the prior year gross margin percentage would have been 50%.

Operating Expenses

Total operating expenses declined to $20,396 in the nine months ended December 31, 2006 from $22,102 in the same period last year. Sales and marketing expenses declined by $1,249 to $12,244 (30% of sales) from $13,493 (27% of sales) primarily due to lower advertising expense of $931, lower commissions expense of $129 and reduced professional fees of $148. Research and development expenses increased by $50 to $3,158 (8% of sales) from $3,108 (6% of sales) last year. The increase resulted from lower capitalization of software development work of $776 (increasing the net expense) in the current year as certain major projects were completed, partially offset by reduced personnel costs of $741. General and administrative expenses declined by $507 to $4,994 (12% of sales) from $5,501 (11% of sales) last year. The decline resulted from lower personnel costs of $934 (primarily from the absence of bonus accruals) partly offset by increased rent expense of $362, as the company began to lease its headquarters building in January 2006, and higher consulting expense of $179.

Interest Expense, net

For the nine months ended December 31, 2006 we had net interest income of $166 compared with net interest expense of $124 in the same period last year. The income resulted from the investment of the proceeds from the sale of our headquarters building in January 2006 and reduced borrowings in the current period.

Other, net

Other, net was a loss of $67 for the nine months ended December 31, 2006 compared with a gain of $101 in the same period last year. For the nine months ended December 31, 2006 we recorded a loss on our program of selling euros at current rates for future settlement of $176 compared to a gain of $178 in the same period last year. We recorded a gain of $6 on the repatriation of funds from our foreign subsidiaries in the nine months ended December 31, 2006, compared with a loss of $81 in the same period last year. In addition, the current year period includes a gain of $100 from the settlement of a patent claim.

Net Income

For the nine months ended December 31, 2006, net income decreased by $4,561 to a loss of $1,544 from income of $3,017 in the same period last year. The decrease is due primarily to lower sales of $8,204 and reduced gross margin percentage which resulted in reduced gross margin dollars of $6,361 partially offset by a reduction in operating expense of $1,706 and an improvement in interest expense, net, of $290.

We have operations in a number of foreign countries and have sales and incur expenses in various foreign currencies. As the values of these currencies fluctuate from year to year against the US dollar, our revenues, operating expenses and results of operations are impacted. For the nine months ended December 31, 2006, approximately 28% of our sales were denominated in currencies other than the US dollar. For the nine months ended December 31, 2006, our sales and gross margin benefited by approximately $453 from the year over year change in exchange rates for the various currencies (primarily the euro) in which we operate, while our selling, general and administrative expenses increased by approximately $159 due to the fluctuations in exchange rates. The change in exchange rates had no effect on our research and development expense or cost of sales. The net effect of the year over year fluctuations in exchange rates on our results of operations for the nine months ended December 31, 2006 was an increase in income of approximately $294.

We enter into forward foreign exchange contracts to offset the impact of changes in the value of the Euro on our revenue, operating expense and net income and to protect the cash flow from our existing assets valued in foreign currency. Although economic gains or losses on these contracts are generally offset by the gains or losses on underlying transactions, we seek to minimize our foreign currency exposure on a macro basis rather than at the transactional level. We only enter into contracts with major financial institutions that have an “A” (or equivalent) credit rating. All outstanding foreign exchange contracts are marked-to market at the end of each accounting period with unrealized gains and losses included in results of operations

As of December 31, 2006 we had two outstanding foreign exchange contracts in the amount of 1,500 and 1,000 euros (equivalent to total US dollars of $3,300) with a combined unrealized loss of $116 and expiration dates of April 2007 and February 2007 respectively. The unrealized loss was included in results of operations under the Other, net caption with the offsetting balance included in the Accounts Payable and Accrued Expenses caption of our balance sheet.

As of December 31, 2005 we had one outstanding foreign exchange contract in the amount of 1,500 euros (equivalent to US Dollars of $1,776). An unrealized gain of $37 on the contract was included in results of operations under the Other, net caption with the offsetting balance included in Other Receivables which is included in the Accounts Receivable caption on our balance sheet.

Changes in Financial Condition

Accounts receivable increased by $5,099 to $11,816 at December 31, 2006 from $6,717 at March 31, 2006 primarily because of a seasonal increase in sales of $7,001 during the quarter ended December 31, 2006 compared with the quarter ended March 31, 2006. Inventory increased by $2,309 to $9,801 on December 31, 2006 from $7,492 on March 31, 2006 due to lower than forecast sales during the nine month period. We have reduced purchase orders for future periods to bring inventory back to target levels. Accounts payable and accrued expenses and the balance of our borrowings under our credit facility increased by $1,991 and $1,700 respectively because of our cash requirements.

Liquidity and Capital Resources

We had cash and cash equivalents of $1,145 and short-term investments of $4,133 at December 31, 2006 compared with cash and cash equivalents of $3,710 and short-term investments of $6,981 as of March 31, 2006. The decline was due primarily to the current year loss from operations, seasonal cash requirements and to the investment in Kreutzfeldt of $810 during the September 2006 quarter.

In January 2006, we entered into a sale and leaseback transaction for our headquarters building. Net cash received of approximately $9,700 was used to eliminate outstanding borrowings and redeem our outstanding Preferred Stock, with the balance invested in short-term investments.

On December 7, 2004, we entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association (“PNC”). This Credit Agreement was amended on December 22, 2006 to modify certain financial covenants. As a result, we were in compliance with all covenants of the amended Credit Agreement as of December 31, 2006. The Credit Agreement replaced a financing arrangement that expired by its terms on December 7, 2004. The Credit Agreement provides for a $20,000 revolving credit facility (the “Loan”) for the Company. At our option, Loans under the Credit Agreement will be either Domestic Rate Loans based on PNC’s Base Rate with the interest rate varying from the PNC Base Rate minus 50 basis points to the PNC Base Rate plus 50 basis points or LIBOR Rate Loans with the interest rate varying from LIBOR plus 100 basis points to LIBOR plus 225 basis points, both rates depending upon the ratio of our Funded Debt to EBITDA and the composition of collateral provided. Loans under the Credit Agreement are secured by substantially all of the assets of the Company. The Credit Agreement contains financial covenants and restrictions on indebtedness, business combinations and other related items.

We rely primarily on our operating cash flow to support our operations. Over the last three fiscal years we generated cash flow from operations of $17,978. This operating cash flow is supplemented by our Credit Agreement to meet seasonal financing needs. We believe our cash flow from operations and existing cash and short-term investment balances will be adequate to satisfy our cash needs for the next twelve months. The amount of credit available under the Credit Agreement at any time is based upon a formula applied to our accounts receivable and inventory. As of December 31, 2006, we had credit available of $12,007 of which $1,700 was drawn down and $10,307 remained available. Our credit availability and borrowings under the Credit Agreement fluctuate during the year because of the seasonal nature of our business. During the year ended March 31, 2006, maximum availability and borrowings under our Credit Agreement approximated $18,750 and $4,775 respectively. We do not have any significant capital leases and anticipate that depreciation and amortization for fiscal 2007 will exceed planned capital expenditures.

Seasonality

The “back to school” season (August to mid-September) and Christmas selling season (October, November and December) are the strongest selling periods at retail for our products.

Future Income Tax Benefits

We have income tax benefits of $16,852 which can be utilized against future earnings and have provided an income tax valuation allowance of $11,152 against these tax assets. The remaining $5,700 balance is carried as an asset on our balance sheet and is based upon our estimate of taxes that would be due and offset against our net operating loss carried forward, based upon our estimate of future earnings.

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

Multiple Element Arrangements—We occasionally enter into multiple element arrangements, primarily involving our software technology. During the June 2005 quarter we entered into a single significant multiple element arrangement which included technology licensing fees and annual support fees for a value of $800 and $160 respectively. The technology was delivered and accepted by the customer in the quarter ended June 30, 2005 and is being, together with the support fees, recognized as earned, at a rate of $20 per month, over the four year term of the agreement.

Deferred Tax Asset - As of March 31, 2006 we had income tax benefits of $16,852 which were available to be utilized against future earnings. We have provided an income tax valuation allowance of $11,152 against this tax asset. The remaining $5,700 balance is based upon our estimate of taxes that would be due and offset against our net operating loss carried forward, based upon our estimate of future earnings. At the end of each fiscal year we forecast our future earnings and taxable income and consider the adequacy of the valuation allowance against our tax loss carry-forward as it relates to the forecast of future earnings.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes from the information presented in Item 7A of the Company’s Annual Report on Form 10-K for the year ended March 31, 2006, with respect to the Company’s quantitative and qualitative disclosures about market risks.

ITEM 4.	CONTROLS AND PROCEDURES

As of December 31, 2006 (the end of the period covered by this report), our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

No change occurred in our internal controls concerning financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 5.	OTHER INFORMATION

ROLODEX® is a registered trademark of Berol Corporation, a subsidiary of Newell Rubbermaid, Inc. Seiko® is registered trademark of Seiko, Inc.

ITEM 6.	EXHIBITS

(a) Exhibits

10.1*	Amendment to Loan Documents by and between the Company, Franklin Electronic Publishers (Europe) LTD., Franklin Electronic Publishers (Deutschland) GMBH and PNC Bank, National Association, dated December 22, 2006.

31.1*	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

Date: February 14, 2007	/s/ Barry J. Lipsky
Barry J. Lipsky
President and Chief Executive Officer (Duly Authorized Officer)

Date: February 14, 2007	/s/ Arnold D. Levitt
Arnold D. Levitt
Senior Vice President, Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)