Form 10-K
period 2007-03-31
FRANKLIN ELECTRONIC PUBLISHERS INC
filed 2007-06-29
CIK 356841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   ☐     No   ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐                     Accelerated filer   ☐                     Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐   Yes     ☒   No

As of June 15, 2007 approximately 8,217,921 shares of common stock of the registrant were outstanding and the aggregate market value of common stock held by non-affiliates was approximately $14,277,127.

Specified portions of the registrant’s Proxy Statement for its 2007 annual meeting of shareholders are hereby incorporated by reference into Part III of this Form 10-K.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

INDEX TO ANNUAL REPORT ON FORM 10-K FILED WITH

THE SECURITIES AND EXCHANGE COMMISSION

FISCAL YEAR ENDED MARCH 31, 2007

ITEMS IN FORM 10-K

This 2007 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent and belief or current expectations of Franklin and its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, the timely availability and acceptance of new electronic books, and other electronic products, changes in technology, the successful integration of any acquisitions, the impact of competitive electronic products, the management of inventories, dependence on key licenses, titles, and products, dependence on third party component suppliers and manufacturers, including those that provide Franklin-specific parts, and other risks and uncertainties that may be detailed herein, and from time-to-time, in Franklin’s other reports filed with the Securities and Exchange Commission. Franklin undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I

ITEM 1.	BUSINESS

Franklin Electronic Publishers, Incorporated (“Franklin”, the “Company”, “we”, “us”, or “our”) designs, develops, publishes and distributes electronic information on handheld devices, memory media cards, and via internet downloads. We also design, develop, and license to third parties, linguistic technology, such as spelling error detection software in thirty-six languages, for use in application software, electronic products and on the internet.

We believe we are one of the world’s largest designers, developers and publishers of electronic reference books, having sold more than thirty-nine million handheld devices since 1986. Our handheld devices are battery-powered platforms with liquid crystal displays (LCD) that incorporate the text of a reference work, such as a dictionary. We own or have licenses to publish in electronic format more than one hundred reference titles, including monolingual and bilingual dictionaries such as Merriam-Webster’s Collegiate® Dictionary, the Holy Bible, entertainment-oriented publications (such as The Official Scrabble® Dictionary), and educational publications such as The Princeton Review Pocket Prep Handheld for the new, significantly revised Scholastic Aptitude Test (SAT) and American College Test (ACT). In addition, we own or have licenses to distribute in electronic format, either directly or through third parties, more than forty-one thousand titles, including reference works and general literature, via internet download.

We marketed our first handheld reference device, the Spelling Ace® spelling corrector, in 1986. We believe that the Spelling Ace device was one of the first electronic books marketed in the United States. Beginning in 1987, we began marketing increasingly sophisticated electronic versions of thesauruses and dictionaries and, in 1989, the first handheld electronic version of the Holy Bible. In 1992 we introduced a line of updateable handhelds through a proprietary memory card system; in 2003 we introduced a Pagemark series as a companion to printed material; in 2005 we introduced our Pocket Prep for the new SAT; and in 2007 we introduced our 12 language speaking translator.

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

•

Strong Share in Electronic Reference Books. We believe that we are the pre-eminent company in the handheld electronic reference market in North America, Europe and certain other international markets such as Australia and the Middle East where we have significant market share. Over the past twenty-one years, we have sold more than thirty-nine million handheld devices worldwide.

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

•

Long-standing Relationships and Licenses with Many Top Publishers. We have electronic rights to over 100 reference titles, including several versions of English and bilingual dictionaries, Bibles, test preparation, entertainment-oriented publications, children’s language learning devices and encyclopedias. We obtain our licenses from a variety of well-established publishers such as Merriam-Webster, Harper Collins, Editions Larousse, Langenscheidt KG and Ernst Klett International. These licenses are supported by long-standing relationships with the publishers, providing us with a significant competitive advantage. In the past several years we have increased the scope of our licenses to publish and/or distribute eBooks to cover over 41,000 titles including titles from well known trade publishers such as St. Martin’s Press, McGraw Hill, Time Warner, Random House, Harper Collins and others.

BUSINESS STRATEGIES

We were the first, and strive to be the best, in electronic books focusing on linguistic solutions. Our strategy to fulfill that mission is to leverage our leading market position by exploiting the following opportunities:

•

Consumer Driven Product Development and Marketing. While we have built strong distribution for our major products, we continue to believe that further opportunities lie in our ability to take a more solution driven approach to product development. We believe a better understanding of our customers’ language learning challenges will allow us to provide better solutions and increase sales, accelerate sell through at retail and lead to successful new product introductions. We have initiated a solution driven product category management process to further exploit additional opportunities in our core markets including language learning, bible, test preparation and entertainment-oriented publications. For example, our PageMark Dictionary™ has been well-received in the marketplace and won top honors in Personal Electronic Design at the Design and Engineering Showcase at the 2004 Consumer Electronics Show (CES). Our Pocket Prep for the new SAT won the Best of Innovations award in Personal Electronic Design at the 2005 CES show and our 12 language speaking translator won the Cherry Picks award for new technology at the 2007 CES show. We regularly conduct consumer research to better understand our customers’ needs to be able to expand our solution-based product offerings in these markets.

•

Continuing Upgrade of Core Products. Our core product line continues to represent the major portion of our revenue. Dictionaries, spell correctors, translators, test preparation devices, entertainment-oriented publications, and Bibles have been our mainstream consumer electronics products. We intend to continue to upgrade and enhance our core products and to develop improved language learning solutions.

•

Investment in Marketing. To date, we rely heavily on cooperative advertising with our key retailers and on advertising in targeted local markets and the US Hispanic market. We have engaged in only limited advertising on the national level.

•

Growth in Selected International Markets. We have had success in selling our products directly through wholly-owned local subsidiaries in selected international markets, and through distributors in other markets. We began sale of our products in Asia during fiscal 2006. We anticipate that our international sales will continue to provide a significant portion of our revenue as the “English Learning” market continues to expand on a global basis.

•

Exploitation of OEM and Licensing Opportunities. Original Equipment Manufacturer (“OEM”) opportunities are business agreements pursuant to which we develop products, software, and technology for resale or use by specific customers. We have such agreements in certain markets and will seek to broaden our activities to other domestic and international markets. We believe our OEM business can be expanded as we upgrade existing and develop new open system platforms. We also license, through our Proximity Technology Division, linguistic solutions software, such as spelling error detection and correction, hyphenation correction and thesaurus functions in connection with databases of words in thirty-six languages, to pre-eminent companies such as Adobe Systems Incorporated, Sun Microsystems, Inc., Apple Computer, Inc. and HCA Information Technology & Services, Inc.

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

Our top-of-the-line electronic dictionary in the U.S. market is Merriam-Webster’s Speaking Collegiate Dictionary, 11th Edition which contains more than 200,000 words with clear and concise definitions, as well as parts of speech, hyphenation points and different word forms (inflections). All of our electronic dictionaries provide phonetic spelling correction and many provide thesaurus features as well. For example, if a user enters the word “baffled,” the thesaurus will display eleven different synonyms, including “frustrated,” “disappointed” and “foiled.”

We market versions of our dictionaries that use digitally recorded and compressed speech, which provides for a more natural sounding voice and dictionaries that use speech synthesis circuitry (based on text to speech technology in which algorithms are used to convert text into sound) which allow our products to pronounce, in computer generated speech, relevant words contained in the various databases.

Our line of products also includes bilingual dictionaries, most of which contain more than 200,000 words in both English and either Spanish, French, German, Italian, Arabic, Japanese, Korean or Hebrew. Each provides complete translations, definitions, verb conjugations and a gender guide, and plays a variety of language learning games to help engage users while learning the language. Our Spanish/English dictionaries are marketed in versions with and without speech compression or synthesis for both Spanish and English words. Many of the other bilingual dictionaries are equipped with speech compression or synthesis for the English or even foreign language words. We currently market a French/German dictionary and bilingual dictionaries for several other languages, including other language pairs that do not include English, such as German/Italian and French/Spanish.

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

Children’s Products

Since 1990, we have successfully sold children’s versions of our reference products. In 1997, we introduced a new line of children’s products which includes the Homework Wiz electronic dictionary with a text-to-speech voice synthesizer enabling the product to speak both words and definitions. In 2005, we introduced a speaking Spanish-English dictionary, and in 2007 we introduced the first of a series of children’s products for the Korean market.

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

Entertainment Titles

We sell a variety of crossword puzzle solvers in both U.S and British English, which provide correct spelling for over 250,000 words and phrases from Merriam-Webster’s Official Crossword Puzzle Dictionary and Chambers Concise Crossword Dictionary for use by word puzzle enthusiasts. In fiscal 2006, we sold a new handheld version of the Official Scrabble® Players Dictionary, a handheld version of Sudoku, the new numerical logic puzzle, and a sale to a third party OEM customer of backgammon, and some casino style games. We also sell versions of the Scrabble Players Dictionary in the French market. We continue to pursue opportunities to sell games and puzzles through our existing brands and distribution channels or to new OEM customers.

Seiko® Products

In fiscal 2004, we began to distribute handheld reference products in the United States under the Seiko® trademark. We currently distribute Seiko products, primarily dictionaries and translators in the United States. Three products account for approximately 90% of our sales of Seiko products.

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

The agreements provided for SII to purchase from us reference products for the Japanese markets over a five year period commencing in fiscal 2006 with a minimum purchase commitment of $20,000,000 during the period. Seiko has purchased $1,084 of reference products from us through March 31, 2007.

The agreement also provides for us to continue purchasing Seiko® reference products for distribution in North America for the five years ending March 31, 2009 with a minimum purchase commitment of $14,041,000 during the period. For the fiscal years ended March 31, 2007, 2006, and 2005, we purchased a total of $2,273, $1,075 and $1,775, respectively of Seiko® reference products. The penalty for the shortfall in our purchases in fiscal 2005 was waived by SII. A provision of $510 was made to provide for penalties related to the shortfall in our purchases for the year ended March 31, 2006. This provision was reversed during fiscal 2007.

We have been in settlement discussions with SII to modify or terminate these agreements, which resulted in the signing on June 13, 2007 of a non-binding Memorandum of Understanding under which, subject to concluding a definitive agreement, SII would provide consideration to Franklin in the amount of $3,000,000 as a one time payment in connection with the elimination of purchase commitments of both parties under the agreements. Any payments received pursuant to the definitive agreement will be reflected in our fiscal 2008 financial statements.

International Titles

We have developed and produced British English versions of our electronic reference products for international markets, particularly the United Kingdom and Australia. We have monolingual, bilingual, and multilingual electronic reference products for the French and German-speaking markets. We have omnibus agreements for publishing electronic reference products with major European publishers such as, Ernst Klett International, Editions Larousse, Langenscheidt KG, and Oxford University Press, under which Franklin has developed titles in handheld electronic platforms, electronic downloads and ROM cards. Larousse publishes dictionaries, thesauruses, encyclopedias and other works under the following well known trademarks: Larousse and Chambers.

Linguistic Technology

Through our Proximity Technology division, we design linguistic solutions software that perform spelling error detection and correction, hyphenation correction and thesaurus and dictionary functions in conjunction with databases of words in 36 languages and dialects. We license this software for use in various computer applications, which can be ported to work with any operating system. We currently have 43 licensing agreements in force which expire at various dates through 2011. Our customers include pre-eminent companies such as Adobe Systems Incorporated, Sun Microsystems, Inc., Apple Computer, Inc. and HCA Information Technology and Services Inc.

Electronic Organizers

In 1997, we began to sell a line of organizers and databanks under the ROLODEX® Electronics trademark which we had licensed late in 1996. Sales of ROLODEX® Electronics organizers and databanks have declined substantially during the last five years primarily because of the use of other devices, such as cell phones, personal computers, and PDA’s , to perform organizer functions. Because of this decline, we recorded impairment charges of $11.1 million in fiscal 2002 and $1.5 million in fiscal 2005 to reflect the impairment of the value of the ROLODEX® Electronics mark.

Translators

We have developed and sell a line of handheld translator devices that incorporate a comprehensive list of English words and phrases useful to the traveler, with translations for each word and phrase in one or more languages such as: Spanish, French, German, Italian, and several Eastern European and Asian languages. Translations can be provided by these devices either visually on a display screen or by audible output. In 2007 we introduced a twelve language speaking translator featuring the following European and Asian languages: English, Spanish, French, German, Russian, Portuguese, Italian, Japanese, Korean, Mandarin Chinese, Dutch and Polish.

Internet Enabled Content

We offer approximately 14,000 titles, including versions of certain reference works from our website, franklin.com, for downloading to our own handheld devices and those using the Windows, Palm, Pocket PC, Windows CE, and Symbian operating systems popular with many electronics manufacturers.

RESEARCH AND DEVELOPMENT

We have a group of 36 full-time persons working in offices in the US, Germany and Hong Kong who are focused on developing and enhancing core technology for both our hand held electronic devices and our Proximity Technology division. Our research and development focuses on linguistic solutions, content development, user interface and the underlying software applications that are key to our product range.

We maintain an internal development group of hardware and software engineers, linguists, quality specialists and project managers dedicated to our critical functions. They provide a technical base for sophisticated search and retrieval, correction, speech and compression algorithms over a wide range of hardware platforms developed both internally and externally.

We have entered into a software joint venture with a company in Hong Kong in order to provide additional support for the enhancement of our existing product range. In addition we contract for software and hardware development work in China, Russia, Malaysia and Taiwan. Total research and development expense was $4,401,000, $4,497,000, and $3,886,000, for the years ending March 31, 2007, 2006 and 2005, respectively.

MANUFACTURING

We arrange for the assembly of our products by placing purchase orders with established third-party manufacturers in China and Malaysia. We believe that we could locate alternate manufacturers for our products if any of our current manufacturers are unable, for any reason, to meet our needs.

We design certain custom integrated circuits, which are manufactured by third parties for use in our products. We also create the mechanical, electronic and product design for our hardware platforms and design and own the tooling used in the manufacture of the majority of our products. Our electronic products are based on our proprietary microprocessors or general purpose microprocessors and custom ROM chips and general purpose static random access memory chips. We use Very Large Scale Integrations (VLSIs) that integrate our proprietary or general purpose microprocessors and custom-designed circuits in order to reduce the cost of the materials in our devices. In order to minimize the effect of any supplier failing to meet our needs, we generally attempt to source these parts from multiple manufacturers. In those cases where we choose to use a single source, alternative suppliers are generally available.

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

SALES AND MARKETING

Domestic Sales

Our products are marketed domestically through our own sales and marketing force, through independent sales representative organizations, which are supervised by our internal sales department, and through third party alliances. Our products are sold in approximately 34,000 retail storefronts in the United States. These are comprised of mass market retailers, bookstores, consumer electronics stores, office superstores, drug stores, specialty retailers and direct marketers. Our major retail partners include: Office Depot, Best Buy, Target, Staples, Borders, Radio Shack, Office Max, Circuit City, Wal-Mart, Costco, Sharper Image, Rite Aid and Amazon, Our products are promoted by our retail partners and are commonly found in seasonal displays, retail catalogs and national newspaper circulars. We also mail approximately 1,500,000 print catalogs each year to consumers and educational buyers. Consumers and educators can also purchase products directly by visiting our website at franklin.com or by calling 1-800-BOOKMAN. We promote our products in magazines, and newspapers as well as by a national radio campaign designed to promote our Spanish-English Dictionaries in the U.S. Hispanic market. We generally participate in and provide financial assistance for our retailers’ promotional efforts, such as in-store displays, catalog and general newspaper advertisements. We also promote our products at various worldwide trade shows, including the Consumer Electronics Show, and advertise in trade magazines and on regional television and radio.

The “back to school” season (August to mid-September) and the Christmas selling season (October, November, and December) are the strongest selling periods at retail for our products.

Generally our orders are not on a backlog status. Customer orders are generally filled within a short time period other than customer displays during back to school and holiday seasons.

International Sales

We sell our products worldwide through wholly-owned local subsidiaries and a network of independent distributors. We have subsidiaries in France, Canada, Germany, Mexico and Australia, that market and distribute our products, which are specifically developed for these markets. In October 2004, we began to use Seiko U.K. Ltd. to distribute and market our products in the United Kingdom.

Our sales outside of the United States represented 39, 33, and 31 percent of total sales in the fiscal years 2007, 2006, and 2005, respectively.

OEM Markets and Licensing Efforts

We produce custom products for and license technologies to third parties. We have developed custom products including a speaking version of the alMawrid, an Arabic-English bilingual dictionary and an Oxford English-Hebrew Dictionary for sale in the Middle East. We continue to pursue opportunities for custom versions of our products. We also license our linguistic technology to pre-eminent companies such as Adobe Systems Incorporated, Sun Microsystems, Inc., Apple Computer, Inc. and HCA Information Technology & Services, Inc.

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

We own certain trademark rights, including “Franklin®”, “BOOKMAN®”, “Spelling Ace®”, “Wordmaster®”, “Next Century®” “Pocket Prep”, “Pagemark”, and “Language Master” and have an exclusive license for the trademark ROLODEX® Electronics in the United States and various foreign countries.

Copyrights to certain word lists incorporated in our electronic books are the property of our licensors. We own copyrights in certain programs, word lists, and algorithms used in our electronic books.

COMPETITION

We are the market leader in the United States for handheld reference books. We face various degrees of competition at different price points in the United States consumer market. We have a leading position in the European market where our main competitors include Lexibook, Hexaglot, Casio, and Sharp and we have just recently entered the highly competitive Asian markets.

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

INTERNET ADDRESS

Our Internet address is www. franklin.com. We make available on or through our investors page from our web site, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, our annual proxy statement, and beneficial ownership reports on Forms 3, 4, and 5 and amendments to those reports as soon as reasonably practicable after this material is electronically filed or furnished to the SEC. We also make available, on our website, the charters of our Audit Committee, Stock Option and Compensation Committee, and Corporate Governance and Nominating Committee, a code of ethics that applies to our chief executive officer and chief financial officer, our principal executive officer and principal financial officer, respectively, and all of our other financial executives and a code of ethics applicable to all of our employees, officers and directors pursuant to SEC requirements and American Stock Exchange listing standards.

EMPLOYEES

As of June 6, 2007, we employed a total of 177 people consisting of 104 in the United States, 32 in Asia, and 41 in international sales and marketing and data conversion subsidiaries in Europe, Australia, Mexico and Canada. None of our employees is represented by a union. We believe that our relations with our employees are satisfactory.

* * *

Merriam-Webster’s and Collegiate are trademarks of Merriam-Webster, Inc.; Palm is a trademark of Palm Inc.; ROLODEX® is a registered trademark of Berol Corporation, a division of Newell Rubbermaid Inc.; and Britannica is a trademark of Encyclopedia Britannica, Inc.

ITEM 1A.	RISK FACTORS

We believe that the most significant risks to our business are those set forth below.

•

We are Dependent on Development of New Products and Titles. We depend to a large extent on the introduction of successful new products and titles and enhancements of existing products to generate sales growth and replace declining revenues from certain older products and titles. We currently have several new products and titles under development; however, significant development efforts for a number of our proposed new products and titles will be required prior to their commercialization. A significant delay in the introduction of a new product or title could have a material adverse effect on our revenue or the ultimate success of the product or title. In addition, if revenues from new products and titles fail to replace declining revenues from certain existing products and titles, our operating results and growth could be adversely affected. There can be no assurance that new products and titles currently under development will be introduced on schedule, that they will gain market acceptance, that they will generate significant revenues, or that we will be able to introduce additional new products and titles in the future.

•

We May Not Maintain Optimal Inventory Levels. Our lead times are necessarily long because of the custom nature of certain components and because most of our components are manufactured and assembled for us by third parties in Asia. Accordingly, production and procurement planning are critically related to our anticipated sales volume. Any significant deviation from projected future sales could result in material shortages or surpluses of inventory. Shortages could cause our distribution base to shrink as customers turn to alternative products. Inventory surpluses could cause cash flow and other financial problems, which might cause us to liquidate inventory at a loss. There can be no assurance that our forecasts of demand for our products will be accurate. Inaccurate forecasts, or unsuccessful efforts by us to cope with surpluses or shortages, could have a material adverse effect on our business.

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

Our products are assembled for us by third party manufacturers in Asia. The inability of any of these manufacturers to meet our delivery schedules could adversely affect our sales. Four manufacturers accounted for 75% of our inventory purchases during fiscal 2007. Political or economic instability could affect our production schedules.

•

We license Key Titles from Others. We depend on licenses from a variety of well-established publishers such as Merriam-Webster, Harper Collins, Editions Larousse, Ernst Klett International and Langenscheidt KG for the right to distribute approximately 100 reference titles, including several versions of English and bilingual dictionaries, Bible related works, children’s language learning devices, test preparation devices, entertainment-oriented devices and encyclopedias. If an existing license agreement covering certain of our core reference titles was terminated or not renewed, we would have to develop and introduce alternative or new titles, which could have a negative impact on our results of operations and profitability. We cannot guarantee that we will be able to extend the terms of our existing license agreements or that we will be successful in negotiating alternative or new license agreements.

•

Over 10% of Our Sales Come from One Product. We derived 12% of our consolidated revenue for the fiscal year ended March 31, 2007 and 11% of consolidated revenue for fiscal year ended March 31, 2006 from one product under a license that expires in March 2008. We derived 11% of our consolidated revenue for the fiscal year ended March 31, 2005 from a different product under a license that also expires in March 2008. The licenses for these products have been renewed several times since 1993.

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

•

We Are Subject To International Sales and Currency Fluctuations. We expect that international sales will continue to constitute a material portion of our business. Our international business is subject to various risks common to international activities, including political and economic instability and the need to comply with both import and export laws, tariff regulations and regulatory requirements. There can be no assurance that political or economic instability in any given country or countries will not have an adverse impact on our overall operations. Approximately 27% of our fiscal 2007 sales were made in currencies other than the U.S. dollar, resulting in our being subject to the risk of fluctuation in currency values from period to period. We maintain a program of selling Euros at current rates for future settlement in order to protect the dollar value of sales generated by Euro based foreign subsidiaries. Although economic gains or losses on these contracts are generally offset by the gains or losses on underlying transactions, the Company seeks to minimize its foreign currency exposure on a macro basis rather than at the transactional level.

•

Almost 50% of Our Sales Come from our North American Consumer Division. We derived 49% of sales from our North American Consumer Division in the fiscal year ended March 31, 2007. Seventy-five percent of these sales come from 10 customers. If any of these 10 customers were to discontinue buying from us, there is no assurance that we could replace the lost business by increasing sales to existing customers or by finding new customers.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

NONE

ITEM 2.	PROPERTIES

In January 2006, we sold our 90,000 square foot headquarters building and adjacent land in Burlington, New Jersey for $10,300,000. We have leased back the building for a term of ten years and three months with an initial annual fixed rent of $736,760. The annual fixed rent is $716,797 in the current year and will be $758,230 in year three, $799,663 in year four, $917,560 in year five, $962,760 in year six, $1,007,960 in year seven, $1,053,160 in year eight, $1,098,360 in year nine, $1,143,560 in year ten and $297,190 in the three months thereafter. We realized a pre-tax gain of $4,920,000 on the sale, of which $4,781,000, representing the gain on the sale of the building, is being amortized over the period of the lease. We believe this facility will satisfy our foreseeable needs for office, laboratory and warehousing space. We also rent office and warehouse facilities in Germany, France, Hong Kong, Canada, Australia and Mexico.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to litigation from time to time arising in the ordinary course of our business. We do not believe that any such litigation is likely, individually or in the aggregate, to have a material adverse effect on our financial condition.

ITEM 4.	SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

NONE

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME	AGE	POSITION
Barry J. Lipsky	56	President and Chief Executive Officer; Director

Arnold D. Levitt	70	Senior Vice President, Chief Financial Officer; Treasurer; Secretary

Matthew T. Baile	43	Vice President, Product Development

Michael A. Crincoli	42	Vice President, North American Operations

Kevin M. Port	46	Vice President, International Operations

Walter Schillings	46	Managing Director, European Operations

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

The Company’s common stock is traded on the American Stock Exchange (the “AMEX”) under the symbol “FEP.” The following table sets forth the range of the high and low closing sales prices as reported by the AMEX, as applicable, for the last two fiscal years:

	Sales
Quarter Ended	High	Low
June 30, 2005	3.75	3.25
September 30, 2005	5.18	4.43
December 31, 2005	3.85	3.48
March 31, 2006	4.25	3.64
June 30, 2006	3.70	2.75
September 30, 2006	3.00	1.92
December 31, 2006	2.31	1.62
March 31, 2007	2.40	2.03

The approximate number of holders of record of the common stock as of June 15, 2007 was 803. The price at which the Company’s common stock traded on June 15, 2007 was $2.40.

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

	Year Ended March 31,
	2007	2006	2005	2004	2003
Statements of Operations Data
Sales	$52,213	$59,622	$62,146	$61,836	$65,592
Cost of Sales	28,321	29,605	32,167	32,306	35,963

Gross Margin	23,892	30,017	29,979	29,530	29,629

Expenses:
Sales and marketing	15,880	17,165	16,816	17,166	17,098
Research and development	4,401	4,497	3,886	3,224	3,385
General and administrative	6,836	6,848	6,988	6,980	7,011
Trademark Impairment	—	—	1,531	—	—

Total operating expenses	27,117	28,510	29,221	27,370	27,494

Operating Income (Loss)	(3,225)	1,507	758	2,160	2,135
Gain on sale of investment in MobiPocket	—	—	1,781	—	—
Interest expense, net	207	(122)	(273)	(452)	(424)
Other, net	(94)	719	41	103	(263)

Income (Loss) Before Income Taxes	(3,112)	2,104	2,307	1,811	1,448
Income Tax (Benefit) Provision	68	92	(96)	159	(853)

Net Income (Loss)	$(3,180)	$2,012	$2,403	$1,652	$2,301

Preferred Stock Dividend	—	243	458	426	386

Net Income (Loss) Applicable to Common Stockholders	$(3,180)	$1,769	$1,945	$1,226	$1,915

Net Income (Loss) Per Share:
Basic	$(0.39)	$.22	$.24	$0.15	$0.24

Diluted	$(0.39)	$.21	$.23	$0.15	$0.23

Weighted Average Shares:
Basic	8,216	8,169	8,047	7,970	7,947

Diluted	8,216	8,574	8,498	8,355	8,178

	At March 31,
	2007	2006	2005	2004	2003
Balance Sheet Data
Working Capital	$15,768	$18,122	$9,237	$6,943	$11,661
Total Assets	40,357	43,021	40,948	43,115	44,814
Long-term Liabilities	1,160	1,136	1,179	1,258	7,442
Shareholders’ Equity	25,426	28,252	28,854	28,668	26,725

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands)

Overview

Franklin Electronic Publishers, Incorporated (“Franklin,” “we”, “us”, or “our” or the “Company”) designs, develops, publishes and distributes electronic information on handheld devices, memory media cards, and via internet downloads. We also design, develop, and license to third parties, linguistic technology, such as spelling error detection software in thirty-six languages, for use in application software, electronic products and on the internet.

For the year ended March 31, 2007 Franklin had a pretax loss of $3,112 compared with pretax income of $2,104 in the prior year. Gross margin decreased to $23,892 from $30,017 in the prior year due to an overall decrease in revenue of $7,409 which includes a decrease of $3,675 in higher margin licensing agreements in our Proximity Technology division. The lower gross margin was partially offset by a decrease in operating expenses of $1,393, an improvement in interest income (expense), net which swung from net expense of $122 in the prior year to net income of $207 in the current year.

On an overall basis, we do not believe there were any material trends in sales or expenses in fiscal 2007. However, sales of our ROLODEX® Electronics products have declined for the last six years primarily because of the use of other devices, such as cell phones, personal computers and PDA’s to perform organizer functions and our US consumer sales declined in both fiscal 2006 and 2007. A significant portion of our Proximity Technology division sales are dependant upon a few contracts with major customers, many of which are not of a recurring nature. In fiscal 2006, total revenue for this division was $4,325 compared with $650 in fiscal 2007.

In fiscal 2004, we began to distribute handheld reference products in the United States under the Seiko® trademark and in fiscal 2005, we entered into agreements with Seiko Instruments, Inc. (“SII”) for SII to distribute Franklin branded reference products in Asia and for us to distribute SII branded reference products in Europe and Australia. The agreements provided for SII to purchase from us reference products for the Japanese market over a five year period commencing in fiscal 2006 with a minimum purchase commitment of $20,000,000 during the period. The agreements also provided for us to continue purchasing Seiko® reference products for distribution in North America for the five years ending March 31, 2009 with a minimum purchase commitment of $14,041,000 during the period.

We have been in settlement discussions with SII to modify or terminate these agreements, which resulted in the signing on June 13, 2007 of a non-binding Memorandum of Understanding under which, subject to concluding a definitive agreement, SII would provide consideration to Franklin in the amount of $3,000,000 as a one time payment in connection with the elimination of purchase commitments of both parties under the agreements. Any payments received pursuant to the definitive agreement will be reflected in our fiscal 2008 financial statements.

Pretax income for the year ended March 31, 2006 decreased by $203 to $2,104 from $2,307 in the prior year. Gross margin increased to $30,017 from $29,979 in the prior year as an overall decrease in sales, primarily in our US consumer division, was more than offset by higher margin licensing agreements in our Proximity Technology division. Excluding the trademark write-down of $1,531 in the prior year, operating expenses increased by $820 to $28,510. This increase was partly offset by a payment of $525 received from Seiko Instruments, Inc. (SII) related to a distribution agreement with SII entered into in fiscal 2005. Fiscal 2006 also benefited from lower net interest expenses primarily because of lower levels of debt outstanding.

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

Results of Operations

The following table summarizes our historical results of operations as a percentage of sales for fiscal years 2007, 2006, and 2005 (in thousands):

	Year Ended March 31,
	2007	2006	2005
Sales:
Domestic	$31,749	$40,052	$42,980
International	20,464	19,570	19,166

Total Sales	$52,213	$59,622	$62,146

As a Percentage of Total Sales

Sales:
Domestic	60.8%	67.2%	69.2%
International	39.2	32.8	30.8

Sales	100.0	100.0	100.0
Cost of Sales	54.2	49.7	51.8
Gross Margin	45.8	50.3	48.2
Expenses:
Sales and Marketing	30.4	28.8	27.0
Research and Development	8.4	7.5	6.3
General and Administrative	13.1	11.5	11.2
Trademark Impairment	—	—	2.5

Total operating expenses	51.9%	47.8%	47.0%

Operating Income (Loss):	(6.2)	2.5	1.2
Gain on sale of investment in MobiPocket	—	—	2.8
Interest expense, net	.4	(0.2)	(0.4)
Other, net	(0.2)	1.2	.1

Income Before Income Taxes	(6.0)	3.5	3.7
Income Tax (Benefit) Provision	0.1	0.2	(0.2)

Net Income	(6.1%)	3.4%	3.9%

Preferred stock dividend	—	(0.4)	(0.7)
Net income (loss) applicable to common stock	(6.1%)	3.0%	3.2%

Year Ended March 31, 2007 Compared With Year Ended March 31, 2006

Sales of $52,213 for the year ended March 31, 2007 decreased by $7,409 from sales of $59,622 in the prior year, which included higher sales in our Proximity Technology division of $3,675 resulting primarily from the delivery in 2005 of technology pursuant to a technology development and licensing agreement and the renewal during the December 2005 quarter of a three year technology licensing agreement. Excluding the decline in Proximity Technology sales, revenue decreased by $3,734 primarily because of a decline in sales of $5,213 in North America due to higher returns on transition products of approximately $700, higher markdown allowances of $700, primarily relating to one non-performing product, a decline of approximately $1,700 to one customer who conducted a product line re-evaluation and did not order for several months and a decline of approximately $900 to one customer who indicated that our proposed promotion did not meet its value requirements in the current year.

Our sales in the UK declined by $265 during the year ended March 31, 2007 primarily because the prior year included the sell-in of several new products. Sales in our Central European and Other International markets increased by $1,091 and $800 respectively compared with the prior year.

Gross margin declined by $6,125 primarily because of lower sales of $7,409 resulting in lower gross margin of $3,730 and a decline in gross margin percentage, from 50% last year to 46% in the current year, resulting in an additional decline of $2,395 in margin dollars. The lower gross margin percentage resulted primarily from increased mark down and promotion allowances granted to certain customers in our North American operations, higher software amortization associated with release of certain new products in the current year and inventory valuation provisions, primarily for one poorly performing product, in the current fiscal year and the inclusion in the prior year of the higher margin technology licensing agreements. Excluding these agreements the prior year gross margin percentage would have been 49%.

Total operating expenses for the year ended March 31, 2007 declined to $27,117 from $28,510 in the prior year. Sales and marketing expenses declined by $1,285 to $15,880 (30% of sales) from $17,165 (29% of sales) primarily due to lower advertising expense of $1,052, lower commissions expense of $88 and reduced consulting fees of $101. Research and development expenses decreased by $96 to $4,401 (8% of sales) from $4,497 (8% of sales) last year. The decrease resulted from reduced personnel costs of $1,037 and lower consulting expense of $558 partially offset by lower capitalization of software development costs of $1,043 (increasing the net expense) in the current year as certain major projects were completed, and higher outside engineering expense of $354.

General and administrative expenses declined by $12 to $6,836 (13% of sales) from $6,848 (11% of sales) last year. The decline resulted from lower personnel costs of $664 (primarily from the reduction of bonus accruals) partly offset by higher consulting expense of $208 and increased net rent expense of $397 as we began to lease our headquarters building in January 2006.

For the year ended March 31, 2007 we had net interest income of $207 compared with net interest expense of $122 in the same period last year. The income resulted from the investment of the proceeds from the sale of our headquarters building in January 2006 and reduced borrowings in the current period.

Other, net was a loss of $94 for the year ended March 31, 2007 compared with a gain of $719 last year. For the year ended March 31, 2007 we recorded a loss on our program of selling euros at current rates for future settlement of $213 compared with a gain of $146 in the same period last year. In addition, the current year includes gains of $195 from the settlement of patent claims while the prior year included a gain of $139 on the sale of land adjacent to our headquarters building and a payment of $525 received from SII related to a distribution agreement with SII entered into in fiscal 2005.

We have operations in a number of foreign countries and record sales and incur expenses in various foreign currencies. As the value of these currencies fluctuate from year to year against the US dollar, our revenues, operating expenses and results of operations are impacted. For the year ended March 31, 2007, approximately 28% of our sales were denominated in currencies other than the US dollar. For the year ended March 31, 2007, our sales and gross margin increased by approximately $698 from the year over year difference in exchange rates for the various currencies (primarily the euro) in which we operate, while our selling, general and administrative expenses were approximately $237 higher due to the fluctuations in exchange rates. The change in exchange rates had no effect on our research and development expense or cost of sales. The net effect of the year over year fluctuations in exchange rates on our results of operations for the year ended March 31, 2007 was a decrease of approximately $461 in our net loss.

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

As of March 31, 2007 the Company had two outstanding foreign exchange contracts in the amounts of 1,500 and 1,000 euros (equivalent to US dollars of $2,004 and $1,336 respectively). The duration of these contracts was six months and three months. An unrealized loss of $154 on the contracts was included in results of operations under the Other, net caption with the offsetting balance recorded in the Accounts Payable and Accrued Expenses caption on our balance sheet.

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

Year Ended March 31, 2006 Compared With Year Ended March 31, 2005

Sales of $59,622 for the year ended March 31, 2006 decreased by $2,524 from sales of $62,146 in the prior year. The lower sales resulted primarily from a decline in US consumer division sales where revenue decreased by $6,904 for the year ended March 31, 2006. Within the US consumer division sales of reference, ROLODEX ® Electronics and Seiko products declined by $4,510, $504 and $1,501, respectively. The prior year also included closeout sales of eBookMan product of $463. Sales in our European markets decreased by $946 due mainly to inclusion in the prior year of the sale of substantially all of our existing inventory to our new distributor in the UK. These declines were partly offset by improved sales in our Proximity Technology division where revenue increased by $3,725 over the same period in the prior year, primarily resulting from the delivery during the June 2005 quarter of technology pursuant to a technology development and licensing agreement and the renewal during the December 2005 quarter of a three year technology licensing agreement. Revenue from these agreements is included in our reference product line. Sales in Other International Markets increased by $381 while sales in our Education, Direct Marketing and OEM divisions increased by $308, $340 and $868, respectively.

The gross margin percentage increased to 50% of sales in the year ended March 31, 2006 from 48% in the prior year, while gross margin dollars increased by $38. Of the change in the gross margin dollar amount, $1,256 is attributable to the higher margin percentage which is mostly offset by a reduction of $1,218 due to lower year-over-year sales. The gross margin percentage increase resulted primarily from the higher margins realized on the technology development and licensing agreements recorded in the 2006 fiscal year. Excluding these agreements the 2006 fiscal year gross margin percentage was 49% compared with 48% in the prior year.

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

Sales and marketing expense increased by $349 to $17,165 (29% of sales) from $16,816 (27% of sales) in the prior year. The increase in sales and marketing expense was due primarily to higher professional fees of $95, higher freight expense of $131 and an increase in trade show costs of $126. Research and development expense increased by $611 to $4,497 (8% of sales) from $3,886 (6% of sales) in the prior year due primarily to increased personnel costs of $479, which includes severance expense of $208 due to staff reductions which occurred during the March 2006 quarter. General and administrative expense decreased by $140 to $6,848 (11% of sales) compared with $6,988 (11% of sales) in the prior year as increased professional fees of $123 were offset by reduced bank fees of $100, lower depreciation expense of $89 and lower real estate taxes of $67.

Interest expense, net declined to $122 in the year ended March 31, 2006 from $273 in the prior year primarily because of lower levels of debt outstanding.

Other, net was a gain of $719 for the year ended March 31, 2006 compared with a gain of $41 in the prior year. The change is due primarily to a gain of $139 on the sale of three lots of land adjacent to our headquarters building and a payment of $525 received from SII related to a distribution agreement with SII entered into in the prior year.

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

As of March 31, 2005 the Company had one outstanding foreign exchange contract in the amount of 1,500 euros (equivalent to US dollars of $1,944). The duration of this contract was six months. An unrealized loss of $100 on the contract was included in results of operations under the Other, net caption with the offsetting balance recorded in the Accounts Payable and Accrued Expenses caption on our balance sheet.

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

Inflation and Currency Transactions

Inflation had no significant effect on our operations for the three years ended March 31, 2007. However, competitive pressures and market conditions in the future may limit our ability to increase prices to compensate for general inflation or increases in prices charged by suppliers.

Our operating results may be affected by fluctuations in currency exchange rates. During the years ended March 31, 2005, 2006 and 2007, we entered into several foreign exchange forward contracts with financial institutions to limit our exposure to currency fluctuation loss on sales made by our European subsidiaries.

Seasonality

The Christmas selling season (October, November and December) and the “back to school” season (August to mid-September) are the strongest selling periods at retail for our products.

The following table sets forth unaudited net sales for each of our last twelve fiscal quarters:

	Quarter Ended June 30	Quarter Ended September 30	Quarter Ended December 31	Quarter Ended March 31
	(in thousands)
Fiscal 2007	$11,785	$12,276	$17,179	$10,973
Fiscal 2006	$17,652	$13,898	$17,894	$10,178
Fiscal 2005	$15,990	$16,246	$19,174	$10,736

Future Income Tax Benefits

We have income tax benefits of $17,948 which can be utilized against future earnings and have provided an income tax valuation allowance of $12,248 against these tax assets. The remaining $5,700 balance is based upon our estimate of taxes that would be due and offset against our net operating loss carried forward, based upon our estimate of future earnings.

Changes in Financial Condition

Accounts receivable decreased by $101 to $6,616 on March 31, 2007 from $6,717 on March 31, 2006 primarily because of lower receivables in our Proximity Technology division of $1,047 partly offset by increased receivables in our other divisions as our sales in the quarter ended March 31, 2007 were $795 higher than the same period last year. Inventory increased by $963 to $8,455 on March 31, 2007 from $7,492 on March 31, 2006 primarily as a result of the addition to inventory of several new models which will begin shipping in the first quarter of fiscal 2008. We had no outstanding borrowings under our credit facility at the end of each of our last two fiscal years.

Capital Expenditures

As of March 31, 2007 we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Liquidity and Capital Resources

We had cash and cash equivalents of $6,314 and short-term investments of $2,088 at March 31, 2007 compared with $3,710 and $6,981, respectively at March 31, 2006.

In January 2006, we entered into a sale and leaseback transaction for our headquarters building. Net cash received of approximately $9,700 was used to eliminate outstanding borrowings and redeem our outstanding Preferred Stock, with the balance invested in short-term investments.

In June and December of 2004 we paid aggregate dividends of $458 on our Preferred Stock. On December 30, 2004 the Company redeemed 1,145 shares of the Preferred Stock at a cost of $1,145. In March 2005, we redeemed an additional 1,000 shares at a total cost of $1,025. As of March 31, 2005, 2,434 shares of Series A Preferred Stock were outstanding. In fiscal 2006 we paid total cash dividends on the Preferred stock of $243 and in January 2006, the Company redeemed all of the remaining preferred stock at a total cost of $2,447.

On December 7, 2004, we entered into a three year Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association (“PNC”). The Credit Agreement replaced a financing arrangement that expired by its terms on December 7, 2004. The Credit Agreement provides for a $20,000 revolving credit facility (the “Loan”) for the Company. At our option, Loans under the Credit Agreement will be either Domestic Rate Loans based on PNC’s Base Rate with the interest rate varying from the PNC Base Rate minus 50 basis points to the PNC Base Rate plus 50 basis points or LIBOR Rate Loans with the interest rate varying from LIBOR plus 100 basis points to LIBOR plus 225 basis points, both rates depending upon the ratio of our Funded Debt to EBITDA and the composition of collateral provided. Loans under the Credit Agreement are secured by substantially all of the assets of the Company. The Credit Agreement contains certain financial covenants and restrictions on indebtedness, business combinations and other related items. As of March 31, 2006 we were in compliance with all covenants and there were no amounts outstanding under the Credit Agreement.

We rely primarily on our operating cash flow to support our operations. Over the last three years we generated cash flow from operations of $10,463. This operating cash flow is supplemented by our Credit Agreement to meet seasonal financing needs. We believe our cash flow from operations, available borrowing under our Credit Agreement and existing cash and short-term investment balances will be adequate to satisfy our cash needs for the next twelve months. The amount of credit available under the facility at any time is based upon a formula applied to our accounts receivable and inventory. As of March 31, 2007, we had credit available of $8,027. Our credit availability and borrowings under the facility fluctuate during the year because of the seasonal nature of our business. During the year ended March 31, 2007, maximum availability and borrowings under our Credit Agreement approximated $12,740 and $3,350, respectively. We do not have any significant capital leases and anticipate that depreciation and amortization for fiscal 2008 will exceed planned capital expenditures.

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

Asset Impairment—In assessing the recoverability of our fixed assets, goodwill and other non-current assets, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors. During the year ended March 31, 2002, we recorded a charge for impairment in the value of our license for the ROLODEX® Electronics trademark of $11,147. In the year ended March 31, 2005, we recorded an additional charge of $1,531 related to the value of this asset. As of March 31, 2007 the asset is recorded at its estimated fair value.

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

Multiple Element Arrangements— We occasionally enter into multiple element arrangements, primarily involving the licensing of our software technology which generally include technology licensing fees and annual support fees. We begin recognizing the related revenue when technology is delivered and accepted by the customer with the total amount being spread evenly over the term of the support agreement. As of March 31, 2007 the unrecognized portion of revenue related to these agreements was $534 and is included in the Deferred Revenue caption on our consolidated balance sheets.

Contractual Obligations

The table below lists our contractual obligations as of March 31, 2007.

	Payment due by period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Short-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	19	10	6	3	—
Operating lease obligations	9,947	1,094	2,353	2,167	4,333
Purchase obligations(1)	10,552	10,552	—	—	—
Other Long-term(2)	1,237	87	166	142	$842

Total	$21,755	$11,743	$2,525	$2,312	$5,175

(1)	The purchase obligations consist primarily of purchase orders for inventory used in our normal course of business. No individual supplier accounted for more than $3,645.

(2)	Consists primarily of pension obligations to our former Chief Executive Officer.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

For the year ended March 31, 2007, interest on our Borrowing under our secured Credit Agreement fluctuated primarily with the LIBOR rate. A variation of 1% in the LIBOR rate during the year ended March 31, 2007 would have affected our earnings by approximately $12.

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

As of March 31, 2007 we had two outstanding foreign exchange contracts in the amount of 1,500 and 1,000 euros (equivalent to US dollars of $2,004 and $1,336 respectively). The duration of these contracts was six months and three months. An unrealized loss of $154 on the contracts was included in results of operations under the Other, net caption with the offsetting balance recorded in the Accounts Payable and Accrued Expenses caption on our balance sheet. A 10% appreciation in the value of the Euro from the rate at March 31, 2007 would have increased the unrealized loss on the outstanding contract to $487, while a 10% depreciation in the value of the Euro would have produced an unrealized gain on the contract of $180. Although economic gains or losses on these contracts are generally offset by the gains or losses on underlying transactions, we seek to minimize our foreign currency exposure on a macro basis rather than at the transactional level.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Shareholders and Directors of

Franklin Electronic Publishers, Incorporated

Burlington, New Jersey 08016

We have audited the accompanying consolidated balance sheets of Franklin Electronic Publishers, Incorporated and subsidiaries as of March 31, 2007 and 2006 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years ended March 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklin Electronic Publishers, Incorporated and subsidiaries as of March 31, 2007 and 2006, and the results of its operations and cash flows for each of the three years ended March 31, 2007 in conformity with accounting principles generally accepted in the United States.

/s/ RADIN, GLASS & CO., LLP
Certified Public Accountants

New York, New York

June 13, 2007

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except for per share data)

	Year Ended March 31,
	2007	2006	2005
SALES	$52,213	$59,622	$62,146
COST OF SALES	28,321	29,605	32,167

GROSS MARGIN	23,892	30,017	29,979

EXPENSES:
Sales and marketing	15,880	17,165	16,816
Research and development	4,401	4,497	3,886
General and administrative	6,836	6,848	6,988
Trademark write-down	—	—	1,531

Total operating expenses	27,117	28,510	29,221

OPERATING INCOME	(3,225)	1,507	758
Gain on sale of investment in MobiPocket	—	—	1,781
Interest income (expense), net	207	(122)	(273)
Other, net (Note 2)	(94)	719	41

INCOME BEFORE INCOME TAXES	(3,112)	2,104	2,307
INCOME TAX (BENEFIT) PROVISION (Note 14)	68	92	(96)

NET INCOME	$(3,180)	$2,012	$2,403
PREFERRED STOCK DIVIDEND	—	243	458

NET INCOME APPLICABLE TO COMMON STOCK	$(3,180)	$1,769	$1,945

NET INCOME PER COMMON SHARE:
Basic	$(0.39)	$0.22	$0.24

Diluted	$(0.39)	$0.21	$0.23

WEIGHTED AVERAGE COMMON SHARES:
Basic	8,216	8,169	8,047

Diluted	8,216	8,574	8,498

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 3)	$6,314	$3,710
Short-term investments (Note 4)	2,088	6,981
Accounts receivable, less allowance for doubtful accounts of $306 and $280	6,616	6,717
Inventories (Note 5)	8,455	7,492
Prepaids and other assets	1,531	1,637

TOTAL CURRENT ASSETS	25,004	26,537

PROPERTY AND EQUIPMENT (Note 6)	1,462	1,607

OTHER ASSETS:
Deferred income tax asset (Notes 2 and 14)	5,700	5,700
Trademark and goodwill (Notes 2 and 8)	2,265	2,265
Software development costs	2,434	3,642
Other assets (Notes 2 and 7)	3,492	3,270

TOTAL OTHER ASSETS	13,891	14,877

TOTAL ASSETS	$40,357	$43,021

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses (Note 9)	$9,108	$8,338
Current portion of long-term liabilities - Other	97	77

TOTAL CURRENT LIABILITIES	9,205	8,415

OTHER LIABILITIES (Note 10)	1,160	1,136
DEFERRED REVENUE (Note 2)	534	740
DEFERRED GAIN ON SALE AND LEASEBACK (Note 6)	4,032	4,478
SHAREHOLDERS’ EQUITY (Note 13):
Preferred stock, $2.50 par value, authorized 10,000,000 shares, issued and outstanding -0- and -0-	—	—
Common stock, $0.01 par value, authorized 50,000,000 shares, issued and outstanding, 8,217,921 and 8,209,771 shares	82	82
Additional paid in capital	50,743	50,650
Retained earnings (deficit)	(24,619)	(21,439)
Foreign currency translation adjustment (Note 2)	(780)	(1,041)

TOTAL SHAREHOLDERS’ EQUITY	25,426	28,252

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$40,357	$43,021

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Year Ended March 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$(3,180)	$2,012	$2,403
ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	4,251	3,112	2,893
Provision for losses on accounts receivable	121	24	(31)
Loss on disposal of property and equipment	(31)	(139)	16
Equity in earnings of associated companies	—	—	(46)
Gain on sale of investment in MobiPocket	—	—	(1,781)
Trademark write-down	—	—	1,531
Stock issued for services	74	48	—
Source (use) of cash from change in operating assets and liabilities:
Accounts receivable	19	(904)	1,303
Inventories	(964)	1,289	(373)
Prepaids and other assets	127	1,112	(351)
Accounts payable and accrued expenses	1	(2,071)	(19)
Other, net	(11)	36	(8)

NET CASH PROVIDED BY OPERATING ACTIVITIES	407	4,519	5,537
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(789)	(845)	(981)
Proceeds from sale of property and equipment	49	13	11
Proceeds from sale of building	—	9,699	—
Software development costs	(879)	(2,091)	(1,298)
Investment in Kreutzfeldt Electronic Publishing	(852)	—	—
Sale of investment in MobiPocket	—	—	2,543
Short-term investments	4,892	(6,981)	—
Change in other assets	(492)	(649)	(589)

NET CASH USED IN INVESTING ACTIVITIES	1,929	(854)	(314)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	—	—	(2,375)
Cash dividends on preferred stock	—	(243)	(458)
Proceeds from issuance of common shares	3	181	354
Redemption of preferred shares	—	(2,448)	(2,170)
Other liabilities	4	(41)	(57)

NET CASH USED IN FINANCING ACTIVITIES	7	(2,551)	(4,706)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	261	(190)	52

INCREASE IN CASH AND CASH EQUIVALENTS	2,604	924	569
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,710	2,786	2,217

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,314	$3,710	$2,786

SUPPLEMENTAL DATA:
Cash paid (received) during the year:
Income taxes	$(76)	$28	$495
Interest expense	$165	$192	$313

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except for share data)

	Common Stock		Additional Paid in Capital	Preferred Stock		Retained Earnings	Accumulated Other Comprehensive Income *	Total Shareholders’ Equity
	Shares	Amount		Shares	Amount
BALANCE - MARCH 31, 2004	7,994,232	$80	$50,047	4,579	$4,557	$(25,114)	$(902)	$28,668
Amortization of deferred compensation expense for shares issued for services	—	—	6			—	—	6
Issuance of common shares under employee stock option plan	130,990	1	353			—	—	354
Preferred stock dividend				—		(458)		(458)
Redemption of preferred shares				(2,145)	(2,145)	(25)		(2,170)
Income for the period	—	—				2,403	—	2,403
Foreign currency translation adjustment	—	—				—	51	51

BALANCE - MARCH 31, 2005	8,125,222	$81	$50,406	2,434	$2,412	$(23,194)	$(851)	$28,854

Amortization of deferred compensation expense for shares issued for services	9,500	—	63			—	—	63
Issuance of common shares under employee stock option plan	75,049	1	181			—	—	182
Preferred stock dividend				—		(243)		(243)
Redemption of preferred shares				(2,434)	(2,434)	(14)		(2,448)
Write off of preferred stock issuance costs					22			22
Income for the period	—	—				2,012	—	2,012
Foreign currency translation adjustment	—	—				—	(190)	(190)

BALANCE - MARCH 31, 2006	8,209,771	$82	$50,650	—	$—	$(21,439)	$(1,041)	$28,252

Amortization of deferred compensation expense for shares issued for services and issuance of options	5,450	—	90			—	—	90
Issuance of common shares under employee stock option plan	2,700	—	3			—	—	3
Loss for the period	—	—				(3,180)	—	(3,180)
Foreign currency translation adjustment	—	—				—	261	261

BALANCE - MARCH 31, 2007	8,217,921	$82	$50,743	—	$—	$(24,619)	$(780)	$25,426

*	Comprehensive income, i.e., net income (loss), plus, or less, the change in foreign currency balance sheet translation adjustments, totaled ($2,919), $1,822 and $2,454 for the fiscal years ended March 31, 3007, 2006 and 2005 respectively.

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

Inventories:

Inventories are valued at the lower of cost or realizable value determined by the first-in, first-out method of accounting.

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

In March 2005 the Company recorded a charge of $1,531 to adjust the carrying value of the Company’s license agreement for the ROLODEX® Electronics trademark to its estimated fair value. During the years ended March 31, 2007 and March 31, 2006 the Company recorded no impairment in the value of its long-lived assets.

Other Assets:

Other assets consist primarily of the Company’s enterprise resource planning software and certain employment agreements and data conversion software, the components of which are being amortized over useful lives of 3 to 10 years.

Freight Billed:

The Company recognizes amounts billed to customers in sales transactions for shipping and handling as revenue earned for the goods provided and it classifies such billings as sales revenue.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except share and per share data)

Revenue:

The Company recognizes revenue when it is realized. Approximately 98% of the Company’s revenue arises from the shipment of products. The Company considers revenue realized when the product has been shipped or the services have been provided to the customer, and collectibility is reasonably assured. The Company’s sales are made with right of return or exchange for defective products, generally within one year from the original retail purchase. Revenue is reduced for estimated customer returns and other allowances. Sales returns are generally estimated and recorded based on historical sales and returns information. Products that exhibit unusual sales or return patterns are specifically investigated and analyzed as part of the accounting process.

The Company accrues for mark down money at the time of sale based on historical experience. The accrual is adjusted quarterly based on actual and anticipated claims.

The Company occasionally enters into multiple element arrangements, primarily involving its software technology which generally include technology licensing fees and annual support fees. The Company begins recognizing the related revenue when technology is delivered and accepted by the customer with the total amount being spread evenly over the term of the support agreement. As of March 31, 2007 the unrecognized portion of revenue related to these agreements was $534 and is included in the Deferred Revenue caption on the consolidated balance sheets.

Software Development Costs:

The capitalization of software development costs and the related amortization is in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Software costs, which are capitalized after technological feasibility is established, totaled $879, $1,922 and $1,298 for the fiscal years ended March 31, 2007, 2006, and 2005, respectively.

Amortization included in the accompanying Consolidated Statement of Operations for fiscal years ended March 31, 2007, 2006, and 2005, was $2,075, $1,150, and $968, respectively.

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

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except share and per share data)

As of March 31, 2007 the Company had two outstanding foreign exchange contracts in the amounts of 1,500 and 1,000 euros (equivalent to US dollars of $2,004 and $1,336 respectively). The duration of these contracts was six months and three months. An unrealized loss of $154 on the contracts was included in results of operations under the Other, net caption with the offsetting balance recorded in the Accounts Payable and Accrued Expenses caption on our balance sheet.

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

As of March 31, 2005 the Company had one outstanding foreign exchange contract in the amount of 1,500 euros (equivalent to US dollars of $1,944). The duration of this contract was six months. An unrealized loss of $100 on the contract was included in results of operations under the Other, net caption with the offsetting balance recorded in the Accounts Payable and Accrued Expenses caption on our balance sheet.

Income Taxes:

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates in effect in the years in which the differences are expected to reverse. The Company’s $5,700 deferred tax asset is based upon the Company’s estimate of taxes that would be due and offset against the Company’s net operating loss carry forward, based upon its estimate of future earnings.

Earnings(Loss) Per Share:

Net income (loss) per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. The net income per common share computation, assuming dilution, gives effect to all potential dilutive common shares during the period. The computation assumes that the outstanding stock options and warrants were exercised and that the proceeds were used to purchase common shares of the Company.

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

The results of operations for the year ended March 31, 2007 include non-cash compensation expense of approximately $74 for the amortization of stock option expense.

Through March 31, 2006, the Company accounted for stock transactions in accordance with APB Opinion No. 25, “Accounting For Stock Issued To Employees,” under which the Company elected to follow the disclosure only alternative to accounting for its stock based compensation. Accordingly, no compensation expense was recorded on the issuance of employee stock options at fair

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except share and per share data)

market value, except for an amount of $43 associated with the accelerated vesting of options in the March 2006 quarter (see Note 13). If the Company had adopted SFAS No. 123(R) for the year ended March 31, 2006, the Company would have recognized an additional expense based on the fair value of stock options granted of $1,497.

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

Short term investments consists of shares in a short term bond fund. Shares in the bond fund may be redeemed at any time at the discretion of the Company.

5.	INVENTORIES

Inventories consist of:

	March 31,
	2007	2006
Finished products	$8,348	$7,181
Component parts	107	311

	$8,455	$7,492

6.	PROPERTY AND EQUIPMENT

Property and equipment consist of:

	March 31,
	2007	2006
Furniture, equipment and leasehold improvements	6,416	6,056
Tooling	4,845	4,627
Computer software purchased	1,565	1,379

	12,826	12,062
Accumulated depreciation and amortization	11,364	10,455

	$1,462	$1,607

On January 18, 2006, the Company completed the sale of its headquarters building. The Company entered into an agreement to lease back the building for a term of ten years and three months with an initial annual fixed rent of $737. The Company is responsible for payment of all real estate taxes and utilities, most repairs, and is required to maintain appropriate insurance coverage. It has provided to the Landlord a refundable security deposit of $368. The Company can extend the term of the Lease upon 12 months notice for an additional ten years upon the same terms and conditions, except that the rent shall be 95% of the then Fair Market Value. As of March 31, 2007, a gain of $4,032 on the sale has been deferred and will be recognized over the remaining lease term. The deferred gain is recorded on the consolidated balance sheets under the caption Deferred Gain on Sale and Leaseback.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except share and per share data)

7.	OTHER ASSETS

Other assets consist of:

	March 31,
	2007	2006
Trademarks and patents	$133	$147
Enterprise resource planning software (net of amortization of $2,378 and $1,948)	1,191	1,621
Advance royalties and licenses	454	687
Other intangible assets (net of amortization of $58)	720	—
Deposits and other assets	994	815

	$3,492	$3,270

Other intangible assets consists of employment agreements and software know-how acquired with the Company’s acquisition of Kreutzfeldt Electronic Publishing which took place in July 2006. These assets are being amortized over five and ten years respectively.

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

9.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:

	March 31,
	2007	2006
Trade accounts payable	$4,423	$3,792
Accrued payroll, bonus, benefits and taxes	2,301	2,633
Accrued sales allowances	730	382
Accrued royalties	339	343
Accrued expenses—other	1,315	1,188

	$9,108	$8,338

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except share and per share data)

10.	LONG-TERM LIABILITIES

Long-term liabilities consist of:

	March 31,
	2007	2006
Post retirement obligation	$1,148	$1,174
Other	109	39

	1,257	1,213
Less current portion	97	77

	$1,160	$1,136

The aggregate maturities of the long-term liabilities for the five years after March 31, 2007 are as follows:

Years Ending March 31,
2008	97
2009	104
2010	68
2011	72
2012	73

The Company has a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association (“PNC”) which provides for a $20,000 revolving credit facility (the “Loan”) for the Company. At the Company’s option, Loans under the Credit Agreement will be either Domestic Rate Loans based on PNC’s Base Rate with the interest rate varying from the PNC Base Rate minus 50 basis points to the PNC Base Rate plus 50 basis points or LIBOR Rate Loans with the interest rate varying from LIBOR plus 100 basis points to LIBOR plus 225 basis points, both rates depending upon the ratio of the Company’s Funded Debt to EBITDA and the composition of collateral provided. Loans under the Credit Agreement are secured by substantially all of the assets of the Company. The Credit Agreement contains certain financial covenants and restrictions on indebtedness, business combinations and other related items. This agreement was amended on March 30, 2007 to modify certain financial covenants. We were in compliance with all covenants of the amended Credit Agreement as of March 31, 2007. As of March 31, 2007 we had no borrowings under the Credit Agreement.

Long-term liabilities consist primarily of a post retirement obligation to a former CEO of the Company. The long-term balance of this obligation was $1,091 and $1,118 as of March 31, 2007 and 2006, respectively.

11.	ADVERTISING AND MEDIA COSTS

Advertising costs for the years ended March 31, 2007, 2006 and 2005 were $3,683, $4,771, and $4,845, respectively. Deferrals of direct response advertising were not material.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except share and per share data)

12.	COMMITMENTS

Lease Commitments:

Rent expense under all operating leases was $1,061, $606, and $651 for the years ended March 31, 2007, 2006 and 2005, respectively. The future minimum rental payments to be made under non-cancelable operating leases, principally for facilities, as of March 31, 2007 were as follows:

Years Ending March 31,
2008	$1,104
2009	1,119
2010	1,240
2011	1,099
2012	1,071

Royalty Agreements:

The Company acquires the rights to reference works, databases and technology from various publishers and technology companies under renewable contracts of varying terms. Royalties and license fees are based on a per unit charge or as a percentage of revenue from products utilizing such databases or software licenses. The Company does not believe that there are any net prepayments that will not be earned based upon anticipated future sales.

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

Purchases of SII product in the United States were $2,273, $1,075 and $1,775 for the years ended March 31, 2007, 2006 and 2005, respectively. The penalty for the shortfall in purchases in the 2005 fiscal year was waived by SII. A provision of $510 was made to provide for penalties related to the shortfall in purchases for the year ended March 31, 2006. This provision was reversed during fiscal 2007. The minimum annual purchase commitments for German sales commence from the date of first shipment and are as follows:

First Year	$500
Second Year	550
Third Year	605
Fourth Year	665
Fifth Year	735

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except share and per share data)

Purchases of SII products for sale in the German marketplace were $1,173 for the first year which ended in October 2006

On June 13, 2007, the Company executed a non-binding Memorandum of Understanding (MOU) with SII under which, subject to concluding a definitive agreement, SII would make a one time payment to the Company of $3,000,000 in consideration for the elimination of minimum purchase commitments of both parties in the agreements under which SII distributes the Company’s products in Japan and the Company distributes SII’s products in the United States and Germany. Any payments received pursuant to the definitive agreement will be reflected in our fiscal 2008 financial statements.

13.	SHAREHOLDERS’ EQUITY

Restricted Stock Plan and Unearned Portion of Common Stock Issued for Services:

The Company’s 2005 Restricted Stock Plan provides for the grant of shares of common stock for services. The shares are subject to a restriction on transfer, which requires the holder to remain employed by the Company for up to three years in order to receive the shares. As of March 31, 2007, there were 43,150 shares of common stock available for distribution under the 2005 Restricted Stock Plan and 875 shares were available under the previous plan.

Employee Stock Options:

At March 31, 2007, the Company had options outstanding under two stock-based employee compensation plans, Franklin’s 1988 Stock Option Plan, as amended and Franklin’s 1998 Stock Option Plan, as amended. On March 31, 2007, 59,336 shares remained available for grant under the Company’s 1998 Stock Option Plan. There were no options available for grant under the 1988 plan.

Under the Company’s 2005 Stock Option Plan (the “2005 Plan”), 1,500,000 shares of common stock have been reserved for issuance. The Plan authorizes the Company to grant options to purchase shares of common stock to key employees, consultants and outside directors of the Company.

The 2005 Plan provides for granting of options to purchase shares of common stock at not less than the fair market value on the date of grant. An option may not be granted for a period in excess of ten years from the date of grant. Options are not transferable by the optionee other than upon death. Under the terms of the 2005 Plan, an employee may deliver shares of common stock as payment for options being exercised. The shares are valued at the closing price on the date of exercise. As of March 31, 2007 no options have been granted under the 2005 Plan.

Accounting for Employee Stock Options:

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

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes model incorporates assumptions as to dividend yield, volatility, an appropriate risk-free interest rate and the expected life of the option. Many of these assumptions require management’s judgment. The Company’s volatility is based upon historical volatility of the Company’s stock. The results of operations for the year ended March 31, 2007 include non-cash compensation expense of approximately $74 for the amortization of stock option expense.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except share and per share data)

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

The following table illustrates the effect on net income and earnings per share, for the fiscal years ended March 31, 2006 and 2005, if the company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, to stock-based employee compensation:

	Year ended March 31,
	2006	2005
Reported net income	$2,012	$2,403
Deduct:
Total stock-based employee compensation expense determined under fair value based method	(1,497)	(923)
Expense Recognized Outside plan	—	—

Proforma net income	$515	$1,480

(a) Earnings (loss) per share:
Basic-as reported	$0.22	$0.24
Basic-pro forma	$0.03	$0.13
Diluted—as reported	$0.21	$0.23
Diluted—pro forma	$0.03	$0.12

(a)	After preferred stock dividends of $243 and $458 for the years ended March 31, 2006 and 2005, respectively.

On March 17, 2006 the Company’s Board of Directors approved the acceleration of the vesting of all of the Company’s outstanding unvested employee stock options. Options to purchase approximately 524,000 shares were accelerated. The Board of Directors approved the acceleration of the vesting of the affected stock options in order to reduce the non-cash compensation expense that would have been recorded in future periods, following the effectiveness of FAS 123(R). As a result of this acceleration, the Company recorded an expense in the fourth quarter of fiscal 2006 of approximately $43, which represents the Company’s estimate of the intrinsic value of the outstanding options that would have been forfeited had the acceleration not occurred.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except share and per share data)

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options granted during the years ended March 31, 2007, 2006, and 2005, respectively: annual dividends of $0.00 for all years, expected volatility of 42.0%, 52.6%, and 58.8%, risk free interest rate of 4.7%, 4.4%, and 3.5% and expected life of between 5 and 6.25 years for all grants. The number of shares granted, the weighted-average exercise price and weighted average fair value of the stock options granted during the years ended March 31, 2007, 2006, and 2005 were as follows:

	Number of Shares Granted	Weighted- Average Exercise Price	Weighted- Average Fair Value
Year ended March 31, 2005
Exercise price equals market value	324,270	$3.93	$2.09
Year ended March 31, 2006
Exercise price equals market value	355,802	$3.82	$1.93
Year ended March 31, 2007
Exercise price equals market value	105,995	$2.10	$1.06

The following table summarizes the changes in options outstanding and the related price ranges for shares of common stock:

		Stock Options
		Shares	Weighted Average Exercise Price
	Outstanding at March 31, 2004	2,778,636	5.27
	Granted	324,270	3.93
	Exercised	(130,990)	2.71
	Expired or cancelled	(345,673)	6.64

	Outstanding at March 31, 2005	2,626,243	5.05
	Granted	355,802	3.82
	Exercised	(75,274)	2.41
	Expired or cancelled	(132,392)	10.37

	Outstanding at March 31, 2006	2,774,379	4.71
	Granted	105,995	2.10
	Exercised	(2,700)	1.20
	Expired or cancelled	(226,428)	7.16

	Outstanding at March 31, 2007	2,651,246	4.40

Outstanding options by plan:	1988 Plan	312,870
	1998 Plan	2,188,375
	2005 Plan	—
	Outside of Plan	50,000
	Options available for grant under the 2005 Plan	1,500,000
	Options available for grant under the 1998 Plan	59,336
	No shares were available for grant under the 1988 Plan

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except share and per share data)

The following table summarizes information about stock options outstanding at March 31, 2007:

	Options outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.20 – $ 1.80	409,037	4.96	$1.42	409,037	$1.42
2.00 – 2.80	346,981	6.52	$2.54	241,237	$2.73
3.05 – 3.78	403,048	5.14	$3.52	403,048	$3.52
3.80 – 3.97	493,356	7.10	$3.82	493,356	$3.82
4.00 – 4.88	330,858	4.49	$4.21	293,358	$4.23
5.63 – 7.50	422,200	2.67	$6.71	422,200	$6.71
8.50 – 10.13	132,766	1.49	$9.19	132,766	$9.19
11.00 – 14.88	113,000	0.95	$12.91	113,000	$12.91

$ 1.20 – $14.88	2,651,246			2,508,002

Options exercisable and the weighted average exercise price at March 31, 2006 and March 31, 2005, were 2,724,379 options and $4.72, and 2,037,125 options and $5.59, respectively.

On December 30, 2004 the Company redeemed 1,145 shares of its outstanding preferred stock at a cost of $1,145. In March 2005, the Company redeemed an additional 1,000 shares at a total cost of $1,025. As of March 31, 2005, 2,434 shares of Series A Preferred Stock were outstanding. In January 2006, the Company redeemed all of the remaining preferred stock at a total cost of $2,447.

14.	INCOME TAXES

The components of the net deferred income tax asset are the following:

	March 31,
	2007	2006
US loss carryforward—Franklin	$13,325	$11,861
Inventory valuation allowances	570	608
Trademark Impairment charge, net of prior amortization	1,530	1,930
Gain on sale of headquarters building	1,541	2,059
Other items (taxable) deductible in future years—net	982	394

	17,948	16,852
Deferred income tax valuation allowance	12,248	11,152

	$5,700	$5,700

Deferred income taxes result from temporary differences between income tax and financial reporting computed at the effective income tax rate. A valuation allowance has been provided to reduce the deferred income tax asset to the amount which is expected more likely than not to be realized.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except share and per share data)

The income tax provision consists of the following:

	Year ended March 31,
	2007	2006	2005
Federal	$(18)	$9	$—
State	24	53	5
Foreign	62	30	(101)

	$68	$92	$(96)

The reconciliation of income taxes shown in the financial statements and amounts computed by applying the Federal income tax rate of 35% for the years ended March 31, 2007, 2006 and 2005 is as follows:

	Year Ended March 31,
	2007	2006	2005
Income before income taxes	$(3,112)	$2,104	$2,307

Computed expected tax	(1,089)	736	807
Effect of non-deductible expenses	20	20	20
Income tax expense	(18)	9	—
Foreign tax provision	62	30	(101)
State tax provision	24	53	5
Change in valuation allowance	1,069	(756)	(827)

Provision (benefit) for income taxes	$68	$92	($96)

Effective April 1, 1997, the Company filed elections with the Internal Revenue Service to treat most of its foreign subsidiaries as divisions of the parent for U.S. income tax reporting.

The loss carry forward and expiration date are as follows:

	Amount	Expiration Date
United States	$35,000	2019 -2027

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except share and per share data)

15.	OPERATIONS

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

Year ended March 31, 2007	North America	Europe	Other International	Other Domestic	Corporate	Consolidated
Sales	$31,698	$13,815	$5,836	$864	$—	$52,213
Cost of sales	15,202	6,029	2,945	148	3,997	28,321

Gross margin	16,496	7,786	2,891	716	(3,997)	23,892
Operating expenses:
Sales and marketing	8,621	3,402	1,395	211	2,251	15,880
Research and development	—	—	180	296	3,925	4,401
General and administrative	711	806	366	86	4,867	6,836

Total expense	9,332	4,208	1,941	593	11,043	27,117
Operating income	$7,164	$3,578	$950	$123	$(15,040)	$(3,225)

Year ended March 31, 2006	North America	Europe	Other International	Other Domestic	Corporate	Consolidated
Sales	$36,904	$12,989	$5,036	$4,693	$—	$59,622
Cost of sales	17,874	6,114	2,457	1,242	1,918	29,605

Gross margin	19,030	6,875	2,579	3,451	(1,918)	30,017
Operating expenses:
Sales and marketing	10,531	3,190	1,494	65	1,885	17,165
Research and development	—	—	—	233	4,264	4,497
General and administrative	561	676	464	—	5,147	6,848

Total expense	11,092	3,866	1,958	298	11,296	28,510
Operating income	$7,938	$3,009	$621	$3,153	$(13,214)	$1,507

Year ended March 31, 2005	North America	Europe	Other International	Other Domestic	Corporate	Consolidated
Sales	$42,911	$13,937	$3,932	$1,366	$—	$62,146
Cost of sales	21,416	5,378	1,830	496	3,048	32,167

Gross margin	21,512	8,559	2,105	879	(3,048)	29,979
Operating expenses:
Sales and marketing	10,011	3,340	909	8	2,548	16,816
Research and development	—	—	—	81	3,805	3,886
General and administrative	543	1,248	283	8	4,906	6,988
Trademark write-down	1,531	—	—	—	—	1,531

Total expense	12,085	4,588	1,192	97	11,259	29,221
Operating income	$9,410	$3,971	$910	$773	$(14,307)	$758

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except share and per share data)

For the fiscal years ended March 31, 2007, 2006 and 2005, no customer accounted for more than 10% of the Company’s revenues.

For the fiscal year ended March 31, 2007 four suppliers accounted for more than 10% of the Company’s purchases of its inventory. The four suppliers individually accounted for 27%, 23%, 14% and 11% of inventory purchases. For the fiscal year ended March 31, 2006 two suppliers accounted for more than 10% of the Company’s purchases of its inventory. The two suppliers individually accounted for 31% and 21% of inventory purchases. For the fiscal year ended March 31, 2005 two suppliers accounted for more than 10% of the Company’s purchases of its inventory. The two suppliers individually accounted for 21% and 15% of inventory purchases.

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

JOINT VENTURE AGREEMENT

During the quarter ended September 30, 2006 the Company entered into a joint venture relationship with Keysbond Ltd. of Hong Kong, an electronics development and manufacturing concern, under which Franklin and Keysbond have incorporated and jointly own Embedded Linguistic Solutions (HK) Ltd., a new software development company based in Hong Kong. The Company expects that a portion of its software development work for each of its respective products will be undertaken by the new joint venture company. The agreement obligates Franklin to make certain minimum purchases from Keysbond during the term of the agreement, including minimum purchases of $4,500 during the first year of the agreement, which approximates its current purchasing levels. The first year of the agreement commenced September 2006. Subsequent minimums will be based on 7.5% of Franklin’s net sales for the preceding year. For the twelve months ended March 31, 2006 and 2007, Franklin purchased approximately $5,075 and $5,110, respectively, of product from Keysbond. If the minimum purchases are not attained Franklin will pay to Keysbond a penalty of 10% of any shortfall. However, the agreement provides for a cure period in the year succeeding any shortfall if the purchases in the succeeding year exceed that year’s guaranty. Franklin has contracted with Keysbond for development and manufacturing services since 2001. The joint venture will be accounted for by Franklin under the equity method of accounting.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except share and per share data)

16.	VALUATION AND RESERVE ACCOUNTS

Franklin Electronic Publishers, Inc.

Valuation and Reserve Accounts

For the years ended March 31, 2007, 2006 and 2005

(in thousands)

	Balance at Beginning of Period	Charges to Revenue or Expenses	Deductions		Balance at End of Period
Allowance for Bad Debts:
Year ended March 31, 2007	$280	$121	$95	(1)	$306
Year ended March 31, 2006	$456	$20	$196	(1)	$280
Year ended March 31, 2005	802	(21)	325	(1)	456
Allowance for Sales Returns:
Year ended March 31, 2007	$1,116	$3,199	$3,660	(2)	$655
Year ended March 31, 2006	$597	$2,937	$2,418	(2)	$1,116
Year ended March 31, 2005	809	3,167	3,379	(2)	597
Allowance for Mark Downs:
Year ended March 31, 2007	$40	$886	$508	(3)	$418
Year ended March 31, 2006	$53	$198	$211	(3)	$40
Year ended March 31, 2005	126	(18)	55	(3)	53

Notes:

(1)	Write-offs of Accounts Receivable net of recoveries.

(2)	Return offset against provision.

(3)	Mark Downs offset against provision.

17.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 will be effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe the adoption of SFAS No. 155 will have a material impact on its financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”). SFAS No. 156 amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 will be effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe the adoption of SFAS No. 156 will have a material impact on its financial statements.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No.109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for the Company beginning in fiscal year 2007. The Company does not expect the adoption of this pronouncement to have a significant impact on its financial statements.

        In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements (“SFAS No. 157”).” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair-value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair-value measurements would be separately disclosed by level within the fair-value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not believe the adoption of SFAS No. 157 will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB No. 87, 88, 106, and 132 (R).” SFAS No. 158 requires the recognition of the overfunded or underfunded status of defined benefit postretirement plans as assets or liabilities on the balance sheet, with changes to the funded status recognized through comprehensive income in the year in which they occur. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not believe the adoption of SFAS No. 158 will have a material impact on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements In Current year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. This statement is effective for fiscal years beginning after November 15, 2006.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe the adoption of SFAS No. 159 will have a material impact on its financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except share and per share data)

18.	SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	June 30	September 30	December 31	March 31
Fiscal 2007
Net sales	$11,785	$12,276	$17,179	$10,973
Gross margin	5,322	5,536	8,111	4,923
Net income (loss)	(1,039)	(898)	393	(1,636)
Net income (loss) per common share:
Basic	(0.13)	(0.11)	.05	(0.20)
Diluted	(0.13)	(0.11)	.05	(0.20)
Fiscal 2006
Net sales	$17,652	$13,898	$17,894	$10,178
Gross margin	8,598	6,743	9,989	4,687
Net income (loss)	898	124	1,995	(1,005)
Net income (loss) per common share:
Basic	.10	.02	.23	(0.12)
Diluted	.09	.01	.22	(0.12)
Fiscal 2005
Net sales	$15,990	$16,246	$19,174	$10,736
Gross margin	7,927	7,783	9,367	4,902
Net income (loss)	779	945	1,409	(730)
Net income (loss) per common share:
Basic	.07	.12	.15	(.09)
Diluted	.06	.11	.14	(.09)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A.	CONTROLS AND PROCEDURES

As of March 31, 2007 (the end of the period covered by this report), our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

No change occurred in our internal controls concerning financial reporting during the fourth quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

On June 29, 2007, the Company issued a press release announcing earnings for its fourth fiscal quarter ended March 31, 2007. The full text of the press release issued by the Company on June 29, 2007 is attached hereto as Exhibit 99.1.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Information called for by Item 10 is set forth under the heading “Election of Directors” in our Proxy Statement for our 2007 annual meeting of stockholders (the “2007 Proxy Statement”), which is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information called for by Item 11 is set forth under the heading “Executive Compensation” in the 2007 Proxy Statement, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table gives information about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of March 31, 2007, including the Company’s 1988 Stock Option Plan, the Company’s 1998 Stock Option Plan, as amended and restated, the Company’s 2005 Stock Option Plan, the Company’s Restricted Stock Plan, as amended and restated, 2005 Restricted Stock Plan and various stock option agreements to which the Company is a party.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,601,246	$4.41	1,603,361	(2)
Equity compensation plans not approved by security holders(1)	50,000	$4.00	—

Total	2,651,246	$4.40	1,603,361

(1)	Pursuant to a Stock Option Agreement entered into between the Company and Arnold D. Levitt. In July 1999, in connection with the hiring of Arnold D. Levitt, our Senior Vice President, the Company entered into a Stock Option Agreement pursuant to which the Company granted Mr. Levitt a ten year option to purchase 50,000 shares of Common Stock at an exercise price of $4.00 per share, the fair market value of the Common Stock on the date of grant. Options with respect to one-fourth of the shares became exercisable on each of the first, second, third and fourth anniversaries of the date of grant.
(2)	The Company maintains a Restricted Stock Plan, as amended and restated, and a 2005 Restricted Stock Plan, which provide for the grant of shares of Common Stock for services. The shares are subject to a restriction on transfer which requires the holder to remain employed by the Company for up to three years in order to receive the shares. As of March 31, 2007, 44,025 shares of Common Stock were available for future issuance under the Restricted Stock Plans and 1,559,336 were available for issuance under the Company’s stock option plans.

Additional information called for by Item 12 is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2007 Proxy Statement, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information called for by Item 13 is set forth under the heading “Certain Relationships and Related Transactions” and “Director Independence” in the 2007 Proxy Statement, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information called for by Item 14 is set forth under the heading “Principal Accountant Fees and Services” in the 2007 Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial statements and schedules filed as a part of this report are listed on the “Index to Financial Statements” contained herein. All other schedules are omitted because (i) they are not required under the instructions, (ii) they are inapplicable or (iii) the information is included in the financial statements.

(2) Financial Statement Schedules

Schedule	Description	Page
II	Valuation and Reserve Accounts, Three Years ended March 31, 2007	41

(b) Exhibits

EXHIBITS

EXHIBITS NO.
3.01	—	Certificate of Incorporation of Franklin (Incorporated by reference to Exhibit 3.01 to Registration Statement on Form S-1, File No. 3-6612 (the “Company’s 1986 S-1 Registration Statement”))

3.02	—

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

10.16	—

Share Sale and Transfer Agreement among Hans Kreutzfeldt, Nina Kreutzfeldt, Simon Kreutzfeldt and Franklin Electronic Publishers, Incorporated dated as of July 25, 2006. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 14, 2006)

10.17	—

Earn Out Agreement among Hans Kreutzfeldt, Nina Kreutzfeldt, Simon Kreutzfeldt and Franklin Electronic Publishers, Incorporated dated as of July 25, 2006. (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 14, 2006)

10.18**	—

Amendment of Contract of Employment between Franklin Electronic Publishers (Deutschland) GmbH and Walter Schillings dated June 19, 2006. (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on August 14, 2006)

10.19**	—

Management Agreement between Franklin Electronic Publishers, Inc. and Centaurus Limited dated December 13, 2004. (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on August 14, 2006)

10.20**	—

Amendment to Management Agreement between Franklin Electronic Publishers, Inc. and Centaurus Limited dated June 13, 2005. (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed on August 14, 2006)

10.21**	—

Amendment to Management Agreement between Franklin Electronic Publishers, Inc. and Centaurus Limited dated December 13, 2005. (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on August 14, 2006)

10.22	—

Amendment to Loan Documents by and between the Company, Franklin Electronic Publishers (Europe) LTD., Franklin Electronic Publishers (Deutschland) GMBH and PNC Bank, National Association, dated December 22, 2006. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on February 14, 2007)

21+	—	List of Subsidiaries of the Company

23+	—	Consent of Independent Registered Public Accounting Firm

31.1+	—	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	—	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1++	—	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2++	—	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1++	—	Press Release dated June 29, 2007

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(c) of this report.

+	Filed herewith

++	Furnished herewith

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

Dated: June 28, 2007	By:	/S/ BARRY J. LIPSKY
Barry J. Lipsky President and Chief Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date

/s/ Edward H. Cohen Edward H. Cohen	Director	June 28, 2007

/S/ BARRY J. LIPSKY Barry J. Lipsky	President, Chief Executive Officer and Director (Principal Executive Officer)	June 28, 2007

/S/ LEONARD M. LODISH	Director	June 29, 2007
Leonard M. Lodish

/S/ JAMES MEISTER James Meister	Director	June 28, 2007

/S/ HOWARD L. MORGAN Howard L. Morgan	Director	June 28, 2007

/S/ JERRY R. SCHUBEL Jerry R. Schubel	Director	June 29, 2007

/s/ James H. Simons James H. Simons	Director	June 28, 2007

/S/ WILLIAM H. TURNER William H. Turner	Director	June 28, 2007

/S/ ARNOLD D. LEVITT Arnold D. Levitt	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	June 28, 2007

EXHIBITS INDEX

EXHIBITS NO.
3.01	—	Certificate of Incorporation of Franklin (Incorporated by reference to Exhibit 3.01 to Registration Statement on Form S-1, File No. 3-6612 (the “Company’s 1986 S-1 Registration Statement”))

3.02	—

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

10.16	—

Share Sale and Transfer Agreement among Hans Kreutzfeldt, Nina Kreutzfeldt, Simon Kreutzfeldt and Franklin Electronic Publishers, Incorporated dated as of July 25, 2006. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 14, 2006)

10.17	—

Earn Out Agreement among Hans Kreutzfeldt, Nina Kreutzfeldt, Simon Kreutzfeldt and Franklin Electronic Publishers, Incorporated dated as of July 25, 2006. (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 14, 2006)

10.18**	—

Amendment of Contract of Employment between Franklin Electronic Publishers (Deutschland) GmbH and Walter Schillings dated June 19, 2006. (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on August 14, 2006)

10.19**	—

Management Agreement between Franklin Electronic Publishers, Inc. and Centaurus Limited dated December 13, 2004. (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on August 14, 2006)

10.20**	—

Amendment to Management Agreement between Franklin Electronic Publishers, Inc. and Centaurus Limited dated June 13, 2005. (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed on August 14, 2006)

10.21**	—

Amendment to Management Agreement between Franklin Electronic Publishers, Inc. and Centaurus Limited dated December 13, 2005. (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on August 14, 2006)

10.22	—

Amendment to Loan Documents by and between the Company, Franklin Electronic Publishers (Europe) LTD., Franklin Electronic Publishers (Deutschland) GMBH and PNC Bank, National Association, dated December 22, 2006. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on February 14, 2007)

21+	—	List of Subsidiaries of the Company

23+	—	Consent of Independent Registered Public Accounting Firm

31.1+	—	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	—	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1++	—	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2++	—	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1++	—	Press Release dated June 29, 2007

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(c) of this report.

+	Filed herewith

++	Furnished herewith