Form 10-Q
period 2007-06-30
FRANKLIN ELECTRONIC PUBLISHERS INC
filed 2007-08-14
CIK 356841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK

OUTSTANDING AS OF AUGUST 7, 2007: 8,220,421

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2007	March 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,007	$6,314
Short-term investments	2,106	2,088
Accounts receivable, less allowance for doubtful accounts of $344 and $306	9,430	6,616
Inventories	12,183	8,455
Prepaids and other assets	1,677	1,531

TOTAL CURRENT ASSETS	29,403	25,004

PROPERTY AND EQUIPMENT	1,434	1,462

OTHER ASSETS:
Deferred income tax asset	5,700	5,700
Trademark and goodwill	2,956	2,265
Software development costs	2,349	2,434
Other assets	2,588	3,492

TOTAL OTHER ASSETS	13,593	13,891

TOTAL ASSETS	$44,430	$40,357

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$13,183	$9,108
Current portion of long-term liabilities - Other	126	97

TOTAL CURRENT LIABILITIES	13,309	9,205

OTHER LIABILITIES	1,095	1,160
DEFERRED REVENUE	453	534
DEFERRED GAIN ON SALE AND LEASEBACK	3,921	4,032
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value, authorized 50,000,000 shares, issued and outstanding, 8,220,421 and 8,217,921 shares	83	82
Additional paid in capital	50,801	50,743
Retained earnings (deficit)	(24,551)	(24,619)
Foreign currency translation adjustment	(681)	(780)

TOTAL SHAREHOLDERS’ EQUITY	25,652	25,426

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$44,430	$40,357

See notes to consolidated financial statements

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except for per share data)

(unaudited)

	Three Months Ended June 30,
	2007	2006
SALES	$13,675	$11,785
COST OF SALES	6,878	6,463

GROSS MARGIN	6,797	5,322
EXPENSES:
Sales and marketing	4,048	3,665
Research and development	924	965
General and administrative	1,675	1,689

Total operating expenses	6,647	6,319

OPERATING INCOME	150	(997)
Interest income, net	44	109
Other, net	(118)	(99)

INCOME (LOSS) BEFORE INCOME TAXES	76	(987)
INCOME TAX PROVISION	8	52

NET INCOME (LOSS)	68	(1,039)

INCOME (LOSS) PER COMMON SHARE:
Basic	$0.01	$(0.13)

Diluted	$0.01	$(0.13)

WEIGHTED AVERAGE COMMON SHARES:
Basic	8,218	8,217

Diluted	8,403	8,217

See notes to consolidated financial statements

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except for share data)

	Common Stock			Retained Earnings	Accumulated Other Comprehensive Income *	Total Shareholders’ Equity
	Shares	Amount	Additional Paid in Capital
BALANCE - MARCH 31, 2007	8,217,921	$82	$50,743	$(24,619)	$(780)	$25,426
Issuance of common shares and amortization of deferred compensation expense for shares issued for services			2			2
Issuance of common shares under employee stock option plan	2,500		3			3
Value of stock options granted			53			53
Income (loss) for the period				68		68
Foreign currency translation adjustment					100	100

BALANCE - JUNE 30, 2007 (unaudited)	8,220,421	$82	$50,801	$(24,551)	$(680)	$25,652

*	Comprehensive income, i.e., net income, plus, or less, the change in foreign currency balance sheet translation adjustments, totaled $168 for the three months ended June 30, 2007.

See notes to consolidated financial statements

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$68	$(1,039)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Depreciation and amortization	850	831
Provision for losses on accounts receivable	39	29
Loss (gain) on disposal of property and equipment	1	(34)
Stock options issued for services	56	7
Source (use) of cash from change in operating assets and liabilities:
Accounts receivable	(2,853)	(2,297)
Inventories	(3,728)	(2,433)
Prepaids and other assets	(146)	185
Accounts payable and accrued expenses	3,964	3,145
Deferred revenue	(81)	(60)
Other, net	(5)	(8)

NET CASH USED IN OPERATING ACTIVITIES	(1,835)	(1,674)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(183)	(258)
Proceeds from sale of property and equipment	12	49
Software development costs	(255)	(279)
Short-term investments	(17)	993
Change in other assets	(96)	(75)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(539)	430
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	3	4
Other liabilities	(34)	35

NET CASH PROVIDED BY FINANCING ACTIVITIES	(31)	39
EFFECT OF EXCHANGE RATE CHANGES ON CASH	98	31

DECREASE IN CASH AND CASH EQUIVALENTS	(2,307)	(1,174)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,314	3,710

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,007	$2,536

See notes to consolidated financial statements

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands)

Reference is made to the financial statements included in the Company’s Annual Report (Form 10-K) filed with the Securities and Exchange Commission for the year ended March 31, 2007.

The financial statements for the periods ended June 30, 2007 and 2006 are unaudited and include all adjustments necessary to a fair presentation of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full year.

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

Quarter ended June 30, 2007	North America	Europe	Other International	Other Domestic	Corporate	Consolidated
Sales	$8,142	$4,052	$1,217	$264	$—	$13,675
Cost of sales	3,964	1,841	636	26	411	6,878

Gross margin	4,177	2,211	581	238	(411)	6,797
Operating expenses:
Sales and marketing	2,123	941	347	103	534	4,048
Research and development	—	—	—	60	864	924
General and administrative	172	228	95	—	1,180	1,675

Total expense	2,295	1,169	442	163	2,578	6,647
Operating income	$1,882	$1,042	$139	$75	$(2,989)	$150

Quarter ended June 30, 2006	North America	Europe	Other International	Other Domestic	Corporate	Consolidated
Sales	$8,165	$2,582	$826	$212	$—	$11,785
Cost of sales	4,283	1,146	399	47	588	6,463

Gross margin	3,882	1,436	427	165	(588)	5,322
Operating expenses:
Sales and marketing	2,041	705	306	72	541	3,665
Research and development	—	—	—	84	881	965
General and administrative	172	214	83	2	1,218	1,689

Total expense	2,213	919	389	158	2,640	6,319
Operating income	$1,669	$517	$38	$7	$(3,228)	$(997)

For the three month periods ended June 30, 2007 and 2006 no customer accounted for more than 10% of the Company’s revenue.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands)

For the quarter ended June 30, 2007, three suppliers accounted for more than 10% of the Company’s receipts of inventory purchased. The three suppliers individually accounted for 27%, 26% and 16% of inventory receipts.

For the quarter ended June 30, 2006, four suppliers accounted for more than 10% of the Company’s receipts of inventory purchased. The four suppliers individually accounted for 26%, 22%, 20% and 19% of inventory receipts.

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

The results of operations for the quarter ended June 30, 2007 include non-cash compensation expense of approximately $56 for the amortization of stock option expense.

SEIKO INSTRUMENTS

In July 2007 the Company executed a definitive agreement with Seiko Instruments, Inc. (SII) under which SII made a one time payment to the Company of $3,000,000 on July 31, 2007 in consideration for the elimination of minimum purchase commitments of both parties in the agreements under which SII distributes the Company’s products in Japan and the Company distributes SII’s products in the United States and Germany.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the recognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for reporting periods beginning after December 15, 2006. The Company does not believe that the adoption of FIN 48 will have a material impact on its financial position, results of operations, or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands)

This 2007 Quarterly Report on Form 10-Q may contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent and belief or current expectations of Franklin and its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, the timely availability and acceptance of new electronic books, and other electronic products, changes in technology, the successful integration of any acquisitions, the impact of competitive electronic products, the management of inventories, dependence on key licenses, titles and products, dependence on third party component suppliers and manufacturers, including those that provide Franklin-specific parts, and other risks and uncertainties that may be detailed herein, and from time-to-time, in Franklin’s reports filed with the Securities and Exchange Commission. Franklin undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

RESULTS OF OPERATIONS

Overview

For the quarter ended June 30, 2007, net income increased by $1,107 to $68 from a loss of $1,039 in the same period last year. The increase is due primarily to higher sales of $1,890 and an increased gross margin dollars of $1,475 partially offset by increased operating expense of $328.

Three months ended June 30, 2007 compared with three months ended June 30, 2006:

Net Sales

Sales of $13,675 for the quarter ended June 30, 2007, increased by $1,890 from sales of $11,785 for the same quarter last year. The increase in revenue is primarily attributable to an increase of $1,470 from our European operations due to a promotional sale to a customer that did not purchase in the prior year and the successful introduction of new products that increased sales in Switzerland and the Benelux countries.

Gross Margin

Gross margin dollars increased by $1,475 to $6,797 in the current quarter from $5,322 in the prior year period with $853 of the increase attributable to higher year-over-year sales and an increase in gross margin percentage of 5% accounting for $622. The gross margin percentage increase resulted primarily from the introduction of two new models in North America and one new product introduced globally.

Operating Expenses

Total operating expenses increased $328 to $6,647 in the current quarter from $6,319 in the same period last year. Sales and marketing expense increased $383 to $4,048 (30% of sales) from $3,665 (31% of sales) last year. The increase was due primarily to higher market development funds of $159, an increase in promotions, advertising literature expense, and shows and exhibit expense of $121. Research and development expense decreased by $41 to $924 (7% of sales) from $965 (8% of sales) in the prior year due primarily to reduced professional fees of $150 partially offset by increases in personnel and outside engineering expense of $76 and $29 respectively. General and administrative expense decreased by $14 to $1,675 (12% of sales) compared with $1,689 (14% of sales) in the prior year.

Interest Income, net

Interest income, net declined to $44 in the current period from $109 last year due in part to a reduction in the amount of our cash and short-term investments.

Other, net

Other, net was a loss of $118 for the quarter ended June 30, 2007 compared with a loss of $99 in the same period last year. The change is due primarily to a loss of $54 on the repatriation of funds from our foreign subsidiaries in the quarter ended June 30, 2007, compared with a gain of $15 in the same period last year. This was partially offset by the results of our program of selling euros at current rates for future settlement which recorded a loss of $64 in the quarter ended June 30, 2007 compared with a loss of $115 in the same quarter last year.

Net Income

For the quarter ended June 30, 2007, net income increased by $1,107 to $68 from a loss of $1,039 in the same period last year. The increase is due primarily to higher sales of $1,890 and increased gross margin dollars of $1,475 partially offset by increased operating expense of $328.

We have operations in a number of foreign countries and record sales and incur expenses in various foreign currencies. As the value of these currencies fluctuates from year to year against the US dollar, our revenues, operating expenses and results of operations are impacted. For the quarter ended June 30, 2007, approximately 33% of our sales were denominated in currencies other than the US dollar. For the quarter ended June 30, 2007, our sales and gross margin benefited by approximately $281 from the year over year change in exchange rates for the various currencies (primarily the euro) in which we operate, while our selling, general and administrative expenses increased by approximately $103 due to the fluctuations in exchange rates. The change in exchange rates did not have a significant effect on our research and development expense or cost of sales. The net effect of the year over year fluctuations in exchange rates on our results of operations for the quarter ended June 30, 2007 was an increase in income of approximately $178.

We enter into forward foreign exchange contracts to offset the impact of changes in the value of the euro on our revenue, operating expense and net income and to protect the cash flow from our existing assets valued in foreign currency. Although economic gains or losses on these contracts are generally offset by the gains or losses on underlying transactions, we seek to minimize our foreign currency exposure on a macro basis rather than at the transactional level. We only enter into contracts with major financial institutions that have an “A” (or equivalent) credit rating. All outstanding foreign exchange contracts are marked-to market at the end of each accounting period with unrealized gains and losses included in results of operations

As of June 30, 2007 we had two outstanding foreign exchange contracts in the amounts of 1,500 and 1,000 euros (equivalent to $2,085 and $1,343 respectively). These contracts, with a combined unrealized loss of $22, expire in July and September, respectively. The unrealized loss was included in results of operations under the Other, net caption with the offsetting balance included in Accounts Payable and Accrued Expenses in our balance sheet.

As of June 30, 2006 we had one outstanding foreign exchange contract in the amount of 1,500 euros (equivalent to $1,919) with an unrealized loss of $106 and an expiration date of October 2006. The unrealized loss was included in results of operations under the Other, net caption with the offsetting balance included in Accounts Payable and Accrued Expenses in our balance sheet.

Changes in Financial Condition

Accounts receivable increased by $2,814 to $9,430 at June 30, 2007 from $6,616 at March 31, 2007 primarily because of a seasonal increase in sales of $2,698 during the June 2007 quarter compared with the March 2007 quarter. Inventory increased by $3,728 to $12,183 on June 30, 2007 from $8,455 on March 31, 2007 due to normal seasonal increases as we build inventory for the back-to-school and holiday seasons. Accounts payable and accrued expenses increased by $4,075 primarily because of seasonal inventory and cash requirements.

Liquidity and Capital Resources

We had cash and cash equivalents of $4,007 and short-term investments of $2,106 at June 30, 2007 compared with cash and cash equivalents of $6,314 and short-term investments of $2,088 as of March 31, 2007.

In January 2006, we entered into a sale and leaseback transaction for our headquarters building. Net cash received of approximately $9,700 was used to eliminate outstanding borrowings and redeem our outstanding Preferred Stock, with the balance invested in short-term investments.

On December 7, 2004, we entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association (“PNC”). The Credit Agreement replaced a financing arrangement that expired by its terms on December 7, 2004. The Credit Agreement provides for a $20,000 revolving credit facility (the “Loan”) for the Company. At our option, Loans under the Credit Agreement will be either Domestic Rate Loans based on PNC’s Base Rate with the interest rate varying from the PNC Base Rate minus 50 basis points to the PNC Base Rate plus 50 basis points or LIBOR Rate Loans with the interest rate varying from LIBOR plus 100 basis points to LIBOR plus 225 basis points, both rates depending upon the ratio of our Funded Debt to EBITDA and the composition of collateral provided. Loans under the Credit Agreement are secured by substantially all of the assets of the Company. The Credit Agreement contains certain financial covenants and restrictions on indebtedness, business combinations and other related items. As of June 30, 2007 we were in compliance with all covenants and there were no amounts outstanding under the Credit Agreement.

We rely primarily on our operating cash flow to support our operations. Over our last three fiscal years we generated cash flow from operations of $10,463. This operating cash flow is supplemented by our Credit Agreement to meet seasonal financing needs. We believe our cash flow from operations, available borrowing under our Credit Agreement and existing cash and short-term investment balances will be adequate to satisfy our cash needs for the next twelve months. The amount of credit available under the facility at any time is based upon a formula applied to our accounts receivable and inventory. As of June 30, 2007, we had credit available of $12,016. Our credit availability and borrowings under the facility fluctuate during the year because of the seasonal nature of our business. During the year ended March 31, 2007, maximum availability and borrowings under our Credit Agreement approximated $12,740 and $3,350 respectively. We do not have any significant capital leases and anticipate that depreciation and amortization for fiscal 2008 will exceed planned capital expenditures.

Our Credit Agreement expires in December, 2007. We anticipate that the Credit Agreement will either be renewed with the current lender or will be replaced with a new credit facility.

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

Contractual Obligations

There were no material changes from the information presented for this item in the Company’s Annual Report on Form 10-K for the year ended March 31, 2007, with respect to the Company’s contractual obligations.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, we evaluate these estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We annually review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate and transparent information relative to the current economic and business environment. There have been no changes in critical accounting policies and estimates enumerated in our Annual Report on Form 10-K for the year ended March 31, 2007.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes from the information presented in Item 7A of the Company’s Annual Report on Form 10-K for the year ended March 31, 2007, with respect to the Company’s quantitative and qualitative disclosures about market risks.

ITEM 4.	CONTROLS AND PROCEDURES

As of June 30, 2007 (the end of the period covered by this report), our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

No change occurred in our internal controls concerning financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is subject to litigation from time to time arising in the ordinary course of its business. The Company does not believe that any such litigation is likely, individually or in the aggregate, to have a material adverse effect on the financial condition of the Company.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors enumerated in our Annual Report on Form 10-K for the year ended March 31, 2007.

ITEM 5.	OTHER INFORMATION

ROLODEX® is a registered trademark of Berol Corporation, a subsidiary of Newell Rubbermaid, Inc. Seiko® is registered trademark of Seiko, Inc.

ITEM 6.	EXHIBITS

(a) Exhibits

10.1*†	Third Amendment to Management Agreement dated as of January 1, 2007 by and between Franklin Electronic Publishers, Incorporated and Centaurus Limited.

31.1*	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

Date: August 14, 2007	/s/ Barry J. Lipsky
Barry J. Lipsky
President and Chief Executive Officer
(Duly Authorized Officer)

Date: August 14, 2007	/s/ Arnold D. Levitt
Arnold D. Levitt
Senior Vice President,
Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)