Form 10-Q
period 2007-09-30
FRANKLIN ELECTRONIC PUBLISHERS INC
filed 2007-11-14
CIK 356841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

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

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

NUMBER OF SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE

OUTSTANDING AS OF NOVEMBER 1, 2007: 8,228,546

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2007	March 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,414	$6,314
Short-term investments	2,123	2,088
Accounts receivable, less allowance for doubtful accounts of $384 and $306	10,165	6,616
Inventories	12,186	8,455
Prepaids and other assets	1,856	1,531

TOTAL CURRENT ASSETS	30,744	25,004

PROPERTY AND EQUIPMENT	1,439	1,462

OTHER ASSETS:
Deferred income tax asset	5,700	5,700
Trademark and goodwill	2,927	2,265
Software development costs	2,259	2,434
Other assets	2,431	3,492

TOTAL OTHER ASSETS	13,317	13,891

TOTAL ASSETS	$45,500	$40,357

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$11,537	$9,108
Current portion of long-term liabilities - Other	126	97

TOTAL CURRENT LIABILITIES	11,663	9,205

OTHER LIABILITIES	1,109	1,160
DEFERRED REVENUE	392	534
DEFERRED GAIN ON SALE AND LEASEBACK	3,809	4,032

SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value, authorized 50,000,000 shares, issued and outstanding, 8,228,546 and 8,217,921 shares	82	82
Additional paid in capital	50,825	50,743
Retained earnings (deficit)	(21,767)	(24,619)
Foreign currency translation adjustment	(613)	(780)

TOTAL SHAREHOLDERS’ EQUITY	28,527	25,426

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$45,500	$40,357

See notes to consolidated financial statements.

F RANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except for per share data)

(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
SALES	$14,980	$12,276	$28,655	$24,061
OTHER REVENUE	3,000		3,000

TOTAL REVENUE	17,980	12,276	31,655	24,061
COST OF SALES	7,911	6,740	14,789	13,203

GROSS MARGIN	10,069	5,536	16,866	10,858

EXPENSES:
Sales and marketing	3,985	3,862	8,032	7,527
Research and development	958	1,131	1,881	2,096
General and administrative	2,275	1,606	3,950	3,295

Total operating expenses	7,218	6,599	13,863	12,918

OPERATING INCOME (LOSS)	2,851	(1,063)	3,003	(2,060)
Interest income, net	15	56	59	165
Other, net	(28)	113	(146)	14

INCOME (LOSS) BEFORE INCOME TAXES	2,838	(894)	2,916	(1,881)
INCOME TAX PROVISION	56	4	64	56

NET INCOME (LOSS)	2,782	(898)	2,852	(1,937)

INCOME (LOSS) PER COMMON SHARE:
Basic	$0.34	$(0.11)	$0.35	$(0.24)

Diluted	$0.33	$(0.11)	$0.34	$(0.24)

WEIGHTED AVERAGE COMMON SHARES:
Basic	8,223	8,218	8,221	8,217

Diluted	8,482	8,218	8,436	8,217

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except for share data)

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income *	Total Shareholders’ Equity
	Shares	Amount
BALANCE - MARCH 31, 2007	8,217,921	$82	$50,743	$(24,619)	$(780)	$25,426
Issuance of common shares and amortization of deferred compensation expense for shares issued for services						—
Issuance of common shares under employee stock option plan	10,625		16			16
Value of stock options granted			66			66
Income for the period				2,852		2,852
Foreign currency translation adjustment					167	167

BALANCE - SEPTEMBER 30, 2007 (unaudited)	8,228,546	$82	$50,825	$(21,767)	$(613)	$28,527

*	Comprehensive income, i.e., net income, plus, or less, the change in foreign currency balance sheet translation adjustments, totaled $3,194 for the six months ended September 30, 2007.

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$2,852	$(1,937)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Depreciation and amortization	1,610	1,675
Provision for losses on accounts receivable	83	67
Gain on disposal of property and equipment	1	(34)
Stock issued for services	83	14
Source (use) of cash from change in operating assets and liabilities:
Accounts receivable	(3,631)	(2,875)
Inventories	(3,731)	(5,117)
Prepaids and other assets	(326)	(171)
Accounts payable and accrued expenses	2,198	3,591
Deferred revenue	(137)	54
Other, net	(16)	(8)

NET CASH USED IN OPERATING ACTIVITIES	(1,014)	(4,741)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(363)	(515)
Proceeds from sale of property and equipment	12	49
Investment in Kreutzfeldt Electronic Publishing	—	(810)
Software development costs	(510)	(479)
Short term investments	(35)	2,873
Change in other assets	(136)	(119)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,032)	999

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	—	2,000
Proceeds from issuance of common shares	—	3
Other liabilities	(21)	4

NET CASH PROVIDED BY FINANCING ACTIVITIES	(21)	2,007
EFFECT OF EXCHANGE RATE CHANGES ON CASH	167	58

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,900)	(1,677)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,314	3,710

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,414	$2,033

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands)

Reference is made to the financial statements included in the Company’s Annual Report (Form 10-K) filed with the Securities and Exchange Commission for the year ended March 31, 2007.

The financial statements for the periods ended September 30, 2007 and 2006 are unaudited and include all adjustments necessary to a fair presentation of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full year.

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

Quarter ended September 30, 2007	North America	Europe	Other International	Other Domestic	Corporate	Consolidated
Sales	$9,131	$4,239	$1,479	$131	$—	$14,980
Other Revenue			3,000		—	3,000

Total Revenue	9,131	4,239	4,479	131	—	17,980
Cost of sales	4,575	2,032	768	4	532	7,911

Gross margin	4,556	2,207	3,711	127	(532)	10,069
Operating expenses:
Sales and marketing	2,154	828	330	97	576	3,985
Research and development	—	—	—	63	895	958
General and administrative	178	264	86	—	1,747 *	2,275

Total expense	2,332	1,092	416	160	3,218	7,218
Operating income	$2,224	$1,115	$3,295	$(33)	$(3,750)	$2,851

Quarter ended September 30, 2006	North America	Europe	Other International	Other Domestic	Corporate	Consolidated
Sales	$7,033	$3,398	$1,657	$188	$—	$12,276
Cost of sales	3,350	1,502	826	22	1,040	6,740

Gross margin	3,683	1,896	831	166	(1,040)	5,536
Operating expenses:
Sales and marketing	2,258	657	328	45	574	3,862
Research and development	—	—	—	82	1,049	1,131
General and administrative	152	213	87	71	1,083	1,606

Total expense	2,410	870	415	198	2,706	6,599
Operating income	$1,273	$1,026	$416	$(32)	$(3,746)	$(1,063)

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands)

Six months ended September 30, 2007	North America	Europe	Other International	Other Domestic	Corporate	Consolidated
Sales	$17,273	$8,291	$2,696	$395	$—	$28,655
Other Revenue			3,000		—	3,000

Total Revenue	17,273	8,291	5,696	395	—	31,655
Cost of sales	8,539	3,873	1,407	30	940	14,789

Gross margin	8,734	4,418	4,289	365	(940)	16,866
Operating expenses:
Sales and marketing	4,277	1,769	677	200	1,109	8,032
Research and development	—	—	—	123	1,758	1,881
General and administrative	350	492	181	—	2,927 *	3,950

Total expense	4,627	2,261	858	323	5,794	13,863
Operating income	$4,107	$2,157	$3,431	$42	$(6,734)	$3,003

Six months ended September 30, 2006	North America	Europe	Other International	Other Domestic	Corporate	Consolidated
Sales	$15,198	$5,980	$2,483	$400	$—	$24,061
Cost of sales	7,633	2,648	1,225	69	1,628	13,203

Gross margin	7,565	3,332	1,258	331	(1,628)	10,858
Operating expenses:
Sales and marketing	4,299	1,362	634	117	1,115	7,527
Research and development	—	—	—	166	1,930	2,096
General and administrative	324	427	170	73	2,301	3,295

Total expense	4,623	1,789	804	356	5,346	12,918
Operating income	$2,942	$1,543	$454	$(25)	$(6,974)	$(2,060)

Note * - Includes the SII related costs of approximately $600

For the three and six month periods ended September 30, 2007 and September 30, 2006 no customer accounted for more than 10% of the Company’s Sales.

For the quarter ended September 30, 2007, three suppliers each accounted for more than 10% of the Company’s purchases of inventory. The three suppliers individually accounted for 33%, 23% and 14% of inventory purchases. For the six months ended September 30, 2007, three suppliers each accounted for more than 10% of the Company’s purchases of inventory. The three suppliers individually accounted for 30%, 25%, and 16% of inventory purchases.

For the quarter ended September 30, 2006, four suppliers accounted for more than 10% of the Company’s purchases of inventory. The four suppliers individually accounted for 31%, 21%, 13% and 12% of inventory purchases. For the six months ended September 30, 2006, four suppliers accounted for more than 10% of the Company’s purchases of inventory. The four suppliers individually accounted for 29%, 22%, 16% and 15% of inventory purchases.

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

The results of operations for the six months ended September 30, 2007 include non-cash compensation expense of approximately $82 for the amortization of stock option expense.

On October 1, 2007 the Company issued 283,500 stock options to its employees under its 2005 stock option plan that were valued using the Black Scholes option calculation model. The total value of these options was $417 which will be amortized over a 48 month period.

SEIKO INSTRUMENTS

In July 2007 the Company executed an agreement with Seiko Instruments, Inc. (SII) under which SII made a one time payment to the Company of $3,000 on July 31, 2007 in consideration for the elimination of minimum purchase commitments of both parties in the agreements under which SII distributes the Company’s products in Japan and the Company distributes SII’s products in the United States and Germany. The $3,000 was recorded as other revenue in the quarter ended September 2007 and contributed approximately $2,400 to net income after deducting related costs which are reflected in operating expenses.

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

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands)

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value, provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact, if any, of SFAS 157 on our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of SFAS No. 115”. SFAS 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the application of the fair value option and its effect on our results of operations or financial condition.

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

RESULTS OF OPERATIONS

Overview

For the quarter ended September 30, 2007, net income increased by $3,680 to $2,782 from a loss of $898 in the same period last year. In July 2007 the Company executed an agreement with Seiko Instruments, Inc. “SII” under which SII made a one time payment to the Company of $3,000 on July 31, 2007 in consideration for the elimination of minimum purchase commitments of both parties in the agreements under which SII distributes the Company’s products in Japan and the Company distributes SII’s products in the United States and Germany. The $3,000 was recorded as other revenue in the quarter ended September 2007 and resulted in a contribution of $2,400 to net income after deducting approximately $600 in related costs which are reflected in operating expenses. Sales increased by $2,704 primarily from North American and European business operations. Gross Margin dollars, excluding the SII payment, increased by $1,533 primarily from higher sales and from lower amortization of deferred software and other fixed costs. In the current quarter the company incurred approximately $150 in corporate development expenses to establish strategic growth initiatives and operational efficiencies.

For the six months ended September 30, 2007, net income increased by $4,789 to $2,852 from a loss of $1,937 in the same period last year. The increase is primarily due to higher sales of $4,594 and a higher gross margin percentage of 3 points which resulted in increased gross margin dollars of $3,008, excluding the SII payment, partially offset by increased operating expense of $345 excluding the approximately $600 in related SII expenses. The Company recorded other revenue of $3,000 from the SII agreement reduced by approximately $600 in related costs.

Three months ended September 30, 2007 compared with three months ended September 30, 2006:

Net Sales

Sales of $14,980 for the quarter ended September 30, 2007 increased by $2,704 from sales of $12,276 for the same quarter last year. The increase in sales was primarily in our North American and European business operations where sales increased by $2,098 and $841 respectively. The North America increase was due to expanded distribution and the gaining of seasonal placement for the back to school promotional period from a customer that did not purchase in the prior year period. Another major customer ordered three additional products compared to the same period last year, which resulted in increased sales of $400. The introduction of two new models also contributed to the increased sales in North America. Higher sales of $841 in our European operation were primarily due to strong sales from the successful introduction of one new product.

Gross Margin

Gross margin dollars increased by $4,533 from $5,536 to $10,069 primarily due to the $3,000 of revenue from the SII agreement. Gross margin percentage, excluding the $3,000, increased by 2 percentage points from 45% to 47% resulting in additional margin dollars of $1,533 for the quarter. The gross margin percentage increase resulted primarily from the introduction of two new models in North America and one new product introduced globally and lower charges for amortization of software and other fixed costs compared to the same period last year. The same period last year was negatively impacted by higher mark down and promotion allowances due primarily to one poorly performing product.

Operating Expenses

Total operating expenses increased to $7,218 in the current quarter from $6,599 in the same period last year. Sales and marketing expenses increased by $123 to $3,985 (27% of sales) from $3,862 (31% of sales) primarily due to increased shows and exhibition expense of $121 as a result of the cost of the Consumer Electronic Show being amortized over a shorter period than the prior year. Personnel and commission costs increased by $51 and $110, respectively. These increases were partially offset by decreased marketing development funds of $219. Research and development expenses decreased by $173 to $958 (6% of sales) from $1,131 (9% of sales) last year primarily due to reduced professional fees of $105. General and administrative expenses increased by $669 to $2,275 (15% of sales) from $1,606 (13% of sales) last year primarily due to approximately $600 of additional expenses related to the SII settlement agreement including an increase in incentive compensation accruals and associated legal and travel expenses.

Interest Income, net

In the current period, there was net interest income of $15 compared with $56 in the prior year period, primarily due to reduced investments.

Other, net

Other, net was a loss of $28 for the quarter ended September 30, 2007 compared with a gain of $113 in the same period last year. We recorded losses on our program of selling euros at current rates for future settlement of $172 compared with a gain of $40 in the same quarter last year. We recorded a gain of $63 on the repatriation of funds from our foreign subsidiaries in the quarter ended September 30, 2007, compared with a loss of $28 in the same period last year.

Net Income

For the quarter ended September 30, 2007, net income increased by $3,680 to $2,782 from a loss of $898 in the same period last year. The increase is primarily due to the SII revenue of $3,000 which contributed $2,400 after deducting approximately $600 in related costs. The sales increase of $2,704 was primarily from North American and European business operations. Gross Margin increased by $1,533, excluding the SII payment, primarily from higher sales and from lower amortization of deferred software and other fixed costs.

We have operations in a number of foreign countries and record sales and incur expenses in various foreign currencies. As the values of these currencies fluctuate from year to year against the US dollar, our revenues, operating expenses and results of operations are impacted. For the quarter ended September 30, 2007, approximately 29% of our sales were denominated in currencies other than the US dollar. For the quarter ended September 30, 2007, our sales and gross margin benefited by approximately $393 from the year over year change in exchange rates for the various currencies (primarily the euro) in which we operate, while our operating expenses increased by approximately $154 due to the fluctuations in exchange rates. The net effect of the year over year fluctuations in exchange rates on our results of operations for the quarter ended September 30, 2007 was an increase in net income of approximately $239.

Six months ended September 30, 2007 compared with six months ended September 30, 2006:

Net Sales

Sales of $28,655 for the six months ended September 30, 2007 increased by $4,594 from sales of $24,061 for the same period last year primarily due to increased sales in our North American and European business operations. The North America increase of $2,075 was due to expanded distribution and the gaining of seasonal placement for the back to school promotional period from a customer that did not purchase in the prior year. Another major customer ordered three additional products compared to the same period last year resulting in a $676 increase in sales year on year. The introduction of two new models contributed to the increased sales in North America. Higher sales of $2,311 in our European operations were primarily due to a promotional sale to a customer that did not purchase in the prior year and the successful introduction of new products that increased sales in Switzerland and the Benelux countries.

Gross Margin

Gross margin increased by $6,008 primarily due to the revenue of $3,000 from the SII agreement. Gross margin percentage, excluding the $3,000, increased by 3 percentage points resulting in an additional $3,008 in margin dollars. The gross margin percentage increase was primarily from the introduction of two new models in North America and one new product introduced globally and lower charges for amortization of software and other fixed costs compared to the same period last year. The same period last year was negatively impacted by increased mark down and promotion allowances relating primarily to one poorly performing product.

Operating Expenses

Total operating expenses increased to $13,863 in the six months ended September 30, 2007 from $12,918 in the same period last year. Sales and marketing expenses increased by $505 to $8,032 (28% of sales) from $7,527 (31% of sales) last year. The increase was primarily due to increased shows and exhibition expense of $168 as a result of the cost of the Consumer Electronic Show being amortized over a shorter period than the prior year. Personnel and commission expense increased by $150 and $142 respectively. Research and development expenses decreased by $215 to $1,881 (7% of sales) from $2,096 (9% of sales) last year. The decrease resulted from lower professional fees of $254, partially offset by increased personnel costs of $84. General and administrative expenses increased by $655 to $3,950 (14% of sales) from $3,295 (14% of sales) last year primarily due to approximately $600 of additional expenses related to the SII settlement agreement including an increase in incentive compensation accruals and associated legal and travel expenses.

Interest Income, net

For the six month ended September 30, 2007 we had net interest income of $59 compared with $165 in the same period last year, primarily due to reduced investments.

Other, net

Other, net was a loss of $146 for the six months ended September 30, 2007 compared with a gain of $14 in the same period last year. For the six months ended September 30, 2007 we recorded a loss on our program of selling euros at current rates for future settlement of $236 compared with a loss of $76 in the same period last year. We recorded a gain of $10 on the repatriation of funds from our foreign subsidiaries in the six months ended September 30, 2007, compared with a loss of $13 in the same period last year.

Net Income

For the six months ended September 30, 2007, net income increased by $4,789 to $2,852 from a loss of $1,937 in the same period last year. The increase is primarily due to the SII revenue of $3,000 which resulted a contribution to net income of $2,400 after deducting approximately $600 of related costs. Sales increased by $4,594 primarily from North American and European business operations. Gross Margin increased by $3,008, excluding the SII payment, primarily from higher sales and lower amortization of deferred software and other fixed costs.

We have operations in a number of foreign countries and record sales and incur expenses in various foreign currencies. As the values of these currencies fluctuate from year to year against the US dollar, our revenues, operating expenses and results of operations are impacted. For the six months ended September 30, 2007, approximately 31% of our sales were denominated in currencies other than the US dollar. For the six months ended September 30, 2007, our sales and gross margin benefited by approximately $674 from the year over year change in exchange rates for the various currencies (primarily the euro) in which we operate, while our operating expense increased by approximately $265 due to the fluctuations in exchange rates. The net effect of the year over year fluctuations in exchange rates on our results of operations for the six months ended September 30, 2007 was an increase in income of approximately $409.

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

As of September 30, 2007 we had two outstanding foreign exchange contracts in the amount of 1,500 and 1,000 euros, respectively (equivalent at that date to total US dollars of $3,443) with a combined unrealized loss of $121 and expiration dates of January 2008 and November 2007, respectively. The unrealized loss was included in results of operations under the Other, net caption with the offsetting balance included in the Accounts Payable and Accrued Expenses caption of our balance sheet.

As of September 30, 2006 we had two outstanding foreign exchange contracts in the amount of 1,500 and 1,000 euros, respectively (equivalent at that date to total US dollars of $3,170) with a combined unrealized loss of $66 and expiration dates of October 2006 and February 2007, respectively . The unrealized loss was included in results of operations under the Other, net caption with the offsetting balance included in the Accounts Payable and Accrued Expenses caption of our balance sheet.

Changes in Financial Condition

Accounts receivable increased by $3,549 to $10,165 at September 30, 2007 from $6,616 at March 31, 2007 primarily because of a seasonal increase in sales of $4,007 during the September 2007 quarter compared to the March 2007 quarter. Inventory increased by $3,731 to $12,186 on September 30, 2007 from $8,455 on March 31, 2007 due to normal seasonal increases as we build inventory for the holiday selling season. Accounts payable and accrued expenses increased by $2,397 because of our seasonal inventory needs.

Liquidity and Capital Resources

We had cash and cash equivalents of $4,414 and short-term investments of $2,123 at September 30, 2007 compared with cash and cash equivalents of $6,314 and short-term investments of $2,088 as of March 31, 2007. The decrease was due primarily to seasonal cash requirements to build inventory for the holiday season.

On December 7, 2004, we entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association (“PNC”), replacing a financing arrangement that expired by its terms on that date. The Credit Agreement provides a $20,000 revolving credit facility (the “Loan”) for the Company. At our option, Loans under the Credit Agreement will be either Domestic Rate Loans based on PNC’s Base Rate with the interest rate varying from the PNC Base Rate minus 50 basis points to the PNC Base Rate plus 50 basis points or LIBOR Rate Loans with the interest rate varying from LIBOR plus 100 basis points to LIBOR plus 225 basis points, both rates depending upon the ratio of our Funded Debt to EBITDA and the composition of collateral provided. Loans under the Credit Agreement are secured by substantially all of the assets of the Company. The Credit Agreement contains certain financial covenants and restrictions on indebtedness, business combinations and other related items. As of September 30, 2007 we were in compliance with all covenants and there were no amounts outstanding under the Credit Agreement.

The Credit Agreement has an expiration date of December 7, 2007. The Company is currently in negotiations with PNC, and believes the Credit Agreement will be renewed prior to its expiration.

We rely primarily on our operating cash flow to support our operations. Over the last three fiscal years we generated cumulative cash flow from operations of $10,463. This operating cash flow is supplemented by our Credit Agreement to meet seasonal financing needs. We believe our cash flow from operations, available borrowing under our Credit Agreement and existing cash and short-term investment balances will be adequate to satisfy our cash needs for the next twelve months. The amount of credit available under the facility at any time is based upon a formula applied to our accounts receivable and inventory. As of September 30, 2007, we had credit available of $12,166. Our credit availability and borrowings under the facility fluctuate during the year because of the seasonal nature of our business. During the year ended March 31, 2007, maximum availability and borrowings under our Credit Agreement approximated $12,740 and $3,350 respectively. We do not have any significant capital leases and anticipate that depreciation and amortization for fiscal 2008 will exceed planned capital expenditures.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, we evaluate these estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We annually review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate and transparent information relative to the current economic and business environment. There have been no changes in critical accounting policies and estimates enumerated in our Annual Report on Form 10-K for the year ended March 31, 2007.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes from the information presented in Item 7A of the Company’s Annual Report on Form 10-K for the year ended March 31, 2007, with respect to the Company’s quantitative and qualitative disclosures about market risks.

ITEM 4.	CONTROLS AND PROCEDURES

As of September 30, 2007 (the end of the period covered by this report), our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

No change occurred in our internal controls concerning financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

The Annual Meeting of Shareholders of the Company was held on August 29, 2007. Reference is made to the Company’s Proxy Statement furnished to shareholders in connection with the solicitation of proxies for the Annual Meeting. In connection with the annual election of directors, eight incumbent directors were re-elected with Edward H. Cohen receiving 7,116,063 votes with 388,087 votes withheld; Barry Lipsky receiving 7,248,288 with 255,862 votes withheld; Leonard M. Lodish receiving 7,296,988 with 207,162 votes withheld; William H. Turner receiving 7,273,988 with 230,162 votes withheld; Howard L. Morgan receiving 7,296,988 with 207,162 votes withheld; James Meister receiving 7,247,388 with 256,762 votes withheld; Jerry R. Schubel receiving 7,296,988 with 207,162 votes withheld; and James H. Simons receiving 6,634,513 with 869,637 votes withheld. Shareholders ratified the appointment of Radin, Glass & Co. as auditors for the Company’s 2008 fiscal year by vote of 7,455,518 in favor, 11,781 votes against, and 36,851 abstentions.

ITEM 5.	OTHER INFORMATION

ROLODEX® is a registered trademark of Berol Corporation, a subsidiary of Newell Rubbermaid, Inc. Seiko® is registered trademark of Seiko, Inc.

ITEM 6.	EXHIBITS

(a)	Exhibits

10.1*	Termination and Release Agreement, dated as of June 30, 2007, between Seiko Instruments, Inc. and Franklin Electronic Publishers, Inc., together with Exhibits A, B and C thereto.

10.2*(1)	Employment letter for the appointment of Frank Musto as Chief Financial Officer, Treasurer and Secretary of the Company effective September 4, 2007.

10.3*(1)	Employment letter for the appointment of Toshihide Hokari as Vice President, Chief Corporate Development Officer of the Company.

31.1*	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
**	Furnished herewith
(1)	Management agreement or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

Date: November 14, 2007	/s/ Barry J. Lipsky
Barry J. Lipsky
President and Chief Executive Officer
(Duly Authorized Officer)

Date: November 14, 2007	/s/ Frank A. Musto
Frank A. Musto
Vice President,
Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)