Form 10-Q
period 2007-12-31
FRANKLIN ELECTRONIC PUBLISHERS INC
filed 2008-02-12
CIK 356841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2007

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

OUTSTANDING AS OF FEBRUARY 7, 2008: 8,247,246

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	December 31, 2007	March 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,745	$6,314
Short-term investments	—	2,088
Accounts receivable, less allowance for doubtful accounts of $416 and $306	10,002	6,616
Inventories	9,589	8,455
Prepaids and other assets	1,258	1,531

TOTAL CURRENT ASSETS	29,594	25,004

PROPERTY AND EQUIPMENT	1,305	1,462

OTHER ASSETS:
Deferred income tax asset	5,700	5,700
Trademark and goodwill	2,898	2,265
Software development costs	2,162	2,434
Other assets	2,287	3,492

TOTAL OTHER ASSETS	13,047	13,891

TOTAL ASSETS	$43,946	$40,357

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$9,141	$9,108
Current portion of long-term liabilities - Other	126	97

TOTAL CURRENT LIABILITIES	9,267	9,205

OTHER LIABILITIES	1,086	1,160
DEFERRED REVENUE	475	534
DEFERRED GAIN ON SALE AND LEASEBACK	3,698	4,032

SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value, authorized 50,000,000 shares, issued and outstanding, 8,239,246 and 8,217,921 shares	82	82
Additional paid in capital	50,873	50,743
Retained earnings (deficit)	(21,027)	(24,619)
Foreign currency translation adjustment	(508)	(780)

TOTAL SHAREHOLDERS’ EQUITY	29,420	25,426

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$43,946	$40,357

See notes to consolidated financial statements

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except for per share data)

(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006

SALES	$17,044	$17,179	$45,698	$41,240
OTHER OPERATING REVENUE	—	—	3,000	—

TOTAL REVENUE	17,044	17,179	48,698	41,240
COST OF SALES	8,520	9,068	23,309	22,271

GROSS MARGIN	8,524	8,111	25,389	18,969

EXPENSES:
Sales and marketing	4,901	4,717	12,933	12,244
Research and development	763	1,062	2,644	3,158
General and administrative	1,885	1,699	5,836	4,994

Total operating expenses	7,549	7,478	21,413	20,396

OPERATING INCOME (LOSS)	975	633	3,976	(1,427)
Interest income, net	20	1	79	166
Other, net	4	(81)	(141)	(67)

INCOME (LOSS) BEFORE INCOME TAXES	999	553	3,914	(1,328)
INCOME TAX PROVISION	258	160	322	216

NET INCOME (LOSS)	741	393	3,592	(1,544)

INCOME (LOSS) PER COMMON SHARE:
Basic	$0.09	$0.05	$0.44	$(0.19)

Diluted	$0.09	$0.05	$0.42	$(0.19)

WEIGHTED AVERAGE COMMON SHARES:
Basic	8,235	8,218	8,225	8,217

Diluted	8,563	8,330	8,477	8,217

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except for share data)

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income *	Total Shareholders’ Equity
	Shares	Amount
BALANCE - MARCH 31, 2007	8,217,921	$82	$50,743	$(24,619)	$(780)	$25,426

Issuance of common shares under employee stock option plan	21,325		33			33

Value of stock options granted			97			97

Income for the period				3,592		3,592

Foreign currency translation adjustment					272	272

BALANCE - DECEMBER 31, 2007 (unaudited)	8,239,246	$82	$50,873	$(21,027)	$(508)	$29,420

*	Comprehensive income, i.e., net income, plus, or less, the change in foreign currency balance sheet translation adjustments, totaled $3,863 for the nine months ended December 31, 2007.

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$3,592	$(1,544)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Depreciation and amortization	2,358	2,560
Provision for losses on accounts receivable	130	94
Gain on disposal of property and equipment	3	(34)
Non Cash Compensation	97	20
Source (use) of cash from change in operating assets and liabilities:
Accounts receivable	(3,516)	(5,153)
Inventories	(1,134)	(2,310)
Prepaids and other assets	273	198
Accounts payable and accrued expenses	(303)	1,541
Deferred revenue	(59)	(135)
Other, net	(22)	(13)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,419	(4,776)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(422)	(686)
Proceeds from sale of property and equipment	23	49
Investment in Kreutzfeldt Electronic Publishing	—	(852)
Software development costs	(765)	(679)
Short term investments	2,088	2,848
Change in other assets	(175)	(371)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	749	309

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	—	1,700
Proceeds from issuance of common shares	33	3
Other liabilities	(42)	(10)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(9)	1,693

EFFECT OF EXCHANGE RATE CHANGES ON CASH	272	209

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,431	(2,565)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,314	3,710

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,745	$1,145

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands)

Reference is made to the financial statements included in the Company’s Annual Report (Form 10-K) filed with the Securities and Exchange Commission for the year ended March 31, 2007.

The financial statements for the periods ended December 31, 2007 and 2006 are unaudited and include all adjustments necessary to a fair presentation of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full year.

OPERATIONS

Information regarding segments is presented in accordance with (SFAS No. 131), “Disclosure about Segments of an Enterprise and Related Information.” Based on the criteria outlined in SFAS No. 131, the Company’s operating results are reported by geographical segments. The Company’s profit and loss segments are reviewed by the chief operating decision maker of the Company. The assets are reported as one segment, and reported on an aggregate basis. The profit and loss information is provided below:

Quarter ended December 31, 2007	North America	Europe	Other International	Other Domestic	Corporate *	Consolidated
Sales	$8,554	$6,576	$1,638	$276	$—	$17,044

Cost of sales	4,181	2,767	793	27	752	8,520

Gross margin	4,373	3,809	845	249	(752)	8,524

Operating expenses:

Sales and marketing	2,701	1,144	370	98	588	4,901

Research and development	—	—	—	148	615	763

General and administrative	178	280	87	(14)	1,354	1,885

Total expense	2,879	1,424	457	232	2,557	7,549

Operating income	$1,494	$2,385	$388	$17	$(3,309)	$975

Quarter ended December 31, 2006	North America	Europe	Other International	Other Domestic	Corporate *	Consolidated
Sales	$10,300	$4,509	$2,109	$261	$—	$17,179

Cost of sales	4,912	1,941	1,117	43	1,055	9,068

Gross margin	5,388	2,568	992	218	(1,055)	8,111

Operating expenses:

Sales and marketing	2,651	1,061	409	44	552	4,717
Research and development	—	—	—	65	997	1,062

General and administrative	196	205	108	—	1,190	1,699

Total expense	2,847	1,266	517	109	2,739	7,478

Operating income	$2,541	$1,302	$475	$109	$(3,794)	$633

*	Represents unallocated costs.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands)

Nine months ended December 31, 2007	North America	Europe	Other International	Other Domestic	Corporate *	Consolidated
Sales	$25,826	$14,867	$4,333	$672	$—	$45,698

Other Operating Revenue	—	—	3,000	—	—	3,000

Total Revenue	25,826	14,867	7,333	672	—	48,698

Cost of sales	12,720	6,640	2,200	57	1,692	23,309

Gross margin	13,106	8,227	5,133	615	(1,692)	25,389

Operating expenses:

Sales and marketing	6,978	2,913	1,047	299	1,696	12,933

Research and development	—	—	—	271	2,373	2,644

General and administrative	528	772	268	(14)	4,282	5,836

Total expense	7,506	3,685	1,315	556	8,351	21,413

Operating income	$5,600	$4,542	$3,818	$59	$(10,043)	$3,976

Nine months ended December 31, 2006	North America	Europe	Other International	Other Domestic	Corporate *	Consolidated
Sales	$25,498	$10,528	$4,553	$661	$—	$41,240
Cost of sales	12,545	4,600	2,331	112	2,683	22,271

Gross margin	12,953	5,928	2,222	549	(2,683)	18,969
Operating expenses:
Sales and marketing	6,950	2,423	1,043	161	1,667	12,244
Research and development	—	—	—	231	2,927	3,158
General and administrative	520	632	278	73	3,491	4,994

Total expense	7,470	3,055	1,321	465	8,085	20,396
Operating income (loss)	$5,483	$2,873	$901	$84	$(10,768)	$(1,427)

*	Represents unallocated costs.

For the three and nine month periods ended December 31, 2007 and December 31, 2006 no customer accounted for more than 10% of the Company’s revenue.

For the quarter ended December 31, 2007, two suppliers each accounted for more than 10% of the Company’s purchases of inventory. The two suppliers individually accounted for 39% and 25% of inventory purchases. For the nine months ended December 31, 2007, three suppliers each accounted for more than 10% of the Company’s purchases of inventory. The three suppliers individually accounted for 29%, 28% and 13% of inventory purchases.

For the quarter ended December 31, 2006, three suppliers accounted for more than 10% of the Company’s purchases of inventory. The three suppliers individually accounted for 27%, 24% and 12% of inventory purchases. For the nine months ended December 31, 2006, four suppliers accounted for more than 10% of the Company’s purchases of inventory. The four suppliers individually accounted for 28%, 22%, 14% and 13% of inventory purchases.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands)

STOCK OPTIONS

Effective April 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” which establishes accounting for stock-based awards exchanged for employee services. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). The Company amortizes stock-based compensation by using the straight-line method. The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123(R). In accordance with the requirements of the modified prospective transition method, consolidated financial statements for prior year periods have not been restated to reflect the fair value method of expensing share-based compensation.

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

The results of operations for the nine months ended December 31, 2007 include non-cash compensation expense of approximately $97 for the amortization of stock option expense.

On October 1, 2007 the Company issued 283,500 stock options to its employees under its 2005 stock option plan that were valued using the Black-Scholes Option calculation model. The total value of these options was $350 which is being amortized over a 48 month period. For the three and nine month periods ended December 31, 2007, $22 was included in the $97 of amortized stock option expense.

SEIKO INSTRUMENTS

In July 2007 the Company executed an agreement with Seiko Instruments, Inc. (SII) under which SII made a one time payment to the Company of $3,000 on July 31, 2007 in consideration for the elimination of minimum purchase commitments of both parties in the agreements under which SII distributes the Company’s products in Japan and the Company distributes SII’s products in the United States and Germany. The $3,000 was recorded as other operating revenue in the quarter ended September 2007 and contributed approximately $2,400 to net income after deducting related costs which are reflected in operating expenses.

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

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands)

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued (SFAS No. 157), “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair-value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair-value measurements would be separately disclosed by level within the fair-value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not believe the adoption of SFAS No. 157 will have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of SFAS No. 115”. SFAS No. 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the application of the fair value option and its effect on our results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combination”. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This statement is effective for fiscal years beginning after December 15, 2008. The Company is in the process of evaluating the effect of adoption on our results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest In Consolidated Financial Statements”. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. This statement is effective for fiscal years beginning after December 15, 2008. The Company is in the process of evaluating the effect of adoption on our results of operations or financial condition.

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

RESULTS OF OPERATIONS

Overview

For the quarter ended December 31, 2007, net income increased 89% or $348 to $741 from $393 in the same period last year. The increase is primarily due to a higher gross margin of three percent which contributed to the increase in gross margin dollars of $413 partially offset by increased operating expense of $71.

For the nine months ended December 31, 2007, net income increased by $5,136 to a profit of $3,592 from a loss of $1,544 in the same period last year. In July 2007 the Company executed an agreement with Seiko Instruments, Inc. (“SII”) under which SII made a one time payment to the Company of $3,000 on July 31, 2007 in consideration for the elimination of minimum purchase commitments of both parties in the agreements under which SII distributes the Company’s products in Japan and the Company distributes SII’s products in the United States and Germany. The $3,000 was recorded as other operating revenue in the quarter ended September 2007 and resulted in a contribution of $2,400 to net income after deducting approximately $600 in related costs which are reflected in operating expenses. Sales increased by $4,458 primarily from the European business operation. Gross Margin dollars, excluding the SII payment, increased by $3,420 primarily from higher sales and from lower amortization of deferred software and other variable costs. The Company incurred approximately $468 in corporate development expenses to establish strategic growth initiatives and operational efficiencies.

Three months ended December 31, 2007 compared with three months ended December 31, 2006:

Net Sales

Sales for the quarter ended December 31, 2007 decreased marginally to $17,044 compared to $17,179 for the same quarter last year. Sales in our European business operations increased by $2,067 primarily due to the successful introduction of several new products together with a one time seasonal placement for the holiday promotional period from a customer that did not purchase in the prior year period. Sales in the North American business operation decreased by $1,746 primarily due to a slowdown in consumer spending resulting in weaker sell through at retail stores over the holiday season.

Gross Margin

Gross margin dollars for the quarter ended December 31, 2007 increased by $413 to $8,524 in the current quarter from $8,111 in the prior year period. Gross margin percentage increased by three percent to 50% from 47%. The gross margin percentage increase was primarily from several new products introduced globally, lower charges for amortization of software and other variable costs in the current quarter. The prior year period had increased mark down and promotion allowances granted to certain customers in our North American operations and inventory valuation provisions, primarily for one under- performing product.

Operating Expenses

Total operating expenses increased by $71 to $7,549 in the current quarter from $7,478 in the same period last year. Sales and marketing expenses increased by $184 to $4,901 (29% of sales) from $4,717 (27% of sales) primarily due to increased shows and exhibition expense of $197 as a result of the cost of the Consumer Electronic Show being amortized over a shorter period than the prior year in order to better match expenses against orders received. Research and development expenses decreased by $299 to $763 (4% of sales) from $1,062 (6% of sales) last year. The decrease resulted from reduced consulting, outside engineering and personnel expense of $86, $56 and $44 respectively. Research and development had higher capitalization of software development work of $55 (decreasing the net expense) in the current period. General and administrative expenses increased by $186 to $1,885 (11% of sales) from $1,699 (10% of sales) last year. The increase is primarily due to increased corporate development expenses to establish strategic growth initiatives and operational efficiencies of approximately $268 partially offset by a $53 reduction in depreciation expense.

Interest Expense, net

In the current period, there was net interest income of $20 compared with net interest income of $1 in the prior year period. The income resulted in part to an increase in the amount of cash on hand and a reduction in borrowings.

Other, net

Other, net was a gain of $4 for the quarter ended December 31, 2007 compared with a loss of $81 in the same period last year. For the quarter we recorded a loss on our program of selling euros at current rates for future settlement of $83 compared with a loss of $100 in the same quarter last year. We recorded a gain of $88 on the repatriation of funds from our foreign subsidiaries in the quarter ended December 31, 2007, compared with a gain of $19 in the same period last year.

Net Income

For the quarter ended December 31, 2007, net income increased by $348 to $741 from $393 in the same period last year. The increase is primarily due to increased gross margin of $413 partially offset by increased operating expense of $71.

We have operations in a number of foreign countries and have sales and incur expenses in various foreign currencies. As the values of these currencies fluctuate from year to year against the US dollar, our revenues, operating expenses and results of operations are impacted. For the quarter ended December 31, 2007, approximately 45% of our sales were denominated in currencies other than the US dollar. For the quarter ended December 31, 2007, our sales and gross margin benefited by approximately $896 from the year over year change in exchange rates for the various currencies (primarily the euro) in which we operate, while our operating expenses increased by approximately $239 due to the fluctuations in exchange rates. The net effect of the year over year fluctuations in exchange rates on our results of operations for the quarter ended December 31, 2007 was an increase in income of approximately $657.

Nine months ended December 31, 2007 compared with nine months ended December 31, 2006:

Net Sales

Sales of $45,698 for the nine months ended December 31, 2007 increased by $4,458 from sales of $41,240 for the same period last year primarily due to higher sales in our European business operation of $4,339. The European business operation increase was the result of two promotional sales to two customers that did not purchase in the prior year and the successful introduction of new products.

Other Operating Revenue

Revenue for the nine months ended December 31, 2007 included $3,000 that the Company received from Seiko Instruments, Inc. (SII) in consideration for the elimination of minimum purchase commitments in the agreements under which SII distributes Franklin products in Japan and Franklin distributes SII products in the United States and Germany.

Gross Margin

Gross margin increased by $6,420 primarily due to the revenue of $3,000 from the SII agreement. Gross Margin percentage, excluding the $3,000, increased by three percent resulting in an additional $1,371 in gross margin dollars. The gross margin percentage increase was primarily from one new product introduced globally, lower charges for amortization of software and other variable costs in the current period. The prior year period had increased mark down and promotion allowances granted to certain customers in our North American operations and inventory valuation provisions, primarily for one under- performing product.

Operating Expenses

Total operating expenses increased to $21,413 in the nine months ended December 31, 2007 from $20,396 in the same period last year. Sales and marketing expenses increased by $689 to $12,933 (28% of sales) from $12,244 in the same period last year (30% of sales) primarily due to increased shows and exhibition expense of $365 as a result of the cost of the Consumer Electronic Show being amortized over a shorter period than the prior year in order to better match expenses against orders received. Personnel expense increased by $194 of which approximately $100 is attributable to corporate development expenses to establish strategic growth initiatives and operational efficiencies. Commission expense increased by $121. Research and development expenses decreased by $514 to $2,644 (6% of sales) from $3,158 (8% of sales) in the same period last year. The decrease resulted from lower professional fees of $341 and lower allocation of management information system (MIS) expense of $173. General and administrative expenses increased by $842 to $5,836 (13% of sales) from $4,994 (12% of sales) in the same period last year primarily due to approximately $600 of additional expenses related to the SII agreement including an increase in incentive compensation accruals and associated legal and travel expenses and increased corporate development expenses to establish strategic growth initiatives and operational efficiencies of approximately $368 partially offset by lower depreciation costs of $149.

Interest Expense, net

For the nine months ended December 31, 2007 we had net interest income of $79 compared with net interest income of $166 in the same period last year, primarily due to reduced investments.

Other, net

Other, net was a loss of $141 for the nine months ended December 31, 2007 compared with a loss of $67 in the same period last year. For the nine months ended December 31, 2007 we recorded a loss on our program of selling euros at current rates for future settlement of $319 compared to a loss of $175 in the same period last year. We recorded a gain of $97 on the repatriation of funds from our foreign subsidiaries in the nine months ended December 31, 2007, compared with a gain of $6 in the same period last year.

Net Income

For the nine months ended December 31, 2007, net income increased by $5,136 to a profit of $3,592 from a loss of $1,544 in the same period last year. The increase is primarily due to the SII revenue of $3,000 which resulted in a contribution to net income of $2,400 after deducting approximately $600 of related costs. Sales increased by $4,458 primarily due to higher sales in our European business operation of $4,339. Gross margin, excluding the SII payment, increased by $3,420 primarily from higher sales, lower amortization of deferred software and lower airfreight expense.

We have operations in a number of foreign countries and have sales and incur expenses in various foreign currencies. As the values of these currencies fluctuate from year to year against the US dollar, our revenues, operating expenses and results of operations are impacted. For the nine months ended December 31, 2007, approximately 36% of our sales were denominated in currencies other than the US dollar. For the nine months ended December 31, 2007, our sales and gross margin benefited by approximately $1,502 from the year over year change in exchange rates for the various currencies (primarily the euro) in which we operate, while our operating expenses increased by approximately $479 due to the fluctuations in exchange rates. The net effect of the year over year fluctuations in exchange rates on our results of operations for the nine months ended December 31, 2007 was an increase in income of approximately $1,023.

We enter into forward foreign exchange contracts to offset the impact of changes in the value of the euro on our revenue, operating expense and net income and to protect the cash flow from our existing assets valued in foreign currency. Although economic gains or losses on these contracts are generally offset by the gains or losses on underlying transactions, we seek to minimize our foreign currency exposure on a macro basis rather than at the transactional level. We only enter into contracts with major financial institutions that have an “A” (or equivalent) credit rating. All outstanding foreign exchange contracts are marked-to market at the end of each accounting period with unrealized gains and losses included in results of operations

As of December 31, 2007 we had two outstanding foreign exchange contracts in the amount of 1,500 and 1,000 euros (equivalent to total US dollars of $3,652) with a combined unrealized loss of $123 and expiration dates of July 2008 and March 2008 respectively. The unrealized loss was included in results of operations under the Other, net caption with the offsetting balance included in the Accounts Payable and Accrued Expenses caption of our balance sheet.

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

Changes in Financial Condition

Accounts receivable increased by $3,386 to $10,002 at December 31, 2007 from $6,616 at March 31, 2007 primarily because of a seasonal increase in sales of $6,071 during the quarter ended December 31, 2007 compared with the quarter ended March 31, 2007. Inventory increased by $1,134 to $9,589 on December 31, 2007 from $8,455 on March 31, 2007 due to normal seasonal increases as we build inventory for the holiday selling season. Accounts payable and accrued expenses increased by $33.

Liquidity and Capital Resources

We had cash and cash equivalents of $8,745 at December 31, 2007 compared with cash and cash equivalents of $6,314 and short-term investments of $2,088 as of March 31, 2007. The increase was due primarily to the SII payment which is offset by seasonal cash requirements to build inventory for the holiday season.

On December 7, 2007, we entered into an amendment to the Revolving Credit and Security Agreement (the “Credit Agreement”), dated December 7, 2004, with PNC Bank, National Association (“PNC”) and the Revolving Credit Note dated December 7, 2004. The amendment extends the term of the Credit Agreement and the date on which the unpaid principal amount of all Revolving Advances made pursuant to the Credit Agreement are due and payable to March 6, 2008 or such later date as may be designated by PNC. The Credit Agreement provides for a $20,000 revolving credit facility (the “Loan”) for the Company. At our option, Loans under the Credit Agreement will be either Domestic Rate Loans based on PNC’s Base Rate with the interest rate varying from the PNC Base Rate minus 50 basis points to the PNC Base Rate plus 50 basis points or LIBOR Rate Loans with the interest rate varying from LIBOR plus 100 basis points to LIBOR plus 225 basis points, both rates depending upon the ratio of our Funded Debt to EBITDA and the composition of collateral provided. Loans under the Credit Agreement are secured by substantially all of the assets of the Company. The Credit Agreement contains financial covenants and restrictions on indebtedness, business combinations and other related items. As of December 31, 2007 we were in compliance with all the covenants and there were no amounts outstanding under the Credit Agreement.

We rely primarily on our operating cash flow to support our operations. Over the last three fiscal years we generated cumulative cash flow from operations of $10,463. This operating cash flow is supplemented by our Credit Agreement to meet seasonal financing needs. We believe our cash flow from operations, available borrowing under our Credit Agreement and existing cash and short-term investment balances will be adequate to satisfy our cash needs for the next twelve months. The amount of credit available under the facility at any time is based upon a formula applied to our accounts receivable and inventory. As of December 31, 2007, we had credit available of $9,526. Our credit availability and borrowings under the Credit Agreement fluctuate during the year because of the seasonal nature of our business. During the year ended March 31, 2007, maximum availability and borrowings under our Credit Agreement approximated $12,740 and $3,350 respectively. We do not have any significant capital leases and anticipate that depreciation and amortization for fiscal 2008 will exceed planned capital expenditures.

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

As of December 31, 2007 (the end of the period covered by this report), our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

No change occurred in our internal controls concerning financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is subject to litigation from time to time arising in the ordinary course of its business. The Company does not believe that any such litigation is likely, individually or in the aggregate, to have a material adverse effect on the financial condition of the Company.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors enumerated in our annual report on Form 10-K for the year ended March 31, 2007.

ITEM 5. OTHER INFORMATION

ROLODEX® is a registered trademark of Berol Corporation, a subsidiary of Newell Rubbermaid, Inc. Seiko® is registered trademark of Seiko, Inc.

ITEM 6.	EXHIBITS

(a)	Exhibits

10.1*	Amendment to the Revolving Credit and Security Agreement dated December 7, 2007 between PNC Bank, National Association and Franklin Electronic Publishers, Inc.

31.1*	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

Date: February 12, 2008	/s/ Barry J. Lipsky
Barry J. Lipsky President and Chief Executive Officer (Duly Authorized Officer)

Date: February 12, 2008	/s/ Frank A. Musto
Frank A. Musto Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)