Form 10-K
period 2008-03-31
FRANKLIN ELECTRONIC PUBLISHERS INC
filed 2008-06-26
CIK 356841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-13198

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	22-2476703
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Franklin Plaza, Burlington, New Jersey	08016-4907
(Address of principal executive offices)	(Zip Code)

(609) 386-2500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01	American Stock Exchange

Securities registered pursuant Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐     Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

As of June 9, 2008 approximately 8,262,246 shares of common stock of the registrant were outstanding and the aggregate market value of common stock held by non-affiliates was approximately $15,285,155.

Specified portions of the registrant’s Proxy Statement for its 2008 annual meeting of shareholders are hereby incorporated by reference into Part III of this Form 10-K.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

INDEX TO ANNUAL REPORT ON FORM 10-K FILED WITH

THE SECURITIES AND EXCHANGE COMMISSION

FISCAL YEAR ENDED MARCH 31, 2008

ITEMS IN FORM 10-K

This 2008 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent and belief or current expectations of Franklin and its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, the timely availability and acceptance of new electronic books, and other electronic products, changes in technology, the successful integration of any acquisitions, the impact of competitive electronic products, the management of inventories, dependence on key licenses, titles, and products, dependence on sales to a small group of customers, dependence on third party component suppliers and manufacturers, including those that provide Franklin-specific parts, credit risk and other risks and uncertainties that may be detailed herein, and from time-to-time, in Franklin’s other reports filed with the Securities and Exchange Commission. Franklin undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

We believe we are one of the world’s largest designers, developers and publishers of electronic reference books, having sold approximately forty million handheld devices since 1986. Our handheld devices are battery-powered platforms with monochrome or color liquid crystal displays (LCD) that incorporate the text of a reference work, such as a dictionary. We own or have licenses to publish in electronic format more than one hundred reference titles, including monolingual and bilingual dictionaries such as Merriam-Webster’s Collegiate® Dictionary, the Holy Bible, entertainment-oriented publications (such as The Official Scrabble® Dictionary), and our own multi-language speaking and non-speaking translators. In addition, we own or have licenses to distribute in electronic format, either directly or through third parties, more than fifty-two thousand titles, including reference works and general literature, via internet download.

We marketed our first handheld reference device, the Spelling Ace® spelling corrector, in 1986. We believe that the Spelling Ace device was one of the first electronic books marketed in the United States. Beginning in 1987, we began marketing increasingly sophisticated electronic versions of thesauruses and dictionaries and, in 1989, the first handheld electronic version of the Holy Bible. In 1992, we introduced a line of updateable handhelds through a proprietary memory card system; in 2003 we introduced a Pagemark series as a companion to printed material; in 2005 we introduced our Pocket Prep for the new SAT; in 2007 we introduced our 12 language speaking translator; and in 2008 we introduced the Speaking Spelling Bee.

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

•

Strong Share in Electronic Reference Books. We believe that we are the pre-eminent company in the handheld electronic reference market in North America, Europe and certain other international markets such as Australia and the Middle East where we have significant market share. Over the past twenty-two years, we have sold approximately forty million handheld devices worldwide.

•

Breadth and Strength of Distribution. We distribute our products through approximately forty-nine thousand retail outlets in approximately fifty countries and through the internet and catalog mailings direct to customers. We also use direct channels to serve specialty markets, such as the professional, educational and customized application markets. In the educational market, our electronic books are used in tens of thousands of schools throughout the United States. With the success of our electronic Holy Bible, we have achieved substantial sales in the spiritual market, with our products currently distributed through outlets such as Christian-affiliated bookstores.

•

Technological Leadership in Electronic Books. We have significant expertise in providing high quality content and functionality through cost-effective hardware designs of electronic information products. We have designed and manufactured for our use proprietary microprocessors. Our products combine speech and sophisticated technology with a user-friendly interface designed for convenient and rapid retrieval of data. Our ability to compress data and to design systems that permit quick and intelligent information retrieval enables us to offer compact products with high functionality. For example, we store the Merriam-Webster’s Collegiate Dictionary, 11th Edition, which fills up thirty-seven megabytes of memory space, into the memory space of only nine megabytes, which also includes sophisticated search and retrieval functionality. We have been able to manufacture higher performance products at competitive costs due in part to declining prices of memory chips and LCD display technologies. Our vertically integrated research and development effort, devoted to developing both the hardware and software for our products, also enables us to utilize cost-minimizing technologies such as custom chips which combine the functions of many components into a single chip. As a result, the cost of our products to consumers has decreased over the years to prices approaching those of print versions of reference publications, offering consumers added functional value at attractive price points.

•

Long-standing Relationships and Licenses with Many Top Publishers. We have electronic rights to over 100 reference titles, including several versions of English and bilingual dictionaries, Bibles, test preparation, entertainment-oriented publications, children’s language learning and encyclopedias. We obtain our licenses from a variety of well-established publishers such as Merriam-Webster, Oxford University Press, Harper Collins, Lagardére SCA (Larousse), Langenscheidt KG and Ernst Klett International (PONS). These licenses are supported by long-standing relationships with the publishers, providing us with a significant competitive advantage. We have also increased the scope of our licenses to publish and/or distribute eBooks to cover more than fifty-two thousand titles including titles from well known trade publishers such as St. Martin’s Press, McGraw Hill, Time Warner, Random House, Harper Collins and others.

BUSINESS STRATEGIES

We were the first, and strive to be the best, in electronic books focusing on linguistic solutions. Our strategy to fulfill that mission is to leverage our leading market position by exploiting the following opportunities:

•

Consumer Driven Product Development and Marketing. While we have built strong distribution for our major products, we continue to believe that further opportunities lie in our ability to take a more solution driven approach to product development. We believe a better understanding of our customers’ language learning challenges will allow us to provide better solutions and increase sales, accelerate sell through at retail and lead to successful new product introductions. We have initiated a solution driven product category management process to further exploit additional opportunities in our core markets including language learning, bible, and entertainment-oriented publications. For example, our PageMark Dictionary™ has been well-received in the marketplace and won top honors in Personal Electronic Design at the Design and Engineering Showcase at the 2004 Consumer Electronics Show (CES). Our Pocket Prep for the new SAT won the Best of Innovations award in Personal Electronic Design at the 2005 CES, our 12 language speaking translator won the Cherry Picks award for new technology at the 2007 CES, and Speaking Spelling Bee won the Cherry Picks award at the 2008 CES. During fiscal 2008, we also won the following awards for several of our products: National Parenting Center Seal of Approval for the Merriam Webster Dictionary (MWD-1490) and the Speaking Spanish English Children’s Dictionary (BES-1240), the Speaking Merriam Webster Collegiate Dictionary (SCD-1890) received awards from IParenting Media Awards-Outstanding Products, Teacher’s Choice Award for the Family Sponsored by Learning Magazine and TNPC Seal of Approval Holiday Award; the Speaking Spanish-English Dictionary received awards from IParenting Media Awards Greatest Product for 2007 and the TNPC Seal of Approval Holiday Award; the Talking Children Dictionary was awarded the Teachers’ Choice Award sponsored by Learning Magazine; the Spelling Ace Thesaurus and the SAT/ACT Standard Testing (TSA-2400) was awarded the Technology & Learning Awards of Excellence; and the 12 Language Speaking Global Translator (TGA-490) was awarded Popular Science Best of What’s New Award. We regularly conduct consumer research to better understand our customers’ needs to be able to expand our solution-based product offerings in these markets.

•

Continuing Upgrade of Core Products. Our core product line continues to represent the major portion of our revenue. Dictionaries, spell correctors, translators, entertainment-oriented publications, and Bibles have been our mainstream consumer electronics products. We intend to continue to upgrade and enhance our core products and to develop improved language learning solutions.

•

Investment in Marketing. To date, we rely heavily on cooperative advertising with our key retailers and on advertising in targeted or local markets. We have engaged in only limited advertising on the national level.

•

Growth in Selected International Markets. We have had success in selling our products directly through wholly-owned local subsidiaries in selected international markets, and through distributors in other markets. We began sale of our products in Asia during fiscal 2006. We anticipate that our international sales will continue to provide a growing portion of our revenue as the “English Learning” market continues to expand on a global basis.

•

Exploitation of OEM and Licensing Opportunities. Original Equipment Manufacturer (“OEM”) opportunities are business agreements pursuant to which we develop products, software, and technology for resale or use by specific customers. We have such agreements in certain markets and will seek to broaden our activities to other domestic and international markets. We believe our OEM business can be expanded as we upgrade existing and develop new solutions for open system platforms. We also license, through our Proximity Technology Division, linguistic solutions software, such as spelling error detection and correction, hyphenation correction and thesaurus functions in connection with databases of words in thirty-six languages, to pre-eminent companies such as Adobe Systems Incorporated, Sun Microsystems, Inc., and HCA Information Technology & Services, Inc.

•	Use of the Internet to Distribute Handheld Reference Devices and Content. We distribute and develop our handheld devices and e-Books on our website (franklin.com) and other third party websites.

•

Suitable Acquisitions to Grow our Business. Based on our strong balance sheet and our available cash on hand, we believe we are well positioned to accelerate our search for suitable accretive acquisitions to grow our business. We are looking at companies that fit well with our core business units today, financially, strategically and culturally, that can increase our channel relevance and that can provide technology to fuel organic growth. To support these global initiatives, we have engaged the services of two investment banking firms, one in the U.S. and one in Asia.

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

Our top-of-the-line monolingual electronic dictionary in the U.S. market is Merriam-Webster’s Speaking Collegiate Dictionary, 11th Edition which contains more than 200,000 words with clear and concise definitions, as well as parts of speech, hyphenation points and different word forms (inflections). All of our electronic dictionaries provide phonetic spelling correction and many provide thesaurus features as well. For example, if a user enters the word “baffled,” the thesaurus will display eleven different synonyms, including “frustrated,” “disappointed” and “foiled.”

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

Our line of products also includes bilingual dictionaries, most of which contain more than 200,000 words in both English and either Spanish, French, German, Korean, Portuguese, Italian, Arabic, Japanese, or Hebrew. Each provides complete translations, definitions, verb conjugations and a gender guide, and plays a variety of language learning games to help engage users while learning the language. Our Spanish/English dictionaries are marketed in versions with and without speech compression or synthesis for both Spanish and English words. Many of the other bilingual dictionaries are equipped with speech compression or synthesis for the English or even foreign language words. We currently market a French/German dictionary and bilingual dictionaries for several other languages, including other language pairs that do not include English, such as German/Italian and French/Spanish.

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

Children’s Products

Since 1990, we have successfully sold children’s versions of our reference products. In 1997, we introduced a new line of children’s products which includes the Homework Wiz electronic dictionary with a text-to-speech voice synthesizer enabling the product to speak both words and definitions. In 2005, we introduced a speaking Spanish-English dictionary, and in 2007 we introduced the first of a series of children’s products for the Korean market. In 2008, we introduced the Speaking Spelling Bee, a virtual spelling bee tutor designed to improve spelling skills for students’ ages 8 and up and all aspiring spelling bee participants.

Test Preparation

In April 2005, we began shipping an all new Scholastic Aptitude Test (SAT) Prep device to coincide with a significant revision of the SAT. Our Princeton Review Pocket Prep™ device features test taking techniques, full-length practice exams with complete answers and explanations, a test timer to improve time management, personal diagnostic reports to identify score improvement opportunities, and practice drills and flash cards for efficient studying. The product was specifically designed to allow high school students to take the product anywhere for convenient study and is based on The Princeton Review’s “Cracking the SAT” printed book. This product marks our entry into the standardized test preparation market. In May 2006, we updated the SAT prep device to also include the American College Testing (ACT). In June 2006, we began to ship into the Japanese market a reference suite of Japanese-English bilingual dictionaries which includes Test of English for International Communication (TOEIC) based on the Princeton Review’s “Cracking the TOEIC” printed book.

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

Entertainment Titles

We sell a variety of crossword puzzle solvers in both U.S and British English, which provide correct spelling for over 250,000 words and phrases from Merriam-Webster’s Official Crossword Puzzle Dictionary and Chambers Concise Crossword Dictionary for use by word puzzle enthusiasts. In fiscal 2006, we added a new handheld version of the Official Scrabble® Players Dictionary, a handheld version of Sudoku, the new numerical logic puzzle, and a sale to a third party OEM customer of backgammon, and some casino style games. We also sell versions of the Scrabble Players Dictionary in the French market and launched a revised edition in February 2008. We continue to pursue opportunities to sell games and puzzles through our existing brands and distribution channels or to new OEM customers.

Seiko® Products

In fiscal 2004, we began to distribute handheld reference products in the United States under the Seiko® trademark. We currently distribute Seiko products, primarily dictionaries and translators, in the United States.

In June 2004, we entered into agreements with Seiko Instruments, Inc. (“SII”), for SII to distribute Franklin branded reference products in Asia and for us to distribute Seiko branded reference products in Europe and Australia. We began distribution of Seiko products in Australia in fiscal 2005 and began distribution of SII products in Europe in fiscal 2006.

The agreements provided for SII to purchase from Franklin reference products for the Japanese markets over a five year period commencing in fiscal 2006 with a minimum purchase commitment of $20,000 during the period. The agreement also provided for Franklin to continue purchasing Seiko® reference products for distribution in North America for the five years ending March 31, 2009 with a minimum purchase commitment of $14,041 during the period. During the contract term, both parties incurred penalties for not meeting the minimum purchase commitments which were subsequently waived.

During the first quarter of fiscal 2008, we entered discussions with SII to modify or terminate these agreements. In July 2007, we executed a definitive agreement with SII under which we received $3,000 in consideration for the elimination of minimum purchase commitments of both parties in the agreement.

We also have an agreement with Seiko U.K. Ltd. to distribute our products in the United Kingdom and Ireland. The agreement was for a five year term and had an initial start date of June 25, 2004. In March 2008, Franklin entered into an agreement with Seiko U.K. Ltd. calling for a one-time payment of $500 to be made to us in consideration for an extension of the distribution agreement through September 30, 2012.

International Titles

We have developed and produced British English versions of our electronic reference products for international markets, particularly the United Kingdom and Australia. We have monolingual, bilingual, and multilingual electronic reference products for the French, Spanish and German-speaking markets. We have omnibus agreements for publishing electronic reference products with major European publishers such as Ernst Klett International (PONS), Lagardére SCA (Larousse), Langenscheidt KG, and Oxford University Press, under which Franklin has developed titles in handheld electronic platforms, electronic downloads and ROM cards.

Linguistic Technology

Through our Proximity Technology Division, we design linguistic solutions software that perform spelling error detection and correction, hyphenation correction and thesaurus and dictionary functions in conjunction with databases of words in 36 languages and dialects. We license this software for use in various computer applications, which can be ported to work with any operating system. We currently have 43 licensing agreements in force which expire at various dates through 2011. Our customers include pre-eminent companies such as Adobe Systems Incorporated, Sun Microsystems, Inc., and HCA Information Technology and Services Inc.

Electronic Organizers

In 1997, we began to sell a line of organizers and databanks under the ROLODEX® Electronics trademark which we had licensed late in 1996. Sales of ROLODEX® Electronics organizers and databanks have declined substantially during the last six years primarily because of the use of other devices, such as cell phones, personal computers, and PDA’s, to perform organizer functions. Because of this decline, we recorded impairment charges of $11.1 million in fiscal 2002 and $1.5 million in fiscal 2005 to reflect the impairment of the value of the ROLODEX® Electronics mark.

Translators

We have developed and sell a line of handheld translator devices that incorporate a comprehensive list of English words and phrases useful to the traveler, with translations for each word and phrase in one or more languages such as: Spanish, French, German, Italian, and several Eastern European and Asian languages. Translations can be provided by these devices either visually on a display screen or by audible output. In 2007, we introduced a twelve language speaking translator featuring the following European and Asian languages: English, Spanish, French, German, Russian, Portuguese, Italian, Japanese, Korean, Mandarin Chinese, Dutch and Polish.

Internet Enabled Content

We offer more than 52,000 titles, including versions of certain reference works from our website, franklin.com, for downloading to our own handheld devices and those using the Windows, Palm, Pocket PC, Windows CE/Smartphone, and Symbian operating systems popular with many electronics manufacturers.

RESEARCH AND DEVELOPMENT

We have a group of 33 full-time persons working in offices in the US, Germany and Hong Kong focused on developing and enhancing core technology for both our hand held electronic devices and our Proximity Technology Division. Our research and development focuses on linguistic solutions, content development, user interface and the underlying software applications that are key to our product range.

We maintain an internal development group of hardware and software engineers, linguists, quality specialists and project managers dedicated to our critical functions and outsource certain aspects of our development. Together they provide a technical base for sophisticated search and retrieval, correction, speech and compression algorithms over a wide range of hardware platforms developed both internally and externally.

We have entered into a software joint venture with a company in Hong Kong in order to provide additional support for the enhancement of our existing product range. In addition we contract for software and hardware development work in China, Russia, Malaysia and Taiwan. Total research and development expense was $3,551, $4,401, and $4,497, for the years ending March 31, 2008, 2007 and 2006, respectively.

MANUFACTURING

We arrange for the assembly of our products by placing purchase orders with established third-party manufacturers in China and Malaysia. We believe that we could locate alternate manufacturers for our products if any of our current manufacturers are unable, for any reason, to meet our needs.

We have designed certain custom integrated circuits, which are manufactured by third parties for use in our products. We also create the mechanical, electronic and product design for our hardware platforms and design and own the tooling used in the manufacture of the majority of our products. Our electronic products are based on our proprietary microprocessors or general purpose microprocessors and custom memory chips and general purpose random access memory chips. We use Very Large Scale Integrations (VLSIs) that integrate our proprietary or general purpose microprocessors and custom-designed circuits in order to reduce the cost of the materials in our devices. In order to minimize the effect of any supplier failing to meet our needs, we generally attempt to source these parts from multiple manufacturers. In those cases where we choose to use a single source, alternative suppliers are generally available.

We utilize our subsidiary in Hong Kong to facilitate product development, project management, procurement, manufacturing, logistics and quality control. On-site quality control inspection of electronic products is conducted by our employees in China and Malaysia. Our products are generally shipped at our expense to our facility in New Jersey, where we maintain inspection, quality control, warehousing and repair operations for distribution in the United States, and to similar facilities in Europe and elsewhere for our foreign operations.

SALES AND MARKETING

Domestic Sales

Our products are marketed domestically through our own sales and marketing force, through independent sales representative organizations, which are supervised by our internal sales department, and through third party alliances. Our products are sold in approximately twenty-nine thousand retail outlets in the United States. These are comprised of mass market retailers, bookstores, consumer electronics stores, office superstores, drug stores, specialty retailers and direct marketers. Our key retail partners include: Office Depot, Best Buy, Target, Staples, Borders, Radio Shack, Office Max, Circuit City, Barnes and Noble, Costco, Rite Aid and Amazon. Our products are promoted by our retail partners and are commonly found in seasonal displays, retail catalogs and national newspaper circulars. We also mail approximately 1,650,000 print catalogs each year to consumers and educational buyers. Consumers and educators can also purchase products directly by visiting our website at franklin.com or by calling 1-800-BOOKMAN. We generally participate in and provide financial assistance for our retailers’ promotional efforts, such as in-store displays, catalog and general newspaper advertisements. We also promote our products at various worldwide trade shows, including the Consumer Electronics Show, and advertise in trade magazines and on regional television and radio for targeted audience.

The “back to school” season (August to mid-September) and the Christmas selling season (October, November, and December) are the strongest selling periods at retail for our products.

Generally our orders are not on a backlog status. Customer orders are usually filled within a short time period other than seasonal displays during back to school and holiday seasons.

International Sales

We sell our products worldwide through wholly-owned local subsidiaries and a network of independent distributors. We have subsidiaries in France, Canada, Germany, Mexico and Australia, that market and distribute our products, which are specifically developed for these markets. In addition, we sell our products through distribution partners in other countries including Belgium, Switzerland, Spain, Turkey, Saudi Arabia, India, Pakistan, Singapore, South Korea, Japan, Brazil, New Zealand, Argentina and Chile. In October 2004, we began to use Seiko U.K. Ltd. to distribute and market our products in the United Kingdom. In March 2008, we extended our agreement with Seiko U.K. Ltd. though September 30, 2012.

Our sales outside of the United States represented 42, 39 and 33 percent of total sales in the fiscal years 2008, 2007, and 2006, respectively.

OEM Markets and Licensing Efforts

We produce custom products for and license technologies to third parties. We have developed custom products including a speaking version of the alMawrid, an Arabic-English bilingual dictionary and an Oxford English-Hebrew Dictionary for sale in the Middle East. We continue to pursue opportunities for custom versions of our products. We also license our linguistic technology to pre-eminent companies such as Adobe Systems Incorporated, Sun Microsystems, Inc., and HCA Information Technology & Services, Inc.

PATENTS, TRADEMARKS AND COPYRIGHTS

We own more than twenty United States utility and design patents on our electronic reference products and a number of international patents on our products. We actively pursue the acquisition and enforcement of patent rights and, in furtherance thereof, maintain an ongoing program to apply for and prosecute patent applications and to enforce our rights in patents that issue there from.

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

COMPETITION

We are the market leader in the United States for handheld reference books. We face various degrees of competition at different price points in the United States consumer market. We have a leading position in the European market where our main competitors include Lexibook, Hexaglot, Casio, and Sharp and we entered the highly competitive Asian markets in 2006.

Competitive factors for electronic reference products are product quality and reliability, functionality, price, performance, speed of retrieval, quality of underlying databases, quality of spelling correction, portability, marketing and distribution capability, service and corporate reputation. We believe we are a leader in respect of each such factor in the markets we serve.

Our reference products enjoy a reputation for quality resulting from their content, hardware design and easy-to-use software applications. Our reference products are characterized by their capacity to permit the user to define the kind of information being sought and to provide information responsive to the user’s request.

AVAILABLE INFORMATION

We file annual, quarterly and current reports, information statements and other information with the Securities and Exchange Commission (the “SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10:00 am to 3:00 pm. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

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

EMPLOYEES

As of June 9, 2008, we employed a total of 174 people consisting of 90 in the United States, 39 in Asia, and 45 in international sales and marketing and data conversion subsidiaries in Europe, Australia, Mexico and Canada. None of our employees is represented by a union. We believe that our relations with our employees are satisfactory.

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

•

Our North American Consumer Division is Dependent Upon Sales to a Small Group of Customers. We derived 45% of sales from our North American Consumer Division in the fiscal year ended March 31, 2008. Sixty-seven percent of these sales come from 10 customers. If any of these 10 customers were to discontinue buying from us, there is no assurance that we could replace the lost business by increasing sales to existing customers or by finding new customers.

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

•

We Offer Credit To Our Customers And Therefore Are Subject To Significant Credit Risk. We finance a significant portion of our sales through trade credit. As such, our business could be adversely affected in the event of a deterioration of the financial condition of our customers, resulting in the customer’s inability to repay us. The risk may increase based on a general economic downturn affecting our customers financial condition. While we have purchased credit insurance with a major global insurance carrier which provides first dollar coverage for most of our U.S. customers and certain overseas customers, we could suffer significant losses if a customer not covered by insurance fails.

•

We Could be Adversely Affected by Changes in Technology. In general, the consumer electronics and handheld/mobile product markets as a whole with respect to software and hardware, are subject to rapidly changing technology. Accordingly, the technology underlying our products may similarly be subject to change. The introduction of products embodying new technologies and the emergence of new industry standards could exert price and/or performance pressure on our existing products or render such products unmarketable or obsolete. Our ability to anticipate changes in technology and industry standards and to develop and introduce new and enhanced products, as well as additional applications for existing products, in each case on a timely and cost-effective basis, will be a critical factor in our ability to grow and remain competitive. In addition, as technology advances, consumers have the option of fulfilling their needs through different media (internet, phone etc.) which could adversely impact our business.

•

We Face Significant Competition. The consumer electronics and handheld/mobile product markets are highly competitive and characterized by rapid technological advances and the regular introduction of new products or enhancements of existing products. We believe that we face various degrees of competition at different price points and in different geographical regions in these markets. Competitive factors include product quality and reliability, price, performance, brand awareness, marketing and distribution capability, service and reputation. There can be no assurance that companies, whether or not currently in the consumer electronics or handheld product markets, will not enter the markets in which we currently sell our products. Many of such companies have greater capital, research and development, marketing and distribution resources than we do. If new competitors emerge or the existing market becomes more competitive, we could experience significant pressure on prices and margins.

•

We are Dependent on a Small Number of Suppliers and Manufacturers. Certain integrated circuits essential to the functioning of our products are manufactured by a relatively small number of overseas or domestic suppliers. Missed, late or erratic deliveries of custom IC’s and other parts could have a material adverse impact on the timing of new product deliveries as well as our ability to meet demand for existing products. If any one of the integrated circuit suppliers were unable to meet its commitments to us on a timely basis, such failure could have a material adverse effect on our business.

Our products are assembled for us by third party manufacturers in Asia. The inability of any of these manufacturers to meet our delivery schedules could adversely affect our sales. Three manufacturers accounted for 70% of our inventory purchases during fiscal 2008. Political or economic instability could affect our production schedules.

•

We License Key Titles from Others. We depend on licenses from a variety of well-established publishers such as Merriam-Webster, Harper Collins, Lagardére SCA (Larousse), Ernst Klett International and Langenscheidt KG for the right to distribute approximately 100 reference titles, including several versions of English and bilingual dictionaries, Bible related works, children’s language learning devices, test preparation devices, entertainment-oriented devices and encyclopedias. If an existing license agreement covering certain of our core reference titles was terminated or not renewed, we would have to develop and introduce alternative or new titles, which could have a negative impact on our results of operations and profitability. We cannot guarantee that we will be able to extend the terms of our existing license agreements or that we will be successful in negotiating alternative or new license agreements.

•

10% of Our Sales Come from One Product. We derived 10% of our consolidated revenue for the fiscal year ended March 31, 2008 and 12% of consolidated revenue for fiscal year ended March 31, 2007 and 11% of consolidated revenue for fiscal year ended March 31, 2006 from one product under a license that has been renewed through April 1, 2010. The license for this product has been renewed several times since 1993.

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

•

We Are Subject To International Sales and Currency Fluctuations. We expect that international sales will constitute a material portion of our business. Our international business is subject to various risks common to international activities, including political and economic instability and the need to comply with both import and export laws, tariff regulations and regulatory requirements. There can be no assurance that political or economic instability in any given country or countries will not have an adverse impact on our overall operations. Approximately 38% of our fiscal 2008 sales were made in currencies other than the U.S. dollar, resulting in our being subject to the risk of fluctuation in currency values from period to period. We maintain a program of selling Euros at current rates for future settlement in order to protect the dollar value of sales generated by Euro based foreign subsidiaries. Although economic gains or losses on these contracts are generally offset by the gains or losses on underlying transactions, we seek to minimize its foreign currency exposure on a macro basis rather than at the transactional level.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

NONE

ITEM 2.	PROPERTIES

In January 2006, we sold our 90,000 square foot headquarters building and adjacent land in Burlington, New Jersey for $10,300,000. We have leased back the building for a term of ten years and three months with an initial annual fixed rent of $736,760. The annual fixed rent is $758,230 in 2008, $799,663 in 2009, $917,560 in 2010, $962,760 in 2011, $1,007,960 in 2012, $1,053,160 in 2013 $1,098,360 in 2014, $1,143,560 in 2015 and $297,190 in the three months thereafter. We realized a pre-tax gain of $4,920,000 on the sale, of which $4,781,000, representing the gain on the sale of the building, is being amortized over the period of the lease. As of March 31, 2008, the remaining balance of the deferred gain was $3,586,587. We believe this facility will satisfy our foreseeable needs for office, laboratory and warehousing space. We also rent office and warehouse facilities in Germany, France, Hong Kong, Canada, Australia and Mexico.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to litigation from time to time arising in the ordinary course of our business. We do not believe that any such litigation is likely, individually or in the aggregate, to have a material adverse effect on our financial condition.

ITEM 4.	SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

NONE

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME	AGE	POSITION
Barry J. Lipsky	57	President and Chief Executive Officer; Director

Frank A. Musto	51	Vice President, Chief Financial Officer; Treasurer; Secretary

Toshihide Hokari	38	Senior Vice President and Chief Operating Officer

Walter Schillings	47	Managing Director, European Operations

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

Mr. Musto joined us as Vice President, Chief Financial Officer in September 2007. Prior to joining us, Mr. Musto had served as Chief Financial Officer of Polarome International, Inc., a manufacturer and distributor of flavor and fragrance ingredients. Mr. Musto was a member of the Executive Committee and Advisory Board of Directors of Polarome since 2002. From July 2000 through September 2001, Mr. Musto served as Chief Financial Officer, Treasurer, and Secretary, and a member of the Board of Directors of Matchbook FX Holdings, Inc. Previously, Mr. Musto was Vice President, Chief Financial Officer and a member of the Board of Directors of JLM Industries, Inc. (NASDAQ) from 1986 through 2000.

Mr. Hokari returned to us as Vice President, Chief Corporate Development Officer in September 2007 and became Chief Operating Officer in May 2008 and Senior Vice President in June 2008. Prior to rejoining us, since 2004, Mr. Hokari was Director and Senior Director, Product Management of Altec Lansing (a Division of Plantronics, Inc.), a consumer electronics company. Mr. Hokari previously worked with us from 1996-1999 as a Product Manager and from 1999-2004 holding various positions, including Vice President, Product Management.

Mr. Schillings joined us in April 1996 as Managing Director Germany and became Managing Director Central Europe in 2000. In August 2004, Mr. Schillings assumed responsibility for all of our business in Continental Europe managing multiple subsidiaries and distributors. In April 2008, Mr. Schillings’ responsibility was extended to cover business in the United Kingdom. Prior to joining us, Mr. Schillings owned his own business, SYSTECH GmbH.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the American Stock Exchange (the “AMEX”) under the symbol “FEP.” The following table sets forth the range of the high and low closing sales prices as reported by the AMEX, as applicable, for the last two fiscal years:

	Sales
Quarter Ended	High	Low
June 30, 2006	3.70	2.75
September 30, 2006	3.00	1.92
December 31, 2006	2.31	1.62
March 31, 2007	2.40	2.03

June 30, 2007	2.54	2.24
September 30, 2007	3.90	2.38
December 31, 2007	3.89	3.05
March 31, 2008	3.14	1.91

The approximate number of holders of record of the common stock as of June 9, 2008 was 767. The closing sales price of our common stock on the American Stock Exchange on June 17, 2008 was $2.13.

We have not declared cash dividends on our common stock and do not have any plans to pay any cash dividends on the common stock in the foreseeable future. Our Board of Directors anticipates that any earnings that might be available to pay dividends on the common stock will be retained to finance our business.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables should be read in conjunction with our consolidated financial statements and the notes thereto and the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section appearing elsewhere herein.

	Year Ended March 31,
	2008	2007	2006	2005	2004
Statements of Operations Data
Sales	$57,081	$52,213	$59,622	$62,146	$61,836
Other operating revenue*	3,500	—	—	—	—

Total revenue	60,581	52,213	59,622	62,146	61,836
Cost of sales	28,660	28,321	29,605	32,167	32,306

Gross margin	31,921	23,892	30,017	29,979	29,530

Expenses:
Sales and marketing	16,844	15,880	17,165	16,816	17,166
Research and development	3,551	4,401	4,497	3,886	3,224
General and administrative	8,431	6,836	6,848	6,988	6,980
Trademark impairment	—	—	—	1,531	—

Total operating expenses	28,826	27,117	28,510	29,221	27,370

Operating income (loss)	3,095	(3,225)	1,507	758	2,160
Gain on sale of investment in MobiPocket	—	—	—	1,781	—
Interest income (expense), net	116	207	(122)	(273)	(452)
Other, net	(439)	(94)	719	41	103

Income (loss) before income taxes	2,772	(3,112)	2,104	2,307	1,811
Income tax (benefit) provision	237	68	92	(96)	159

Net income (loss)	$2,535	$(3,180)	$2,012	$2,403	$1,652

Preferred stock dividend	—	—	243	458	426

Net income (loss) applicable to common stockholders	$2,535	$(3,180)	$1,769	$1,945	$1,226

Net income (loss) per share:
Basic	$.31	$(0.39)	$.22	$.24	$0.15

Diluted	$.30	$(0.39)	$.21	$.23	$0.15

Weighted average shares:
Basic	8,236	8,216	8,169	8,047	7,970

Diluted	8,458	8,216	8,574	8,498	8,355

	At March 31,
	2008	2007	2006	2005	2004
Balance Sheet Data
Working Capital	$19,747	$15,799	$18,122	$9,237	$6,943
Total Assets	42,273	40,357	43,021	40,948	43,115
Long-term Liabilities	1,117	1,160	1,136	1,179	1,258
Shareholders’ Equity	28,662	25,426	28,252	28,854	28,668

*	Other operating revenue consists of two settlement amounts received from SII and Seiko UK Ltd.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands)

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

For the year ended March 31, 2008, we had an improvement in results of operations of $5,884 resulting in a pretax profit of $2,772 compared to a pretax loss of $3,112 in the prior year. The increase was primarily due to higher sales across the Company with strong gains in our European and Australian operations. In addition we recorded other operating revenue of $3,500 received from two distribution partners Seiko Instruments, Inc (SII) and Seiko UK Ltd. Gross margin increased to $31,921 from $23,892 in the prior year due to an overall increase in sales of $4,868 and $3,500 of recorded other operating revenue. The higher gross margin was partially offset by an increase in operating expenses of $1,709 and other net of $345.

As a percentage of total revenue, our international business has shown consistent levels of growth over the last three years, while sales from our domestic operations have shown declines over the same three year period primarily from our North American Consumer Division. In absolute dollars, sales during fiscal 2008 from our North American Consumer Division were relatively flat as compared with the prior year, while sales from our international business increased $5,012.

Highly competitive and technological advances in the consumer electronic industry have broadened consumer options for fulfilling their needs through different media (internet, mobile phone) and have adversely affected sales in our North American Consumer Division. In addition, as a result of the downturn in the economy and the drop in consumer spending, our North American Consumer Division sales declined in the second half of fiscal 2008.

In fiscal 2004, we began to distribute handheld reference products in the United States under the Seiko® trademark and in fiscal 2005, we entered into agreements with Seiko Instruments, Inc. (“SII”) for SII to distribute Franklin branded reference products in Asia and for us to distribute SII branded reference products in Europe and Australia. The agreements provided for SII to purchase from us reference products for the Japanese market over a five year period commencing in fiscal 2006 with a minimum purchase commitment of $20,000 during the period. The agreements also provided for us to continue purchasing Seiko® reference products for distribution in North America for the five years ending March 31, 2009 with a minimum purchase commitment of $14,041 during the period. During the contract term, both parties incurred penalties for not meeting the minimum purchase commitments which were subsequently waived.

In July 2007, we executed a definitive agreement with Seiko Instruments, Inc. (“SII”) under which SII made a one time payment to us of $3,000 in consideration for the elimination of minimum purchase commitments of both parties in the agreements under which SII distributes our products in Japan and we distribute SII’s products in the United States and Germany.

We also had an agreement with Seiko U.K. Ltd. to distribute our products in the United Kingdom and Ireland. The agreement was for a five year term and had an initial start date of October 1, 2004. In March 2008, we entered into an agreement with Seiko U.K. Ltd. calling for a one-time payment of $500 to be made to us in consideration for the extension of the distribution agreement through September 30, 2012.

For the year ended March 31, 2007, we had a pretax loss of $3,112 compared with pretax income of $2,104 in the prior year. Gross margin decreased to $23,892 from $30,017 in the prior year due to an overall decrease in revenue of $7,409 which includes a decrease of $3,675 in higher margin licensing agreements in our Proximity Technology division. The lower gross margin was partially offset by a decrease in operating expenses of $1,393, an improvement in interest income (expense), net which swung from net expense of $122 in the prior year to net income of $207 in the fiscal year ended March 31, 2007.

Results of Operations

The following table summarizes our historical results of operations as a percentage of sales for fiscal years 2008, 2007, and 2006 (in thousands):

	Year Ended March 31,
	2008	2007	2006
Revenue:
Domestic sales	$31,605	$31,749	$40,052
International sales	25,476	20,464	19,570
Other operating revenue	3,500

Total revenue	$60,581	$52,213	$59,622

As a Percentage of Total Revenue
Revenue:
Domestic sales	52.2%	60.8%	67.2%
International sales	42.1	39.2	32.8
Other operating revenue	5.7

Revenue	100.0	100.0	100.0
Cost of Sales	47.3	54.2	49.7
Gross Margin	52.7	45.8	50.3
Expenses:
Sales and Marketing	27.8	30.4	28.8
Research and Development	5.9	8.4	7.5
General and Administrative	13.9	13.1	11.5

Total operating expenses	47.6%	51.9%	47.8%

Operating Income (Loss):	5.1	(6.2)	2.5
Interest expense, net	.2	.4	(0.2)
Other, net	(0.7)	(0.2)	1.2

Income (Loss) Before Income Taxes	4.6	(6.0)	3.5
Income Tax (Benefit) Provision	0.4	0.1	0.2

Net (Loss) Income	4.2%	(6.1%)	3.4%

Preferred stock dividend	—	—	(0.4)
Net income (loss) applicable to common stock	4.2%	(6.1%)	3.0%

Year Ended March 31, 2008 Compared With Year Ended March 31, 2007

Sales of $57,081 for the year ended March 31, 2008 increased by $4,868 from sales of $52,213 in the prior year. The increase was primarily from our European and Australian operations. Our European Operation reported an increase in sales of 33% or $4,608. A portion of the increase was the result of seasonal placements with two customers that did not purchase in the prior year. In addition, expanded business with several European distributors for various products accounted for the balance of the increase. These products included the 12 Language Speaking Global Translator (TGA-490), 12 Language Non-Speaking Global Translator (TGA-470), the Langenscheidt German-French Dictionary (LDF-1660), and the PONS German-English Professor PRO (DBD-1660). The Company’s Australian operation also contributed higher sales year over year. Sales increased at key supporting dealers for several categories of products that outperformed last year’s contribution, including: Collins Spellchecker (SPQ-109), Collins English Dictionary & Thesaurus (DMQ-119), Collins Bradfords Crossword Solver (CSB-1470U), 12 Language Non-Speaking Global Translator (TGA-470), 10 Language Speaking Translator (TG-480), and the Rolodex Organizer (RT-8212). The overseas operations sales benefited by $2,317 from a weaker US dollar.

Total revenue for the fiscal year ended March 31, 2008 of $60,581 included $3,500 reflected as “other operating revenue” that we received from two distribution partners, Seiko Instruments, Inc. (SII) and Seiko U.K. Ltd. During the second quarter, we received $3,000 from SII in consideration for the elimination of minimum purchase commitments in the agreement under which SII distributes

Franklin products in Japan and we distribute SII products in the United States and Germany. In March 2008, we entered into an agreement with Seiko U.K. Ltd. calling for a one-time payment of $500 to be made to us in consideration for the extension of the distribution agreement under which Seiko U.K. Ltd. distributes Franklin products in the United Kingdom and Ireland.

Gross margin increased by $8,029 primarily because of higher sales in the European business operation contributing $2,478 in gross margin dollars and $3,500 other operating revenue from the SII and Seiko UK agreements. The gross margin percentage, excluding the $3,500, increased by four percent from 46% in the 2007 fiscal year to 50% in the 2008 fiscal year, resulting in an additional increase of $2,283 in margin dollars. The lower gross margin percentage last year resulted primarily from increased mark down and promotion allowances granted to certain customers in our North American operations, higher software amortization associated with release of certain new products in the current year and inventory valuation provisions, primarily for one poorly performing product, in the current fiscal year and the inclusion in the prior year of the higher margin technology licensing agreements. Excluding these agreements the gross margin percentage in the 2007 fiscal year would have been 49%.

Total operating expenses increased to $28,826 for the year ended March 31, 2008 from $27,117 in the same period last year. Sales and marketing expenses increased by $964 to $16,844 (30% of sales) from $15,880 (30% of sales) in the same period last year primarily due to increased spending of $371 for the Consumer Electronic Show and attendance at new shows in Europe and North America. Variable expenses for market development funds, freight, and commission increased by $267 due to higher sales. Personnel expense increased by $129 primarily due to corporate development expenses to establish strategic growth initiatives and operational efficiencies. Temporary labor increased by $111 primarily in the European business operation. Research and development expenses decreased by $850 to $3,551 (6% of sales) from $4,401 (8% of sales) in the prior year. The decrease is due to lower personnel and consultant costs related to lower fixed costs due to outsourced development of $495 and lower allocation of management information system (MIS) expense of $217. In addition, higher capitalization of software development work of $141 resulted in a decrease in net expense. General and administrative expenses increased by $1,595 to $8,431 (15% of sales) from $6,836 (13% of sales) in the same period last year primarily due to approximately $720 of additional expenses related to the SII and Seiko UK agreements which included an increase in incentive compensation accruals and associated legal and travel expenses. Incremental expenses were incurred for corporate development of $616 to establish strategic growth initiatives and operating efficiencies. Doubtful account expense increased by $399 primarily due to a major customer declaring bankruptcy, partially offset by lower depreciation costs of $221.

For the year ended March 31, 2008 we had net interest income of $116 compared with net interest income of $207 in the same period last year. The decrease in interest income was primarily due to lower interest rates compared to the prior year.

Other, net was a loss of $439 for the year ended March 31, 2008 compared with a loss of $94 last year. For the year ended March 31, 2008 we recorded a loss on our program of selling euros at current rates for future settlement of $564 compared with a loss of $213 in the same period last year. In addition, the current year includes gains of $70 towards the settlement of patent claims compared to $195 in the prior year.

We have operations in a number of foreign countries and record sales and incur expenses in various foreign currencies. As the value of these currencies fluctuate from year to year against the US dollar, our revenues, operating expenses and results of operations are impacted. For the year ended March 31, 2008, approximately 38% of our sales were denominated in currencies other than the US dollar. For the year ended March 31, 2008, our sales and gross margin increased by approximately $2,317 from the year over year difference in exchange rates for the various currencies (primarily the euro) in which we operate, while our selling, general and administrative expenses were approximately $1,253 higher due to the fluctuations in exchange rates. The net effect of the year over year fluctuations in exchange rates on our results of operations for the year ended March 31, 2008 was an increase of approximately $1,064 in our net income.

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

As of March 31, 2008, we had one outstanding foreign exchange contract in the amount of 1,500 euros (equivalent to US dollars of $2,368) with a duration of six months. An unrealized loss of $165 on the contract was included in results of operations under the Other, net caption with the offsetting balance recorded in the Accounts Payable and Accrued Expenses caption on our balance sheet.

As of March 31, 2007, we had two outstanding foreign exchange contracts in the amounts of 1,500 and 1,000 euros (equivalent to US dollars of $2,004 and $1,336 respectively). The duration of these contracts was six months and three months. An unrealized loss of $154 on the contracts was included in results of operations under the Other, net caption with the offsetting balance recorded in the Accounts Payable and Accrued Expenses caption on our balance sheet.

Year Ended March 31, 2007 Compared With Year Ended March 31, 2006

Sales of $52,213 for the year ended March 31, 2007 decreased by $7,409 from sales of $59,622 in the prior year, which included higher sales in our Proximity Technology division of $3,675 resulting primarily from the delivery in 2006 of technology pursuant to a technology development and licensing agreement and the renewal during the December 2005 quarter of a three year technology licensing agreement. Excluding the decline in Proximity Technology sales, revenue decreased by $3,734 primarily because of a decline in sales of $5,213 in North America due to higher returns on transition products of approximately $700, higher markdown allowances of $700, primarily relating to one non-performing product, a decline of approximately $1,700 to one customer who conducted a product line re-evaluation and did not order for several months and a decline of approximately $900 to one customer who indicated that our proposed promotion did not meet its value requirements in the current year.

Our sales in the UK declined by $265 during the year ended March 31, 2007 primarily because the prior year included the sell-in of several new products. Sales in our Central European and Other International markets increased by $1,091 and $800, respectively, compared with the prior year.

Gross margin declined by $6,125 primarily because of lower sales of $7,409 resulting in lower gross margin of $3,730 and a decline in gross margin percentage, from 50% last year to 46% in the current year, resulting in an additional decline of $2,395 in margin dollars. The lower gross margin percentage resulted primarily from increased mark down and promotion allowances granted to certain customers in our North American operations, higher software amortization associated with release of certain new products in the current year and inventory valuation provisions, primarily for one poorly performing product, in fiscal 2007 and the inclusion in fiscal 2006 of the higher margin technology licensing agreements. Excluding these agreements the fiscal 2006 gross margin percentage would have been 49%.

Total operating expenses for the year ended March 31, 2007 declined to $27,117 from $28,510 in the prior year. Sales and marketing expenses declined by $1,285 to $15,880 (30% of sales) from $17,165 (29% of sales) primarily due to lower advertising expense of $1,052, lower commissions expense of $88 and reduced consulting fees of $101. Research and development expenses decreased by $96 to $4,401 (8% of sales) from $4,497 (8% of sales) in fiscal 2006. The decrease resulted from reduced personnel costs of $1,037 and lower consulting expense of $558 partially offset by lower capitalization of software development costs of $1,043 (increasing the net expense) in fiscal 2007 as certain major projects were completed, and higher outside engineering expense of $354.

General and administrative expenses declined by $12 to $6,836 (13% of sales) from $6,848 (11% of sales) in fiscal 2006. The decline resulted from lower personnel costs of $664 (primarily from the reduction of bonus accruals) partly offset by higher consulting expense of $208 and increased net rent expense of $397 as we began to lease our headquarters building in January 2006.

For the year ended March 31, 2007 we had net interest income of $207 compared with net interest expense of $122 in fiscal 2006. The income resulted from the investment of the proceeds from the sale of our headquarters building in January 2006 and reduced borrowings in fiscal 2007.

Other, net was a loss of $94 for the year ended March 31, 2007 compared with a gain of $719 in fiscal 2006. For the year ended March 31, 2007 we recorded a loss on our program of selling euros at current rates for future settlement of $213 compared with a gain of $146 in fiscal 2006. In addition, fiscal 2007 include gains of $195 from the settlement of patent claims while the prior year included a gain of $139 on the sale of land adjacent to our headquarters building and a payment of $525 received from SII related to a distribution agreement with SII entered into in fiscal 2005.

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

Inflation and Currency Transactions

Inflation had no significant effect on our operations for the two years ended March 31, 2008. However, competitive pressures and market conditions in the future may limit our ability to increase prices to compensate for general inflation or increases in prices charged by suppliers.

Our operating results may be affected by fluctuations in currency exchange rates. During the years ended March 31, 2007 and 2008, we entered into several foreign exchange forward contracts with financial institutions to limit our exposure to currency fluctuation loss on sales made by our European subsidiaries.

Seasonality

The “back to school” season (August to mid-September) and the Christmas selling season (October, November and December) are the strongest selling periods at retail for our products.

The following table sets forth unaudited net sales for each of our last twelve fiscal quarters:

	Quarter Ended June 30	Quarter Ended September 30	Quarter Ended December 31	Quarter Ended March 31
	(in thousands)
Fiscal 2008*	$13,675	$14,980	$17,044	$11,382
Fiscal 2007	$11,785	$12,276	$17,179	$10,973
Fiscal 2006	$17,652	$13,898	$17,894	$10,178

*	Does not include settlement amounts paid by Seiko Instruments, Inc. (SII) and Seiko UK Ltd for $3,000 and $500, respectively.

Future Income Tax Benefits

We have income tax benefits of $16,900 which can be utilized against future earnings and have provided an income tax valuation allowance of $11,200 against these tax assets. The remaining $5,700 balance is based upon our estimate of taxes that would be due and offset against our net operating loss carried forward, based upon our estimate of future earnings.

Changes in Financial Condition

Accounts receivable decreased by $516 to $6,100 on March 31, 2008 from $6,616 on March 31, 2007 primarily because of the reserve for doubtful accounts increased to cover the bankruptcy of a major customer. Inventory increased by $807 to $9,262 on March 31, 2008 from $8,455 on March 31, 2007 primarily as a result of the addition to inventory of several new models in Europe as well as existing products purchased at minimum order quantities, which will be shipped in fiscal 2009. We had no outstanding borrowings under our credit facility at the end of each of our last two fiscal years.

Capital Expenditures

As of March 31, 2008 we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Liquidity and Capital Resources

We had cash and cash equivalents of $11,824 at March 31, 2008 compared with cash and cash equivalents of $6,314 and short term investments of $2,088 at March 31, 2007.

In July 2007, we executed a definitive agreement with Seiko Instruments, Inc. (“SII”) under which SII made a one time payment to us of $3,000 in consideration for the elimination of minimum purchase commitments of both parties in the agreements under which SII distributes the Company’s products in Japan and the Company distributes SII’s products in the United States and Germany.

In March 2008, we entered into an agreement with Seiko U.K. Ltd. calling for a one-time payment of $500 to be made to Franklin in consideration for the extension of the distribution agreement through September 30, 2012 under which Seiko U.K. Ltd. distributes Franklin products in the United Kingdom and Ireland.

On May 19, 2008, we entered into an amendment (the “Amendment”) to the Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association (“PNC”) dated December 7, 2004, as amended by a First Amendment to Revolving Credit and Security Agreement dated December 29, 2005, an Amendment to Loan Documents dated December 22, 2006, an Amendment to Loan Documents dated March 30, 2007, an Amendment to Loan Documents dated as of December 7, 2007, Letter of Extension dated March 4, 2008 and Letter of Extension dated May 6, 2008.

The Amendment modifies the Credit Agreement with PNC by providing for a $20,000 revolving credit facility with sublimits of $1,000 for Letters of Credit, $500 for foreign currency borrowings and $10,000 for acquisitions by the Company (the “Loan”). Loans under the Credit Agreement are secured by all of the assets of the Company. The term of the Credit Agreement has been amended to December 7, 2010 (the “Term”). At the Company’s option, Loans under the Credit Agreement will be either Domestic Rate Loans based on PNC’s Base Rate with the interest rate varying from the PNC Base Rate minus 50 basis points to the PNC Base Rate plus 50 basis points or LIBOR Rate Loans with the interest rate varying from LIBOR plus 100 basis points to LIBOR plus 225 basis points in each case depending upon the ratio of the Company’s Funded Debt to EBITDA and the composition of collateral provided. The Loans under the Credit Agreement are payable in full on the last day of the Term.

The Credit Agreement contains certain financial covenants and restrictions on indebtedness, business combinations and other related items. We were in compliance with all covenants of the amended Credit Agreement as of March 31, 2008. As of March 31, 2008, we had no borrowings under the Credit Agreement

We rely primarily on our operating cash flow to support our operations. Over the last three years we generated cash flow from operations of $9,697. This operating cash flow is supplemented by our Credit Agreement to meet seasonal financing needs. We believe our cash flow from operations, available borrowing under our Credit Agreement and existing cash and short-term investment balances will be adequate to satisfy our cash needs for the next twelve months. The amount of credit available under the facility at any time is based upon a formula applied to our accounts receivable and inventory. As of March 31, 2008, we had credit available of $8,163. Our credit availability and borrowings under the facility fluctuate during the year because of the seasonal nature of our business. During the year ended March 31, 2008, maximum availability and borrowings under our Credit Agreement approximated $12,635 and $1,000, respectively. We do not have any significant capital leases and anticipate that depreciation and amortization for fiscal 2009 will exceed planned capital expenditures.

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

Multiple Element Arrangements—We occasionally enter into multiple element arrangements, primarily involving the licensing of our software technology which generally includes technology licensing fees and annual support fees. We begin recognizing the related revenue when technology is delivered and accepted by the customer with the total amount being spread evenly over the term of the support agreement. As of March 31, 2008 the unrecognized portion of revenue related to these agreements was $451 and is included in the Deferred Revenue caption on our consolidated balance sheets.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NOT APPLICABLE

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Shareholders and Directors of

Franklin Electronic Publishers, Incorporated

Burlington, New Jersey 08016

We have audited the accompanying consolidated balance sheets of Franklin Electronic Publishers, Incorporated and subsidiaries as of March 31, 2008 and 2007 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years ended March 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklin Electronic Publishers, Incorporated and subsidiaries as of March 31, 2008 and 2007, and the results of its operations and cash flows for each of the three years ended March 31, 2008 in conformity with accounting principles generally accepted in the United States.

/s/ Radin, Glass & Co., LLP

Certified Public Accountants

New York, New York

June 16, 2008

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except for per share data)

	Year Ended March 31,
	2008	2007	2006
SALES	$57,081	$52,213	$59,622
OTHER OPERATING REVENUE	3,500	—	—

TOTAL REVENUE	60,581	52,213	59,622
COST OF SALES	28,660	28,321	29,605

GROSS MARGIN	31,921	23,892	30,017

EXPENSES:
Sales and marketing	16,844	15,880	17,165
Research and development	3,551	4,401	4,497
General and administrative	8,431	6,836	6,848

Total operating expenses	28,826	27,117	28,510

OPERATING INCOME (LOSS)	3,095	(3,225)	1,507
Interest income (expense), net	116	207	(122)
Other, net	(439)	(94)	719

INCOME (LOSS) BEFORE INCOME TAXES	2,772	(3,112)	2,104
INCOME TAX PROVISION (Note 14)	237	68	92

NET INCOME (LOSS)	$2,535	$(3,180)	$2,012
PREFERRED STOCK DIVIDEND	—	—	243

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$2,535	$(3,180)	$1,769

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.31	$(0.39)	$0.22

Diluted	$0.30	$(0.39)	$0.21

WEIGHTED AVERAGE COMMON SHARES:
Basic	8,236	8,216	8,169

Diluted	8,458	8,216	8,574

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 3)	$11,824	$6,314
Short-term investments (Note 4)	—	2,088
Accounts receivable, less allowance for doubtful accounts of $649 and $306	6,100	6,616
Inventories (Note 5)	9,262	8,455
Prepaids and other assets	1,017	1,531

TOTAL CURRENT ASSETS	28,203	25,004

PROPERTY AND EQUIPMENT (Note 6)	1,167	1,462

OTHER ASSETS:
Deferred income tax asset (Notes 2 and 14)	5,700	5,700
Trademark and goodwill (Notes 2 and 8)	2,265	2,265
Software development costs	2,052	2,434
Other assets (Notes 2 and 7)	2,531	3,492

TOTAL OTHER ASSETS	12,548	13,891

TOTAL ASSETS	$41,918	$40,357

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses (Note 9)	$7,896	$9,108
Current portion of long-term liabilities—Other	103	97

TOTAL CURRENT LIABILITIES	7,999	9,205

OTHER LIABILITIES (Note 10)	1,219	1,160
DEFERRED REVENUE (Note 2)	451	534
DEFERRED GAIN ON SALE AND LEASEBACK (Note 6)	3,587	4,032

SHAREHOLDERS' EQUITY (Note 13):
Common stock, $0.01 par value, authorized 50,000,000 shares, issued and outstanding, 8,265,196 and 8,217,921 shares	83	82
Additional paid in capital	50,978	50,743
Retained earnings (deficit)	(22,084)	(24,619)
Foreign currency translation adjustment (Note 2)	(315)	(780)

TOTAL SHAREHOLDERS' EQUITY	28,662	25,426

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$41,918	$40,357

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Year Ended March 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$2,535	$(3,180)	$2,012
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	3,155	4,251	3,112
Provision for losses on accounts receivable	543	121	24
Loss (gain) on disposal of property and equipment	3	(31)	(139)
Stock and options issued for services	180	74	48
Source (use) of cash from change in operating assets and liabilities:
Accounts receivable	(27)	19	(904)
Inventories	(807)	(964)	1,289
Prepaids and other assets	514	127	1,112
Accounts payable and accrued expenses	(1,285)	1	(2,071)
Other, net	(41)	(11)	36

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,770	407	4,519

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(454)	(789)	(845)
Proceeds from sale of property and equipment	23	49	13
Proceeds from sale of building	—	—	9,699
Software development costs	(1,020)	(879)	(2,091)
Investment in Kreutzfeldt Electronic Publishing	—	(852)	—
Short-term investments	2,088	4,892	(6,981)
Change in other assets	(384)	(492)	(649)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	253	1,929	(854)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends on preferred stock	—	—	(243)
Proceeds from issuance of common shares	56	3	181
Redemption of preferred shares	—	—	(2,448)
Other liabilities	(34)	4	(41)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	22	7	(2,551)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	465	261	(190)

INCREASE IN CASH AND CASH EQUIVALENTS	5,510	2,604	924
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,314	3,710	2,786

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,824	$6,314	$3,710

SUPPLEMENTAL DATA:
Cash paid (received) during the years:
Income taxes	$100	$(76)	$28
Interest expense	$94	$165	$192

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(in thousands, except for share data)

	Common Stock		Additional	Preferred Stock		Retained	Accumulated Other Comprehensive	Total Shareholders' Equity
	Shares	Amount	Paid in Capital	Shares	Amount	Earnings	Income *
BALANCE—MARCH 31, 2005	8,125,222	$81	$50,406	2,434	$2,412	$(23,194)	$(851)	$28,854

Amortization of deferred compensation expense for shares issued for services	9,500	—	63			—	—	63
Issuance of common shares under employee stock option plan	75,049	1	181			—	—	182
Preferred stock dividend				—		(243)		(243)
Redemption of preferred shares				(2,434)	(2,434)	(14)		(2,448)
Write off of preferred stock issuance costs					22			22
Income for the period	—	—				2,012	—	2,012
Foreign currency translation adjustment	—	—				—	(190)	(190)

BALANCE—MARCH 31, 2006	8,209,771	$82	$50,650	—	$—	$(21,439)	$(1,041)	$28,252

Amortization of deferred compensation expense for shares issued for services and issuance of options	5,450		90			—	—	90
Issuance of common shares under employee stock option plan	2,700	—	3			—	—	3
Income for the period	—	—				(3,180)	—	(3,180)
Foreign currency translation adjustment	—	—				—	261	261

BALANCE—MARCH 31, 2007	8,217,921	$82	$50,743	—	$—	$(24,619)	$(780)	$25,426

Amortization of deferred compensation expense for shares and options issued for services	7,950		180			—	—	180
Issuance of common shares under employee stock option plan	39,325	1	55			—	—	56
Income for the period	—	—				2,535	—	2,535
Foreign currency translation adjustment	—	—				—	465	465

BALANCE—MARCH 31, 2008	8,265,196	$83	$50,978	—	$—	$(22,084)	$(315)	$28,662

*	Comprehensive income, i.e., net income (loss), plus, or less, the change in foreign currency balance sheet translation adjustments, totaled $3,000, ($2,919) and $1,822 for the fiscal years ended March 31, 3008, 2007 and 2006 respectively.

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

During the years ended March 31, 2008 and March 31, 2007 the Company recorded no impairment in the value of its long-lived assets.

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

Revenue:

The Company recognizes revenue when it is realized. Approximately 93% of the Company’s revenue arises from the shipment of products. The Company considers revenue realized when the product has been shipped or the services have been provided to the customer, and collectability is reasonably assured. The Company’s sales are made with right of return or exchange for defective products, generally within one year from the original retail purchase. Revenue is reduced for estimated customer returns and other allowances. Sales returns are generally estimated and recorded based on historical sales and returns information. Products that exhibit unusual sales or return patterns are specifically investigated and analyzed as part of the accounting process.

The Company accrues for mark down money at the time of sale based on historical experience. The accrual is adjusted quarterly based on actual and anticipated claims.

The Company occasionally enters into multiple element arrangements, primarily involving its software technology which generally includes technology licensing fees and annual support fees. The Company begins recognizing the related revenue when technology is delivered and accepted by the customer with the total amount being spread evenly over the term of the support agreement. As of March 31, 2008 the unrecognized portion of revenue related to these agreements was $451 and is included in the Deferred Revenue caption on the Company’s balance sheets.

Software Development Costs:

The capitalization of software development costs and the related amortization is in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Software costs, which are capitalized after technological feasibility is established, totaled $1,020, $879 and $1,922 for the fiscal years ended March 31, 2008, 2007, and 2006, respectively.

Amortization included in the accompanying Consolidated Statement of Operations for fiscal years ended March 31, 2008, 2007, and 2006, was $1,394, $2,075 and $1,150, respectively.

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

As of March 31, 2008 the Company had one outstanding foreign exchange contract in the amount of 1,500 euros (equivalent to US dollars of $2,368) with a duration of six months. An unrealized loss of $165 on the contract was included in results of operations under the Other, net caption with the offsetting balance recorded in the Accounts Payable and Accrued Expenses caption on our balance sheets.

As of March 31, 2007 the Company had two outstanding foreign exchange contracts in the amounts of 1,500 and 1,000 euros (equivalent to US dollars of $2,004 and $1,336, respectively). The duration of these contracts was six months and three months. An unrealized loss of $154 on the contracts was included in results of operations under the Other, net caption with the offsetting balance recorded in the Accounts Payable and Accrued Expenses caption on our balance sheets.

As of March 31, 2006 the Company had one outstanding foreign exchange contract in the amount of 1,500 euros (equivalent to US dollars of $1,818). The duration of this contract was six months. An unrealized loss of $5 on the contract was included in results of operations under the Other, net caption with the offsetting balance recorded in the Accounts Payable and Accrued Expenses caption on our balance sheets.

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

The results of operations for the year ended March 31, 2008 include non-cash compensation expense of approximately $180 for the amortization of restricted shares and stock option expense.

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

The Company classifies as cash equivalents highly liquid investments with maturities of less than ninety days. Occasionally, the Company has cash held in excess of $100,000 which exceeds the FDIC insurance limits and is therefore uninsured.

4.	SHORT TERM INVESTMENTS

Short term investments consist of shares in a short term bond fund. Shares in the bond fund may be redeemed at any time at the discretion of the Company.

5.	INVENTORIES

Inventories consist of:

	March 31,
	2008	2007
Finished products	$9,145	$8,348
Component parts	117	107

	$9,262	$8,455

6.	PROPERTY AND EQUIPMENT

Property and equipment consist of:

	March 31,
	2008	2007
Furniture, equipment and leasehold improvements	6,657	6,416
Tooling	5,112	4,845
Computer software purchased	1,590	1,565

	13,359	12,826
Accumulated depreciation and amortization	12,192	11,364

	$1,167	$1,462

On January 18, 2006, the Company completed the sale of its headquarters building. The Company entered into an agreement to lease back the building for a term of ten years and three months with an initial annual fixed rent of $737. The Company is responsible for payment of all real estate taxes and utilities, most repairs, and is required to maintain appropriate insurance coverage. It has provided to the Landlord a refundable security deposit of $368. The Company can extend the term of the Lease upon 12 months notice for an additional ten years upon the same terms and conditions, except that the rent shall be 95% of the then Fair Market Value. As of March 31, 2008, a gain of $3,587 on the sale has been deferred and will be recognized over the remaining lease term. The deferred gain is recorded on the consolidated balance sheets under the caption Deferred Gain on Sale and Leaseback.

7.	OTHER ASSETS

Other assets consist of:

	March 31,
	2008	2007
Trademarks and patents	$125	$133
Enterprise resource planning software (net of amortization of $2,803 and $2,378)	775	1,191
Advance royalties and licenses	325	454
Other intangible assets (net of amortization of $175 and $58)	603	720
Deposits and other assets	703	994

	$2,531	$3,492

Other intangible assets consist of employment agreements and software know-how acquired with the Company’s acquisition of Kreutzfeldt Electronic Publishing which took place in July 2006. These assets are being amortized over five and ten years respectively.

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

9.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:

	March 31,
	2008	2007
Trade accounts payable	$3,219	$4,423
Accrued payroll, bonus, benefits and taxes	2,466	2,301
Accrued sales allowances	444	730
Accrued royalties	383	339
Accrued expenses—other	1,384	1,315

	$7,896	$9,108

10.	LONG-TERM LIABILITIES

Long-term liabilities consist of:

	March 31,
	2008	2007
Post retirement obligation	$1,213	$1,148
Other	109	109

	1,322	1,257
Less current portion	103	97

	$1,219	$1,160

The aggregate maturities of the long-term liabilities for the five years after March 31, 2008 are as follows:

Years Ending March 31,
2009	128
2010	77
2011	71
2012	73
2013	76

On May 19, 2008, the Company entered into an amendment (the “Amendment”) to the Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association (“PNC”) dated December 7, 2004, as amended by a First Amendment to Revolving Credit and Security Agreement dated December 29, 2005, an Amendment to Loan Documents dated December 22, 2006, an Amendment to Loan Documents dated March 30, 2007, an Amendment to Loan Documents dated as of December 7, 2007, Letter of Extension dated March 4, 2008 and Letter of Extension dated May 6, 2008.

The Amendment modifies the Credit Agreement with PNC by providing for a $20,000 revolving credit facility with sublimits of $1,000 for Letters of Credit, $500 for foreign currency borrowings and $10,000 for acquisitions by the Company (the “Loan”). Loans under the Credit Agreement are secured by all of the assets of the Company. The term of the Credit Agreement has been amended to

December 7, 2010 (the “Term”). At the Company’s option, Loans under the Credit Agreement will be either Domestic Rate Loans based on PNC’s Base Rate with the interest rate varying from the PNC Base Rate minus 50 basis points to the PNC Base Rate plus 50 basis points or LIBOR Rate Loans with the interest rate varying from LIBOR plus 100 basis points to LIBOR plus 225 basis points, in each case depending upon the ratio of the Company’s Funded Debt to EBITDA and the composition of collateral provided. The Loans under the Credit Agreement are payable in full on the last day of the Term.

The Credit Agreement contains certain financial covenants and restrictions on indebtedness, business combinations and other related items. The Company was in compliance with all covenants of the amended Credit Agreement as of March 31, 2008. As of March 31, 2008, the Company had no borrowings under the Credit Agreement.

Long-term liabilities consist primarily of a post retirement obligation to a former CEO of the Company. The long-term balance of this obligation was $1,050 and $1,091 as of March 31, 2008 and 2007, respectively.

11.	ADVERTISING AND MEDIA COSTS

Advertising costs for the years ended March 31, 2008, 2007 and 2006 were $3,884, $3,683, and $4,771, respectively. Deferrals of direct response advertising were not material.

12.	COMMITMENTS

Lease Commitments:

Rent expense under all operating leases was $1,148, $1,061, and $606, for the years ended March 31, 2008, 2007 and 2006, respectively. The future minimum rental payments to be made under non-cancelable operating leases, principally for facilities, as of March 31, 2008 were as follows:

Years Ending March 31,
2009	$1,231
2010	1,297
2011	1,143
2012	1,109
2013	1,135

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

Restricted Stock Plan and Unearned Portion of Common Stock Issued for Services:

The Company’s 2005 Restricted Stock Plan provides for the grant of shares of common stock for services. The shares are subject to a restriction on transfer, which requires the holder to remain employed by the Company for up to three years in order to receive the shares. As of March 31, 2008, there were a total of 36,075 shares of common stock available for distribution under both the 2005 Restricted Stock Plan and the prior plan. For the year ended March 31, 2008, 7,950 shares of restricted stock were issued under the 2005 Restricted Stock Plan.

Employee Stock Options:

Under the Company’s 2005 Stock Option Plan (the “2005 Plan”), 1,500,000 shares of common stock have been reserved for issuance. The Plan authorizes the Company to grant options to purchase shares of common stock to key employees, consultants and outside directors of the Company.

The 2005 Plan provides for granting of options to purchase shares of common stock at not less than the fair market value on the date of grant. An option may not be granted for a period in excess of ten years from the date of grant. Options are not transferable by the optionee other than upon death. Under the terms of the 2005 Plan, an employee may deliver shares of common stock as payment for options being exercised. The shares are valued at the closing price on the date of exercise. As of March 31, 2008, 1,061,572 shares remained available for grant under the 2005 Plan.

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

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes model incorporates assumptions as to dividend yield, volatility, an appropriate risk-free interest rate and the expected life of the option. Many of these assumptions require management’s judgment. The Company’s volatility is based upon historical volatility of the Company’s stock. The results of operations for the year ended March 31, 2008 include non-cash compensation expense of approximately $175 for the amortization of stock option expense.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options granted during the years ended March 31, 2008, 2007, and 2006, respectively: annual dividends of $0.00 for all years, expected volatility of 42.0%, 42.0% and 52.6%, risk free interest rate of 4.0%, 4.7% and 4.4% and expected life of between 5 and 6.25 years for all grants. The number of shares granted, the weighted-average exercise price and weighted average fair value of the stock options granted during the years ended March 31, 2008, 2007, and 2006 were as follows:

	Number of Shares Granted	Weighted- Average Exercise Price	Weighted- Average Fair Value
Year ended March 31, 2006
Exercise price equals market value	355,802	$3.82	$1.93
Year ended March 31, 2007
Exercise price equals market value	105,995	$2.10	$0.95
Year ended March 31, 2008
Exercise price equals market value	472,178	$3.44	$1.62

The following table summarizes the changes in options outstanding and the related price ranges for shares of common stock:

	Stock Options
	Shares	Weighted Average Exercise Price
Outstanding at March 31, 2005	2,626,243	5.05
Granted	355,802	3.82
Exercised	(75,274)	2.41
Expired or cancelled	(132,392)	10.37

Outstanding at March 31, 2006	2,774,379	4.71
Granted	105,995	2.10
Exercised	(2,700)	1.20
Expired or cancelled	(226,428)	7.16

Outstanding at March 31, 2007	2,651,246	4.40
Granted	472,178	3.44
Exercised	(39,325)	1.40
Expired or cancelled	(321,209)	7.20

Outstanding at March 31, 2008	2,762,890	3.95

Outstanding options by plan:
1988 Plan	235,471
1998 Plan	2,038,991
2005 Plan	438,428
Outside of Plan	50,000
Options available for grant under the 2005 Plan	1,061,572
Options available for grant under the 1998 Plan	461,009
No options were available for grant under the 1988 Plan	—

The following table summarizes information about stock options outstanding at March 31, 2008:

	Options outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.20 – $ 1.80	366,212	4.11	$1.45	364,712	$1.44
2.00 – 2.80	364,294	5.75	$2.53	320,544	$2.53
2.95 – 3.78	518,368	5.85	$3.42	369,690	$3.55
3.80 – 3.97	710,642	6.88	$3.82	461,493	$3.82
4.00 – 4.88	285,608	2.65	$4.26	285,608	$4.24
5.63 – 7.50	409,000	1.44	$6.79	409,000	$6.68
8.50 – 10.13	72,766	1.36	$8.98	72,766	$8.95
11.00 – 14.88	36,000	0.45	$11.49	36,000	$11.47

$ 1.20 – $14.88	2,762,890			2,319,813

Options exercisable and the weighted average exercise price at March 31, 2007 and March 31, 2006, were 2,508,002 options and $4.51, and 2,724,379 options and $4.72 respectively.

14.	INCOME TAXES

The components of the net deferred income tax asset are the following:

	March 31,
	2008	2007
US loss carry forward—Franklin	$12,491	$13,325
Inventory valuation allowances	458	570
Trademark Impairment charge, net of prior amortization	1,160	1,530
Gain on sale of headquarters building	1,371	1,541
Other items (taxable) deductible in future years—net	1,420	982

	16,900	17,948
Deferred income tax valuation allowance	11,200	12,248

	$5,700	$5,700

Deferred income taxes result from temporary differences between income tax and financial reporting computed at the effective income tax rate. A valuation allowance has been provided to reduce the deferred income tax asset to the amount which is expected more likely than not to be realized.

The income tax provision consists of the following:

	Year ended March 31,
	2008	2007	2006
Federal	$41	$(18)	$9
State	(14)	24	53
Foreign	210	62	30

	$237	$68	$92

The reconciliation of income taxes shown in the financial statements and amounts computed by applying the Federal income tax rate of 35% for the years ended March 31, 2008, 2007 and 2006 is as follows:

	Year Ended March 31,
	2008	2007	2006
Income (loss) before income taxes	$2,772	$(3,112)	$2,104

Computed expected tax	970	(1,089)	736
Effect of non-deductible expenses	70	20	20
Income tax expense	41	(18)	9
Foreign tax provision	210	62	30
State tax provision	(14)	24	53
Change in valuation allowance	(1,040)	1,069	(756)

Provision for income taxes	$237	$68	$92

Effective April 1, 1997, the Company filed elections with the Internal Revenue Service to treat most of its foreign subsidiaries as divisions of the parent for U.S. income tax reporting.

The loss carry forward and expiration date are as follows:

	Amount	Expiration Date
United States	$33,000	2019 -2027

15.	SEGMENT AND GEOGRAPHIC INFORMATION

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

Year ended March 31, 2008	North America	Europe	Other International	Other Domestic	Corporate	Consolidated
Sales	$32,066	$18,422	$5,663	$930	$—	$57,081
Other operating revenue	—	—	—	—	3,500	3,500
Cost of sales	15,591	8,158	2,965	83	1,863	28,660

Gross margin	16,475	10,264	2,698	847	1,637	31,921
Operating expenses:
Sales and marketing	8,734	4,027	1,320	448	2,315	16,844
Research and development	—	—	63	400	3,088	3,551
General and administrative	1,085	1,023	363	(14)	5,974	8,431

Total expense	9,819	5,050	1,746	834	11,377	28,826
Operating income	$6,656	$5,214	$952	$13	$(9,740)	$3,095

Year ended March 31, 2007	North America	Europe	Other International	Other Domestic	Corporate	Consolidated
Sales	$31,698	$13,815	$5,836	$864	$—	$52,213
Cost of sales	15,202	6,029	2,945	148	3,997	28,321

Gross margin	16,496	7,786	2,891	716	(3,997)	23,892
Operating expenses:
Sales and marketing	8,621	3,402	1,395	211	2,251	15,880
Research and development	—	—	180	296	3,925	4,401
General and administrative	711	806	366	86	4,867	6,836

Total expense	9,332	4,208	1,941	593	11,043	27,117
Operating income	$7,164	$3,578	$950	$123	$(15,040)	$(3,225)

Year ended March 31, 2006	North America	Europe	Other International	Other Domestic	Corporate	Consolidated
Sales	$36,904	$12,989	$5,036	$4,693	$—	$59,622
Cost of sales	17,874	6,114	2,457	1,242	1,918	29,605

Gross margin	19,030	6,875	2,579	3,451	(1,918)	30,017
Operating expenses:
Sales and marketing	10,531	3,190	1,494	65	1,885	17,165
Research and development	—	—	—	233	4,264	4,497
General and administrative	561	676	464	—	5,147	6,848

Total expense	11,092	3,866	1,958	298	11,296	28,510
Operating income	$7,938	$3,009	$621	$3,153	$(13,214)	$1,507

For the fiscal years ended March 31, 2008, 2007 and 2006, no customer accounted for more than 10% of the Company’s revenues.

For the fiscal year ended March 31, 2008 three suppliers accounted for more than 10% of the Company’s purchases of its inventory. The three suppliers individually accounted for 29%, 28% and 13% of inventory purchases. For the fiscal year ended March 31, 2007 four suppliers accounted for more than 10% of the Company’s purchases of its inventory. The four suppliers individually accounted for 27%, 23%, 14% and 11% of inventory purchases. For the fiscal year ended March 31, 2006 two suppliers accounted for more than 10% of the Company’s purchases of its inventory. The two suppliers individually accounted for 31% and 21% of inventory purchases

KREUTZFELDT ELECTRONIC PUBLISHING GMBH

On July 25, 2006, the Company entered into a Share Sale and Transfer Agreement (the “Share Agreement”) and Earn Out Agreement (the “Earn Out Agreement”) with Kreutzfeldt Electronic Publishing GmbH, a limited liability company incorporated under the laws of Germany (“Kreutzfeldt”), to purchase 100% of the outstanding shares of Kreutzfeldt for a cash purchase price of €500 (approximately $629) subject to an additional payment by the Company of up to €1,550 (approximately $1,950) based upon Kreutzfeldt earnings from April 1, 2007 through March 31, 2017. The additional payments pursuant to the Earn Out Agreement will be 50% in cash and 50% in common stock of the Company, until the proportion of cash to stock as determined by the total consideration paid (including the initial purchase price) consists of 75% cash and 25% common stock. Thereafter, the additional payments will be 75% in cash and 25% in common stock. For the fiscal year ended March 31, 2008 no additional payments were made.

JOINT VENTURE AGREEMENT

During the quarter ended September 30, 2006 the Company entered into a joint venture relationship with Keysbond Ltd. of Hong Kong, an electronics development and manufacturing concern, under which the Company and Keysbond have incorporated and jointly own Embedded Linguistic Solutions (HK) Ltd., a new software development company based in Hong Kong. The Company expects that a portion of its software development work for each of its respective products will be undertaken by the new joint venture company. The agreement obligates the Company to make certain minimum purchases from Keysbond during the term of the agreement, including minimum purchases of $4,500 during the first year of the agreement. Subsequent minimums are based on 7.5% of the Company’s net sales for the preceding year. For the twelve months ended March 31, 2007 and 2008, the Company purchased approximately $5,110 and $5,838, respectively, of product from Keysbond, meeting the minimum purchase requirement in both years. If the minimum purchases are not attained, the Company will pay to Keysbond a penalty of 10% of any shortfall. However, the agreement provides for a cure period in the year succeeding any shortfall if the purchases in the succeeding year exceed that year’s guaranty. The Company has contracted with Keysbond for development and manufacturing services since 2001. The joint venture is accounted for by the Company under the equity method of accounting.

16.	VALUATION AND RESERVE ACCOUNTS

Franklin Electronic Publishers, Incorporated

Valuation and Reserve Accounts

For the years ended March 31, 2008, 2007 and 2006

(in thousands)

	Balance at Beginning of Period	Charges to Revenue or Expenses	Deductions		Balance at End of Period
Allowance for Bad Debts:
Year ended March 31, 2008	$306	$551	$208	(1)	$649
Year ended March 31, 2007	$280	$121	$95	(1)	$306
Year ended March 31, 2006	$456	$20	$196	(1)	$280
Allowance for Sales Returns:
Year ended March 31, 2008	$655	$2,509	$2,664	(2)	$500
Year ended March 31, 2007	$1,116	$3,199	$3,660	(2)	$655
Year ended March 31, 2006	$597	$2,937	$2,418	(2)	$1,116
Allowance for Mark Downs:
Year ended March 31, 2008	$418	$359	$516	(3)	$261
Year ended March 31, 2007	$40	$886	$508	(3)	$418
Year ended March 31, 2006	$53	$198	$211	(3)	$40

Notes:

(1)	Write-offs of Accounts Receivable net of recoveries.
(2)	Return offset against provision.
(3)	Mark Downs offset against provision.

17.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact, if any, of SFAS 157 on its financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of SFAS No. 115”. SFAS 159 which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurements attributes the Company elects for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. The Company does not believe that SFAS No. 159 will have a material impact on its financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combination” (“SFAS 141(R)). SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This statement is effective for fiscal years beginning after December 15, 2008. The Company does not believe that SFAS No. 141(R) will have a material impact on its financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest In Consolidated Financial Statements” (SFAS 160). SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. This statement is effective for fiscal years beginning after December 15, 2008. The Company does not believe that SFAS No. 160 will have a material impact on its financial position, results of operations, or cash flows.

18.	SUMMARIZED QUARTERLY FINANCIAL DATA

	Quarter Ended
	June 30	September 30	December 31	March 31
Fiscal 2008
Net sales	$13,675	$14,980	$17,044	$11,382
Other operating revenue	—	3,000	—	500

Total Revenue	13,675	17,980	17,044	11,882
Gross margin	6,797	10,069	8,524	6,531
Net income (loss)	68	2,782	741	(1,056)
Net income (loss) per common share:
Basic	.01	.34	.09	(0.13)
Diluted	.01	.33	.09	(0.13)
Fiscal 2007
Net sales	$11,785	$12,276	$17,179	$10,973
Gross margin	5,322	5,536	8,111	4,923
Net income (loss)	(1,039)	(898)	393	(1,636)
Net income (loss) per common share:
Basic	(0.13)	(0.11)	.05	(0.20)
Diluted	(0.13)	(0.11)	.05	(0.20)
Fiscal 2006
Net sales	$17,652	$13,898	$17,894	$10,178
Gross margin	8,598	6,743	9,989	4,687
Net income (loss)	898	124	1,995	(1,005)
Net income (loss) per common share:
Basic	.10	.02	.23	(0.12)
Diluted	.09	.01	.22	(0.12)

19.	SUBSEQUENT EVENT

In May 2008, the Company eliminated 10 percent of its U.S. workforce in an effort to reduce operating expenses. These cuts impacted certain areas that will reflect the Company’s goal to increase efficiencies and bottom line profitability. As of March 31, 2008, no associated costs have been recorded to reflect the reduction in the US workforce.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A(T).	CONTROLS AND PROCEDURES

As of March 31, 2008 (the end of the period covered by this report), our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Our senior management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has evaluated the effectiveness of its internal control over financial reporting as of March 31, 2008 based on the criteria set forth in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, we have concluded that, as of March 31, 2008, our internal control over financial reporting is effective based on those criteria.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting of the Company. Our management report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

No change occurred in our internal controls concerning financial reporting during the fourth quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

NONE

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a code of ethics that applies to our chief executive officer and chief financial officer, our principal executive officer and principal financial officer, respectively, and all of our other financial executives. We have also adopted a code of ethics applicable to all employees, officers and directors. We make both our codes of ethics available free of charge through our internet website, www.franklin.com. We will disclose on our website amendments to or waivers from our code of ethics in accordance with all applicable laws and regulations.

Information called for by Item 10 is set forth under the heading “Election of Directors” in our Proxy Statement for our 2008 annual meeting of stockholders (the “2008 Proxy Statement”), which is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information called for by Item 11 is set forth under the heading “Executive Compensation” in the 2008 Proxy Statement, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of March 31, 2008, including our 1988 Stock Option Plan, our 1998 Stock Option Plan, as amended and restated, our 2005 Stock Option Plan, our Restricted Stock Plan, as amended and restated, our 2005 Restricted Stock Plan and various stock option agreements to which we are a party.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,712,890	$3.96	1,097,647	(2)
Equity compensation plans not approved by security holders(1)	50,000	$4.00	—

Total	2,762,890	$3.95	1,097,647

(1)	Pursuant to a Stock Option Agreement entered into between the Company and Arnold D. Levitt. In July 1999, in connection with the hiring of Arnold D. Levitt, our former Senior Vice President, we entered into a Stock Option Agreement pursuant to which we granted Mr. Levitt a ten year option to purchase 50,000 shares of common stock at an exercise price of $4.00 per share, the fair market value of the common stock on the date of grant. On November 12, 2007, Arnold D. Levitt retired from Franklin. Options granted under this Stock Option Agreement have fully vested and will expire two years from his retirement date.
(2)	We maintain a Restricted Stock Plan, as amended and restated, and a 2005 Restricted Stock Plan, which provide for the grant of shares of common stock for services. The shares are subject to a restriction on transfer which requires the holder to remain employed by the Company for up to three years in order to receive the shares. As of March 31, 2008, 36,075 shares of common stock were available for future issuance under the restricted stock plans and 1,061,572 shares of common stock were available for issuance under our stock option plans.

Additional information called for by Item 12 is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2008 Proxy Statement, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information called for by Item 13 is set forth under the heading “Certain Relationships and Related Transactions” and “Director Independence” in the 2008 Proxy Statement, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information called for by Item 14 is set forth under the heading “Principal Accountant Fees and Services” in the 2008 Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial statements and schedules filed as a part of this report are listed on the “Index to Financial Statements” contained herein. All other schedules are omitted because (i) they are not required under the instructions, (ii) they are inapplicable or (iii) the information is included in the financial statements.

(2) Financial Statement Schedules

Schedule	Description	Page
II	Valuation and Reserve Accounts, Three Years ended March 31, 2008	37

(b) Exhibits

EXHIBITS

EXHIBITS NO.
3.01	—	Certificate of Incorporation of Franklin (Incorporated by reference to Exhibit 3.01 to Registration Statement on Form S-1, File No. 3-6612 (the “Company’s 1986 S-1 Registration Statement”))

3.02	—	Articles of Amendment to the Certificate of Incorporation of Franklin (Incorporated by reference to Exhibit 3.02 to the Company’s 1990 report on Form 10-K for the year ended March 31, 1990 (the “Company’s 1990 10-K”))

3.03	—	Articles of Amendment to the Certificate of Incorporation of Franklin (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 8-A, as amended, filed on October 31, 2003)

3.04	—	Amended and Restated Statement of Rights and Preferences of Series A 10% Convertible Preferred Stock (Incorporated by reference to the Exhibit to the Company’s Report on Form 8-K filed May 23, 2001)

3.05	—	By-laws of Franklin (Incorporated by reference to Exhibit 3.02 to the Company’s 1986 S-1 Registration Statement)

3.06	—	Amendment to By-laws of Franklin (Incorporated by reference to Exhibit A to the Company’s Proxy Statement relating to the 1987 Annual Meeting of Shareholders)

3.07	—	Amendment to By-laws of Franklin (Incorporated by reference to Exhibit 3.05 to the Company’s 1990 Form 10-K)

3.08	—	Amendment to By-laws of Franklin (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 14, 2007)

10.01	—	Standard form of Sales Representative Agreement (Incorporated by reference to Exhibit 10.07 to the Company’s 1986 S-1 Registration Statement)

10.02**	—	Franklin Restricted Stock Plan, as amended (Incorporated by reference to Exhibit 10.13 to the Company’s report on Form 10-K for the year ended March 31, 1987)

10.03**	—	Franklin Stock Option Plan as Amended and Restated effective as of July 24, 1996 (Incorporated by reference to the Company’s Proxy Statement relating to the 1996 Annual Meeting of Shareholders)

10.04**	—	Franklin Stock Option Plan as Amended and Restated effective July 20, 2001 (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 filed on August 27, 2001)

10.05**	—	Stock Option Agreement dated July 28, 1999 between the Company and Arnold D. Levitt (Incorporated by reference to Exhibit 4(e) to the Company’s Registration Statement on form S-8 filed on December 14, 1999)

10.06**	—	Stock Option Agreement dated April 8, 2002 between the Company and Andrew Horsfall (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on June 29, 2005)

10.07**	—	Stock Option Agreement dated August 12, 2002 between the Company and Kurt A. Goszyk (Incorporated by reference to Exhibit 10.07 to the Company’s Annual Report on Form 10-K filed on June 29, 2004)

EXHIBITS NO.
10.08	—	Revolving Credit and Security Agreement by and among the Company, Franklin Electronic Publishers (Europe) LTD., Franklin Electronic Publishers (Deutschland) GMBH and PNC Bank, National Association, dated December 7, 2004. (Incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q filed on February 14, 2005)

10.09**	—	Bonus Plan (Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 26, 2005)

10.10	—	Framework for Technology Agreement by and between Amazon.com, Inc. and the Company dated March 30, 2005 (Incorporated by reference to the Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on June 29, 2005)

10.11**	—	Amendment dated January 1, 2005 to Stock Option Agreement dated August 12, 2002 between the Company and Kurt A. Goszyk (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on June 29, 2005)

10.12**	—	2005 Stock Option Plan (Incorporated by reference to the Company’s Proxy Statement relating to the 2005 Annual Meeting of Shareholders)

10.13**	—	2005 Restricted Stock Plan (Incorporated by reference to the Company’s Proxy Statement relating to the 2005 Annual Meeting of Shareholders)

10.14	—	Agreement of sale, dated as of November 14, 2005 between the Company and Berk-Cohen Associates Investment Co., LLC (Incorporated by reference to the Company’s Current Report of Form 8-K filed on January 24, 2006)

10.15	—	Lease dated as of January 18, 2006 between Berk and Berk, at Franklin Plaza, a Limited Liability Company and the Company (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 24, 2006)

10.16	—	Share Sale and Transfer Agreement among Hans Kreutzfeldt, Nina Kreutzfeldt, Simon Kreutzfeldt and Franklin Electronic Publishers, Incorporated dated as of July 25, 2006. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 14, 2006)

10.17	—	Earn Out Agreement among Hans Kreutzfeldt, Nina Kreutzfeldt, Simon Kreutzfeldt and Franklin Electronic Publishers, Incorporated dated as of July 25, 2006. (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 14, 2006)

10.18**	—	Amendment of Contract of Employment between Franklin Electronic Publishers (Deutschland) GmbH and Walter Schillings dated June 19, 2006. (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on August 14, 2006)

10.19	—	Amendment to Loan Documents by and between the Company, Franklin Electronic Publishers (Europe) LTD., Franklin Electronic Publishers (Deutschland) GMBH and PNC Bank, National Association, dated December 22, 2006. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on February 14, 2007)

10.20	—	Termination and Release Agreement, dated as of June 30, 2007, between Seiko Instruments, Inc. and Franklin Electronic Publishers, Inc., together with Exhibits A, B and C thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007)

10.21**	—	Employment letter for the appointment of Frank Musto as Chief Financial Officer, Treasurer and Secretary of the Company effective September 4, 2007. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007)

EXHIBITS NO.
10.22**	—	Employment letter for the appointment of Toshihide Hokari as Vice President, Chief Corporate Development Officer of the Company. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007)

10.23	—	Amendment to the Revolving Credit and Security Agreement dated December 7, 2007 between PNC Bank, National Association and Franklin Electronic Publishers, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 12, 2008)

10.24+	—	Amendment to the Revolving Credit and Security Agreement dated March 4, 2008 between PNC Bank, National Association and Franklin Electronic Publishers, Inc.

10.25+	—	Amendment to the Revolving Credit and Security Agreement dated May 6, 2008 between PNC Bank, National Association and Franklin Electronic Publishers, Inc.

10.26+	—	Amendment to the Revolving Credit and Security Agreement dated May 19, 2008 between PNC Bank, National Association and Franklin Electronic Publishers, Inc.

21.1+	—	List of Subsidiaries of the Company

23.1+	—	Consent of Independent Registered Public Accounting Firm

31.1+	—	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	—	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1++	—	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2++	—	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(c) of this report.
+	Filed herewith
++	Furnished herewith

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

Dated:	June 26, 2008	By:	/S/ BARRY J. LIPSKY
Barry J. Lipsky
President and Chief Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date

/S/ BARRY J. LIPSKY	President, Chief Executive Officer and Director	June 26, 2008
Barry J. Lipsky	(Principal Executive Officer)

/S/ FRANK A. MUSTO	Vice President, Chief Financial Officer, Treasurer and Secretary	June 26, 2008
Frank A. Musto	(Principal Financial and Accounting Officer)

/s/ EDWARD H. COHEN	Director	June 23. 2008
Edward H. Cohen

/s/ LEONARD M. LODISH	Director	June 25, 2008
Leonard M. Lodish

/S/ JAMES MEISTER	Director	June 23, 2008
James Meister

/S/ HOWARD L. MORGAN	Director	June 23, 2008
Howard L. Morgan

/S/ JERRY R. SCHUBEL	Director	June 23, 2008
Jerry R. Schubel

/s/ JAMES H. SIMONS	Director	June 24, 2008
James H. Simons

/S/ WILLIAM H. TURNER	Director	June 24, 2008
William H. Turner

EXHIBITS INDEX

EXHIBITS NO.
3.01	—	Certificate of Incorporation of Franklin (Incorporated by reference to Exhibit 3.01 to Registration Statement on Form S-1, File No. 3-6612 (the “Company’s 1986 S-1 Registration Statement”))

3.02	—	Articles of Amendment to the Certificate of Incorporation of Franklin (Incorporated by reference to Exhibit 3.02 to the Company’s 1990 report on Form 10-K for the year ended March 31, 1990 (the “Company’s 1990 10-K”))

3.03	—	Articles of Amendment to the Certificate of Incorporation of Franklin (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 8-A, as amended, filed on October 31, 2003)

3.04	—	Amended and Restated Statement of Rights and Preferences of Series A 10% Convertible Preferred Stock (Incorporated by reference to the Exhibit to the Company’s Report on Form 8-K filed May 23, 2001)

3.05	—	By-laws of Franklin (Incorporated by reference to Exhibit 3.02 to the Company’s 1986 S-1 Registration Statement)

3.06	—	Amendment to By-laws of Franklin (Incorporated by reference to Exhibit A to the Company’s Proxy Statement relating to the 1987 Annual Meeting of Shareholders)

3.07	—	Amendment to By-laws of Franklin (Incorporated by reference to Exhibit 3.05 to the Company’s 1990 Form 10-K)

3.08	—	Amendment to By-laws of Franklin (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 14, 2007)

10.01	—	Standard form of Sales Representative Agreement (Incorporated by reference to Exhibit 10.07 to the Company’s 1986 S-1 Registration Statement)

10.02**	—	Franklin Restricted Stock Plan, as amended (Incorporated by reference to Exhibit 10.13 to the Company’s report on Form 10-K for the year ended March 31, 1987)

10.03**	—	Franklin Stock Option Plan as Amended and Restated effective as of July 24, 1996 (Incorporated by reference to the Company’s Proxy Statement relating to the 1996 Annual Meeting of Shareholders)

10.04**	—	Franklin Stock Option Plan as Amended and Restated effective July 20, 2001 (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 filed on August 27, 2001)

10.05**	—	Stock Option Agreement dated July 28, 1999 between the Company and Arnold D. Levitt (Incorporated by reference to Exhibit 4(e) to the Company’s Registration Statement on form S-8 filed on December 14, 1999)

10.06**	—	Stock Option Agreement dated April 8, 2002 between the Company and Andrew Horsfall (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on June 29, 2005)

10.07**	—	Stock Option Agreement dated August 12, 2002 between the Company and Kurt A. Goszyk (Incorporated by reference to Exhibit 10.07 to the Company’s Annual Report on Form 10-K filed on June 29, 2004)

EXHIBITS NO.
10.08	—	Revolving Credit and Security Agreement by and among the Company, Franklin Electronic Publishers (Europe) LTD., Franklin Electronic Publishers (Deutschland) GMBH and PNC Bank, National Association, dated December 7, 2004. (Incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on
Form 10-Q filed on February 14, 2005)

10.09**	—	Bonus Plan (Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 26, 2005)

10.10	—	Framework for Technology Agreement by and between Amazon.com, Inc. and the Company dated March 30, 2005 (Incorporated by reference to the Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on June 29, 2005)

10.11**	—	Amendment dated January 1, 2005 to Stock Option Agreement dated August 12, 2002 between the Company and Kurt A. Goszyk (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on June 29, 2005)

10.12**	—	2005 Stock Option Plan (Incorporated by reference to the Company’s Proxy Statement relating to the 2005 Annual Meeting of Shareholders)

10.13**	—	2005 Restricted Stock Plan (Incorporated by reference to the Company’s Proxy Statement relating to the 2005 Annual Meeting of Shareholders)

10.14	—	Agreement of sale, dated as of November 14, 2005 between the Company and Berk-Cohen Associates Investment Co., LLC (Incorporated by reference to the Company’s Current Report of Form 8-K filed on January 24, 2006)

10.15	—	Lease dated as of January 18, 2006 between Berk and Berk, at Franklin Plaza, a Limited Liability Company and the Company (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 24, 2006)

10.16	—	Share Sale and Transfer Agreement among Hans Kreutzfeldt, Nina Kreutzfeldt, Simon Kreutzfeldt and Franklin Electronic Publishers, Incorporated dated as of July 25, 2006. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 14, 2006)

10.17	—	Earn Out Agreement among Hans Kreutzfeldt, Nina Kreutzfeldt, Simon Kreutzfeldt and Franklin Electronic Publishers, Incorporated dated as of July 25, 2006. (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 14, 2006)

10.18**	—	Amendment of Contract of Employment between Franklin Electronic Publishers (Deutschland) GmbH and Walter Schillings dated June 19, 2006. (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on August 14, 2006)

EXHIBITS NO.
10.19	—	Amendment to Loan Documents by and between the Company, Franklin Electronic Publishers (Europe) LTD., Franklin Electronic Publishers (Deutschland) GMBH and PNC Bank, National Association, dated December 22, 2006. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on February 14, 2007)

10.20	—	Termination and Release Agreement, dated as of June 30, 2007, between Seiko Instruments, Inc. and Franklin Electronic Publishers, Inc., together with Exhibits A, B and C thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007)

10.21**	—	Employment letter for the appointment of Frank Musto as Chief Financial Officer, Treasurer and Secretary of the Company effective September 4, 2007. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007)

10.22**	—	Employment letter for the appointment of Toshihide Hokari as Vice President, Chief Corporate Development Officer of the Company. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007)

10.23	—	Amendment to the Revolving Credit and Security Agreement dated December 7, 2007 between PNC Bank, National Association and Franklin Electronic Publishers, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 12, 2008)

10.24+	—	Amendment to the Revolving Credit and Security Agreement dated March 4, 2008 between PNC Bank, National Association and Franklin Electronic Publishers, Inc.

10.25+	—	Amendment to the Revolving Credit and Security Agreement dated May 6, 2008 between PNC Bank, National Association and Franklin Electronic Publishers, Inc.

10.26+	—	Amendment to the Revolving Credit and Security Agreement dated May 19, 2008 between PNC Bank, National Association and Franklin Electronic Publishers, Inc.

21.1+	—	List of Subsidiaries of the Company

23.1+	—	Consent of Independent Registered Public Accounting Firm

31.1+	—	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	—	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1++	—	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2++	—	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(c) of this report.
+	Filed herewith
++	Furnished herewith