Form 10-Q
period 2008-06-30
FRANKLIN ELECTRONIC PUBLISHERS INC
filed 2008-08-14
CIK 356841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

NUMBER OF SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE

OUTSTANDING AS OF AUGUST 1, 2008: 8,268,621

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2008	March 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,444	$11,824
Accounts receivable, less allowance for doubtful accounts of $353 and $649	7,888	6,100
Inventories	10,384	9,262
Prepaids and other assets	1,093	1,017

TOTAL CURRENT ASSETS	28,809	28,203

PROPERTY AND EQUIPMENT	1,032	1,167

OTHER ASSETS:
Deferred income tax asset	5,700	5,700
Trademark and goodwill	2,839	2,265
Software development costs	1,962	2,052
Other assets	2,169	2,531

TOTAL OTHER ASSETS	12,670	12,548

TOTAL ASSETS	$42,511	$41,918

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$9,777	$7,896
Current portion of long-term liabilities - Other	126	103

TOTAL CURRENT LIABILITIES	9,903	7,999

OTHER LIABILITIES	1,067	1,219
DEFERRED REVENUE	364	451
DEFERRED GAIN ON SALE AND LEASEBACK	3,475	3,587
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value, authorized 50,000,000 shares, issued and outstanding, 8,270,196 and 8,265,196 shares	83	83
Additional paid in capital	51,059	50,978
Retained earnings (deficit)	(23,247)	(22,084)
Foreign currency translation adjustment	(193)	(315)

TOTAL SHAREHOLDERS’ EQUITY	27,702	28,662

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$42,511	$41,918

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except for per share data)

(unaudited)

	Three Months Ended June 30,
	2008	2007
SALES	$11,993	$13,675

COST OF SALES	6,129	6,878

GROSS MARGIN	5,864	6,797

EXPENSES:
Sales and marketing	3,559	4,048
Research and development	980	924
General and administrative	1,684	1,675
Severance	348

Total operating expenses	6,571	6,647

OPERATING INCOME (LOSS)	(707)	150

Interest income, net	6	44
Loss on Investment	(370)
Other, net	(41)	(118)

INCOME (LOSS) BEFORE INCOME TAXES	(1,112)	76
INCOME TAX PROVISION	51	8

NET INCOME (LOSS)	(1,163)	68

INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.14)	$0.01

Diluted	$(0.14)	$0.01

WEIGHTED AVERAGE COMMON SHARES:
Basic	8,270	8,218

Diluted	8,380	8,403

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except for share data)

					Accumulated Other Comprehensive Income *	Total Shareholders’ Equity

	Common Stock		Additional Paid in Capital	Retained Earnings
	Shares	Amount
BALANCE - MARCH 31, 2008	8,265,196	$83	$50,978	$(22,084)	$(315)	$28,662
Amortization of deferred compensation expense for shares and options issued for services			75			75
Issuance of common shares under employee stock option plan	5,000		6			6
Income for the period				(1,163)		(1,163)
Foreign currency translation adjustment					122	122

BALANCE - JUNE 30, 2008 (unaudited)	8,270,196	$83	$51,059	$(23,247)	$(193)	$27,702

*	Comprehensive income, i.e., net income (loss), plus, or less, the change in foreign currency balance sheet translation adjustments, totaled ($1,041) for the three months ended June 30, 2008.

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$(1,163)	$68
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Depreciation and amortization	715	850
Provision for losses on accounts receivable	32	39
Loss on disposal of property and equipment	—	1
Non Cash Compensation	75	56
Source (use) of cash from change in operating assets and liabilities:
Accounts receivable	(1,819)	(2,853)
Inventories	(1,122)	(3,728)
Prepaids and other assets	(76)	(146)
Accounts payable and accrued expenses	1,311	3,964
Deferred revenue	(86)	(81)
Other, net	(1)	(5)

NET CASH USED IN OPERATING ACTIVITIES	(2,134)	(1,835)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(41)	(183)
Proceeds from sale of property and equipment	—	12
Software development costs	(255)	(255)
Short term investments	—	(17)
Change in other assets	(52)	(96)

NET CASH USED IN INVESTING ACTIVITIES	(348)	(539)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	6	3
Other liabilities	(27)	(34)

NET CASH USED IN FINANCING ACTIVITIES	(21)	(31)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	123	98

DECREASE IN CASH AND CASH EQUIVALENTS	(2,380)	(2,307)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,824	6,314

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,444	$4,007

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands)

Reference is made to the financial statements included in the Company’s Annual Report (Form 10-K) filed with the Securities and Exchange Commission for the year ended March 31, 2008.

The financial statements for the periods ended June 30, 2008 and 2007 are unaudited and include all adjustments necessary to a fair presentation of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full year.

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

Quarter ended June 30, 2008	North America	Europe	Other International	Other Domestic	Corporate	Consolidated
Sales	$6,618	$3,992	$1,252	$131	$—	$11,993
Cost of sales	3,137	1,805	557	28	602	6,129

Gross margin	3,481	2,187	695	103	(602)	5,864
Operating expenses:
Sales and marketing	1,707	836	231	100	685	3,559
Research and development	—	—	—	103	877	980
General and administrative	59	284	105	—	1,236	1,684
Severance	154	—	—	—	194	348

Total expense	1,920	1,120	336	203	2,992	6,571
Operating income (loss)	$1,561	$1,067	$359	$(100)	$(3,594)	$(707)

Quarter ended June 30, 2007	North America	Europe	Other International	Other Domestic	Corporate	Consolidated
Sales	$8,142	$4,052	$1,217	$264	$—	$13,675
Cost of sales	3,964	1,841	636	26	411	6,878

Gross margin	4,177	2,211	581	238	(411)	6,797
Operating expenses:
Sales and marketing	2,123	941	347	103	534	4,048
Research and development	—	—	—	60	864	924
General and administrative	172	228	95	—	1,180	1,675

Total expense	2,295	1,169	442	163	2,578	6,647

Quarter ended June 30, 2007	North America	Europe	Other International	Other Domestic	Corporate	Consolidated
Operating income (loss)	$1,882	$1,042	$139	$75	$(2,989)	$150

For the three months ended June 30, 2008 and June 30, 2007 no customer accounted for more than 10% of the Company’s revenue.

For the quarter ended June 30, 2008, three suppliers each accounted for more than 10% of the Company’s purchases of inventory. The three suppliers individually accounted for 39%, 27% and 14% of inventory purchases.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands)

For the quarter ended June 30, 2007, three suppliers accounted for more than 10% of the Company’s purchases of inventory. The three suppliers individually accounted for 27%, 26% and 16% of inventory purchases.

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

The results of operations for the three months ended June 30, 2008 include non-cash compensation expense of approximately $75 for the amortization of stock option expense.

ADOBE SYSTEMS INCORPORATED CONTRACT RENEWAL

On August 6, 2008 our Proximity Technology Division (“Proximity”) announced that Adobe Systems, Inc. (“Adobe”), the leading provider of graphic design and publishing software worldwide, has extended the term of its long standing license for four years beginning October 1, 2008 for Proximity’s spelling error detection and correction, hyphenation, and thesaurus software. The Company will recognize revenue of $6.3 million over the initial four year extension. The agreements provide Adobe with a two year renewal option that if exercised would result in recognition of an additional $3.8 million in revenue over the two year extension period.

LEGAL PROCEEDINGS

The Company is subject to litigation from time to time arising in the ordinary course of its business. The Company does not believe that such litigation is likely, individually or in the aggregate, to have a material adverse effect on the financial condition of the Company.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands)

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not believe that SFAS 157 will have a material impact on its financial position, results of operations, or cash flows.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company does not believe that SFAS 161 will have a material impact on its financial positions, results of operations, or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands)

This 2008 Quarterly Report on Form 10-Q may contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Those statements include statements regarding the intent and belief or current expectations of Franklin and its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, the timely availability and acceptance of new electronic books and other electronic products, changes in technology, the successful integration of any acquisitions, the impact of competitive electronic products, the management of inventories, dependence on key licenses, titles and products, dependence on sales to a small group of customers, dependence on third party component suppliers and manufacturers, including those that provide Franklin-specific parts, credit risk and other risks and uncertainties that may be detailed herein, and from time-to-time, in Franklin’s reports filed with the Securities and Exchange Commission. Franklin undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

RESULTS OF OPERATIONS

Overview

For the quarter ended June 30, 2008, net income decreased by $1,231 to a loss of $1,163 from a profit of $68 in the same period last year. The decrease is primarily due to lower sales in our U.S. consumer division partially offset by decreased operating expense of $76 as well as to one time charges totaling $718 relating to separation pay from our cost cutting initiative of $348 earlier in the 2008 quarter and an investment loss of $370 resulting from the liquidation by its sponsor of a short-term fixed income fund.

Three months ended June 30, 2008 compared with three months ended June 30, 2007:

Net Sales

Sales for the quarter ended June 30, 2008 decreased to $11,993 compared to $13,675 for the same quarter last year. Sales in our North American division decreased by $1,524 or 19% primarily due to the slowdown in consumer spending from the declining economic situation in the U.S., a decline by one customer who did not purchase from us in the current quarter and a voluntary reduction of shipments to a significant customer due to credit issues and the unavailability of credit insurance with respect to such customer.

Gross Margin

Gross margin dollars decreased by $933 to $5,864 in the current quarter from $6,797 in the prior year period with $824 attributable to lower year-over-year sales and a decrease in gross margin percentage of 1% accounting for an additional $108.

Operating Expenses

Total operating expenses decreased by $76 to $6,571 in the current quarter from $6,647 in the same period last year. Sales and marketing expenses decreased by $489 to $3,559 (30% of sales) from $4,048 (30% of sales) primarily due to decreased variable marketing, advertising and freight expenses of $436. Consulting fees increased by $77 partially offset by a decrease in shows and exhibitions of $73. Research and development expenses increased by $56 to $980 (8% of sales) from $924 (7% of sales)

last year. The increase resulted from higher outside engineering of $93 partially offset by the reduction of personnel expense of $67. General and administrative expenses increased by $9 to $1,684 (14% of sales) from $1,675 (12% of sales) last year. The increase is due to corporate development expenses of approximately $258 to establish strategic growth initiatives and operational efficiencies and legal fees of $105 partially offset by a reduction in personnel, consulting, temporary labor and overhead allocation expense of $121, $51, $33 and $148 respectively.

In May 2008, we eliminated 10 percent of our U.S. workforce to reduce our operating expenses. These workforce reductions transitioned some U.S. based positions to our Hong Kong facility and outsourced certain others in order to increase efficiencies and bottom line profitability. The current quarter reflects a charge of $348 to cover the associated separation expenses.

Interest Income, net

In the current period net interest income decreased to $6 compared with net interest income of $44 in the prior year period. The decline is due to lower returns on interest bearing accounts as interest rates declined and the mix of investments changed year over year.

Loss on Investment

The current year expense was the result of an investment loss of $370 resulting from the liquidation by its sponsor of a short-term fixed income fund.

Other, net

Other, net was a loss of $41 for the quarter ended June 30, 2008 compared with a loss of $118 in the same period last year. For the current quarter we recorded a small gain of $1 on our program of selling euros at current rates for future settlement compared with a loss of $64 in the same quarter last year. We recorded a loss of $42 on the repatriation of funds from our foreign subsidiaries in the quarter ended June 30, 2008, compared with a loss of $54 in the same period last year.

Net Income

For the quarter ended June 30, 2008, net income decreased by $1,231 to a loss of $1,163 from a gain of $68 in the same period last year. The decrease is primarily due to lower sales in our U.S. consumer division partially offset by decreased operating expenses of $76 as well as to one time charges totaling $718 relating to separation pay from our cost cutting initiative of $348 earlier in the 2008 quarter and an investment loss of $370 resulting from the liquidation by its sponsor of a short-term fixed income fund.

We have operations in a number of foreign countries and have sales and incur expenses in various foreign currencies. As the values of these currencies fluctuate from year to year against the US dollar, our revenues, operating expenses and results of operations are impacted. For the quarter ended June 30, 2008, approximately 35% of our sales were denominated in currencies other than the US dollar. For the quarter ended June 30, 2008, our sales and gross margin benefited by approximately $543 from the year over year change in exchange rates for the various currencies (primarily the euro) in which we operate, while our operating expenses increased by approximately $224 due to the fluctuations in exchange rates. The net effect of the year over year fluctuations in exchange rates on our results of operations for the quarter ended June 30, 2008 was an increase in income of approximately $310.

Changes in Financial Condition

Accounts receivable increased by $1,788 to $7,888 at June 30, 2008 from $6,100 at March 31, 2008 primarily because of customer mix and a seasonal increase in sales of $610 during the quarter ended June 30, 2008 compared with the quarter ended March 31, 2008. Inventory increased by $1,122 to

$10,384 on June 30, 2008 from $9,262 on March 31, 2008 due to normal seasonal increases as we build inventory for the back to school and holiday selling seasons. Accounts payable and accrued expenses increased by $1,881.

Liquidity and Capital Resources

We had cash and cash equivalents of $9,444 at June 30, 2008 compared with cash and cash equivalents of $11,824 as of March 31, 2008.

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

The Amendment modifies the Credit Agreement with PNC by providing for a $20,000 revolving credit facility with sublimits of $1,000 for Letters of Credit, $500 for foreign currency borrowings and $10,000 for acquisitions by the Company (the “Loans”). Loans under the Credit Agreement are secured by all of the assets of the Company. The term of the Credit Agreement has been amended to December 7, 2010 (the “Term”). At the Company’s option, Loans under the Credit Agreement will be either Domestic Rate Loans based on PNC’s Base Rate with the interest rate varying from the PNC Base Rate minus 50 basis points to the PNC Base Rate plus 50 basis points or LIBOR Rate Loans with the interest rate varying from LIBOR plus 100 basis points to LIBOR plus 225 basis points in each case depending upon the ratio of the Company’s Funded Debt to EBITDA and the composition of collateral provided. The Loans under the Credit Agreement are payable in full on the last day of the Term.

The Credit Agreement contains certain financial covenants and restrictions on indebtedness, business combinations and other related items. We were in compliance with all covenants of the amended Credit Agreement as of June 30, 2008. As of June 30, 2008, we had no borrowings under the Credit Agreement.

We rely primarily on our operating cash flow to support our operations. Over the last three fiscal years we generated cash flow from operations of $9,696. This operating cash flow is supplemented by our Credit Agreement to meet seasonal financing needs. We believe our cash flow from operations, available borrowing under our Credit Agreement and existing cash and short-term investment balances will be adequate to satisfy our cash needs for the next twelve months. The amount of credit available under the facility at any time is based upon a formula applied to our accounts receivable and inventory. As of June 30, 2008, we had credit available of $9,228. Our credit availability and borrowings under the facility fluctuate during the year because of the seasonal nature of our business. During the year ended March 31, 2008, maximum availability and borrowings under our Credit Agreement approximated $12,635 and $1,000, respectively. We do not have any significant capital leases and anticipate that depreciation and amortization for fiscal 2009 will exceed planned capital expenditures.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, we evaluate these estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We annually review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate and transparent information relative to the current economic and business environment. There have been no changes in critical accounting policies and estimates from those enumerated in our annual report on Form 10-K for the year ended March 31, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 4.	CONTROLS AND PROCEDURES

As of June 30, 2008 (the end of the period covered by this report), our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

No change occurred in our internal controls concerning financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is subject to litigation from time to time arising in the ordinary course of its business. The Company does not believe that any such litigation is likely, individually or in the aggregate, to have a material adverse effect on the financial condition of the Company.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors enumerated in our annual report on Form 10-K for the year ended March 31, 2008.

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

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

Date: August 14, 2008	/s/ Barry J. Lipsky
Barry J. Lipsky
President and Chief Executive Officer
(Duly Authorized Officer)

Date: August 14, 2008	/s/ Frank A. Musto
Frank A. Musto
Vice President,
Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)