Form 10-Q
period 2008-09-30
FRANKLIN ELECTRONIC PUBLISHERS INC
filed 2008-11-12
CIK 356841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

OUTSTANDING AS OF OCTOBER 31, 2008: 8,277,161

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2008	March 31, 2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,266	$11,824
Accounts receivable, less allowance for doubtful accounts of $359 and $649	8,308	6,100
Inventories	10,744	9,262
Prepaids and other assets	880	1,017

TOTAL CURRENT ASSETS	28,198	28,203

PROPERTY AND EQUIPMENT	908	1,167

OTHER ASSETS:
Deferred income tax asset	5,700	5,700
Trademark and goodwill	2,265	2,265
Software development costs	1,868	2,052
Other assets	2,255	2,531

TOTAL OTHER ASSETS	12,088	12,548

TOTAL ASSETS	$41,194	$41,918

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$7,387	$7,896
Current portion of long-term liabilities - Other	109	103

TOTAL CURRENT LIABILITIES	7,496	7,999

OTHER LIABILITIES	1,151	1,219
DEFERRED REVENUE	1,913	451
DEFERRED GAIN ON SALE AND LEASEBACK	3,364	3,587

SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value, authorized 50,000,000 shares, issued and outstanding, 8,268,761 and 8,265,196 shares	83	83
Additional paid in capital	51,091	50,978
Retained earnings (deficit)	(23,478)	(22,084)
Foreign currency translation adjustment	(426)	(315)

TOTAL SHAREHOLDERS’ EQUITY	27,270	28,662

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$41,194	$41,918

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except for per share data)

(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
SALES	$12,434	$14,980	$24,427	$28,655
OTHER OPERATING REVENUE	—	3,000		3,000

TOTAL REVENUE	12,434	17,980	24,427	31,655

COST OF SALES	6,459	7,911	12,588	14,789

GROSS MARGIN	5,975	10,069	11,839	16,866

EXPENSES:
Sales and marketing	3,901	3,985	7,460	8,032
Research and development	765	958	1,745	1,881
General and administrative	1,578	2,275	3,262	3,950
Severance	—	—	348

Total operating expenses	6,244	7,218	12,815	13,863

OPERATING INCOME (LOSS)	(269)	2,851	(976)	3,003

Interest income, net	16	15	22	59
Loss on Investment	—	—	(370)
Other, net	44	(28)	3	(146)

INCOME (LOSS) BEFORE INCOME TAXES	(209)	2,838	(1,321)	2,916
INCOME TAX PROVISION	22	56	73	64

NET INCOME (LOSS)	(231)	2,782	(1,394)	2,852

INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$(231)	$2,782	$(1,394)	$2,852

INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.03)	$0.34	$(0.17)	$0.35

Diluted	$(0.03)	$0.33	$(0.17)	$0.34

WEIGHTED AVERAGE COMMON SHARES:
Basic	8,269	8,223	8,260	8,221

Diluted	8,341	8,482	8,352	8,436

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except for share data)

	Common Stock		Additional Paid in Capital	Retained Earnings / (Deficit)	Accumulated Other Comprehensive Income *	Total Shareholders’ Equity
	Shares	Amount
BALANCE - MARCH 31, 2008	8,265,196	$83	$50,978	$(22,084)	$(315)	$28,662
Amortization of deferred compensation expense for shares and options issued for services			107			107
Termination of unvested restricted stock issued for services	(1,575)
Issuance of common shares under employee stock option plan	5,140		6			6
Loss for the period				(1,394)		(1,394)
Foreign currency translation adjustment					(111)	(111)

BALANCE - SEPTEMBER 30, 2008 (unaudited)	8,268,761	$83	$51,091	$(23,478)	$(426)	$27,270

*	Comprehensive loss, i.e., net loss, plus, or less, the change in foreign currency balance sheet translation adjustments, totaled $1,505 for the six months ended September 30, 2008.

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$(1,394)	$2,852
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Depreciation and amortization	1,407	1,610
Provision for losses on accounts receivable	58	83
Non cash compensation	107	83
Source (use) of cash from change in operating assets and liabilities:
Accounts receivable	(2,265)	(3,631)
Inventories	(1,482)	(3,731)
Prepaids and other assets	137	(326)
Accounts payable and accrued expenses	(781)	2,198
Deferred revenue	1,462	(137)
Other, net	24	(15)

NET CASH USED IN OPERATING ACTIVITIES	(2,727)	(1,014)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(103)	(363)
Proceeds from sale of property and equipment	—	12
Software development costs	(510)	(510)
Short term investments	—	(35)
Change in other assets	(62)	(136)

NET CASH USED IN INVESTING ACTIVITIES	(675)	(1,032)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	6	—
Other liabilities	(51)	(21)

NET CASH PROVIDED BY FINANCING ACTIVITIES	(45)	(21)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(111)	167

DECREASE IN CASH AND CASH EQUIVALENTS	(3,558)	(1,900)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,824	6,314

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,266	$4,414

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands)

Reference is made to the financial statements included in the Company’s Annual Report (Form 10-K) filed with the Securities and Exchange Commission for the year ended March 31, 2008.

The financial statements for the periods ended September 30, 2008 and 2007 are unaudited and include all adjustments necessary to a fair presentation of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full year.

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

Quarter ended September 30, 2008	North America	Europe	Other International	Other Domestic	Corporate	Consolidated
Sales	$6,786	$3,891	$1,507	$250	$—	$12,434
Cost of sales	3,419	1,664	804	10	562	6,459

Gross margin	3,367	2,227	703	240	(562)	5,975
Operating expenses:
Sales and marketing	1,803	1,037	258	87	716	3,901
Research and development	—	—	—	80	685	765
General and administrative	72	236	96	—	1,174	1,578

Total expense	1,875	1,273	354	167	2,575	6,244
Operating income (loss)	$1,492	$954	$349	$73	$(3,137)	$(269)

Quarter ended September 30, 2007	North America	Europe	Other International	Other Domestic	Corporate	Consolidated
Sales	$9,131	$4,239	$1,479	$131	$—	$14,980
Other Revenue	—	—	3,000	—	—	3,000

Total Revenue	9,131	4,239	4,479	131	—	17,980
Cost of sales	4,575	2,032	768	4	532	7,911

Gross margin	4,556	2,207	3,711	127	(532)	10,069
Operating expenses:
Sales and marketing	2,154	828	330	97	576	3,985
Research and development	—	—	—	63	895	958
General and administrative	178	264	86	—	1,747 *	2,275

Total expense	2,332	1,092	416	160	3,218	7,218
Operating income (loss)	$2,224	$1,115	$3,295	$(33)	$(3,750)	$2,851

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands)

Six Months ended September 30, 2008	North America	Europe	Other International	Other Domestic	Corporate	Consolidated
Sales	$13,398	$7,885	$2,758	$386	$—	$24,427
Cost of sales	6,556	3,469	1,361	38	1,164	12,588

Gross margin	6,842	4,416	1,397	348	(1,164)	11,839
Operating expenses:
Sales and marketing	3,510	1,873	489	187	1,401	7,460
Research and development	—	—	—	183	1,562	1,745
General and administrative	131	520	201	—	2,410	3,262
Severance	154	—	—	—	194	348

Total expense	3,795	2,393	690	370	5,567	12,815
Operating income (loss)	$3,047	$2,023	$707	$(22)	$(6,731)	$(976)

Six months ended September 30, 2007	North America	Europe	Other International	Other Domestic	Corporate	Consolidated
Sales	$17,273	$8,291	$2,696	$395	$—	$28,655
Other Revenue			3,000		—	3,000

Total Revenue	17,273	8,291	5,696	395	—	31,655
Cost of sales	8,539	3,873	1,407	30	940	14,789

Gross margin	8,734	4,418	4,289	365	(940)	16,866
Operating expenses:
Sales and marketing	4,277	1,769	677	200	1,109	8,032
Research and development	—	—	—	123	1,758	1,881
General and administrative	350	492	181	—	2,927 *	3,950

Total expense	4,627	2,261	858	323	5,794	13,863
Operating income (loss)	$4,107	$2,157	$3,431	$42	$(6,734)	$3,003

Note * - Includes the Seiko Instruments, Inc. (SII) related costs of approximately $600

For the three and six month periods ended September 30, 2008 and September 30, 2007 no customer accounted for more than 10% of the Company’s Sales.

For the quarter ended September 30, 2008, three suppliers each accounted for more than 10% of the Company’s purchases of inventory. The three suppliers individually accounted for 36%, 26% and 13% of inventory purchases. For the six months ended September 30, 2008, three suppliers each accounted for more than 10% of the Company’s purchases of inventory. The three suppliers individually accounted for 37%, 27%, and 13% of inventory purchases.

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

The results of operations for the six months ended September 30, 2008 include non-cash compensation expense of approximately $107 for the amortization of stock option expense.

On October 7, 2008 the Company issued 216,900 stock options to its employees under its 2005 stock option plan that were valued using the Black Scholes option calculation model. The total value of these options was $108 which will be amortized over a 48 month period.

On October 7, 2008, the Company granted 8,400 shares of restricted stock to its employees under its 2005 Restricted Stock Plan. The total value of the shares was $12 which will be amortized over a 36 month period.

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

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands)

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standard Board (the “FASB”) issued SFAS No. 141(R), “Business Combination” (SFAS 141(R)). SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This statement is effective for fiscal years beginning after December 15, 2008. The Company does not believe that SFAS No. 141(R) will have a material impact on its financial position, results of operations, or cash flows.

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

In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company believes the adoption of the delayed items of SFAS No. 157 will not have a material impact on its financial statements.

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

In May 2008, the FASB issued Statement of Financial Accounting Standard No. 162. “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162) identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 will become effective on November 15, 2008. The Company does not expect the adoption of this statement to have a material impact on its financial position, results of operations, or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands)

This 2008 Quarterly Report on Form 10-Q may contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent and belief or current expectations of Franklin and its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, the affects of the deepening economic slow-down both in the United States and Europe, the timely availability and acceptance of new electronic books and other electronic products, changes in technology, the successful integration of acquisitions, the impact of competitive electronic products, the management of inventories, dependence on key licenses, titles and products, dependence on sales to a small group of customers, dependence on third party component suppliers and manufacturers, including those that provide Franklin-specific parts, credit risk and other risks and uncertainties that may be detailed herein, and from time-to-time, in Franklin’s reports filed with the Securities and Exchange Commission. Franklin undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

RESULTS OF OPERATIONS

Overview

For the quarter ended September 30, 2008, net income decreased by $3,013 to a loss of $231 from income of $2,782 in the same period last year. In the prior year period we executed an agreement with Seiko Instruments, Inc. (“SII”) under which SII made a one time payment to the Company of $3,000 on July 31, 2007 in consideration for the elimination of minimum purchase commitments of both parties in the agreements under which SII distributes our products in Japan and we distribute SII’s products in the United States and Germany. The $3,000 was recorded as other revenue in the quarter ended September 2007 and resulted in a contribution of $2,400 to net income after deducting approximately $600 in related costs which are reflected in the prior year’s operating expenses. Sales decreased by $2,546 primarily from North American business operations. Gross margin dollars, excluding the SII payment in the prior year period, decreased by $1,094 primarily from lower sales in our North American business operation partially offset by a decrease in operating expense, excluding the approximately $600 SII related expenses, of $374.

For the six months ended September 30, 2008, net income decreased by $4,246 to a loss of $1,394 from income of $2,852 in the same period last year. The decrease is primarily due to lower sales of $4,228 which resulted in decreased gross margin dollars of $2,049, excluding the SII payment, partially offset by decreased operating expense of $448, excluding the approximately $600 in related SII expenses. Operating expense for the six months ended September 30, 2008 included one time charges totaling $718 relating to separation pay from our cost cutting initiative of $348 and an investment loss of $370 resulting from the liquidation by its sponsor of a short-term fixed income fund. In the prior year period we recorded other revenue of $3,000 from the SII agreement reduced by approximately $600 in related costs.

Sales of monolingual products in our North American business operation have been trending downward over the past several years primarily due to indirect competition from the internet, providing consumers with alternative solutions (often free) for their spell correction and reference needs. The downward trend has been partially offset by growth in our bilingual products in the North American market. In addition, the current turmoil in the financial markets has had a negative impact on consumer spending which in turn contributed to our shortfall in sales for the three months ended September 30, 2008. Despite these pressures we continued to maintain strong margins consistent with the second quarter of 2007 and have benefited from our efforts to become more cost effective by the reduction in operating expenses of 13% quarter on quarter. We share the global view of the near term future and do not believe that this negative environment will change for the better during our current third quarter. While we expect our sales decline to continue during our third quarter, we also expect to continue to benefit from expense reductions, strong gross margins and the introduction of our new multimedia language learning devices in the German speaking markets.

Three months ended September 30, 2008 compared with three months ended September 30, 2007:

Net Sales

Sales of $12,434 for the quarter ended September 30, 2008 decreased by $2,546 from sales of $14,980 for the same quarter last year. The decrease in sales was primarily in our North American business operations where sales decreased by $2,345 due to the slowdown in consumer spending from the declining economic situation, the absence of purchases by a significant customer in the current quarter and a voluntary reduction of shipments to another significant customer due to credit issues and the unavailability of credit insurance with respect to such customer. Sales in our European business operations decreased by $348 primarily as a result of lower sales in our UK division of $233.

Gross Margin

Gross margin dollars decreased by $4,094 from $10,069 to $5,975 primarily due to the $3,000 of other revenue from the SII agreement in the prior year period. Gross margin percentage, excluding the $3,000, increased by one percentage point from 47% to 48% resulting in additional margin dollars of $107 for the quarter.

Operating Expenses

Total operating expenses decreased by $974 to $6,244 in the current quarter from $7,218 in the same period last year. Sales and marketing expenses decreased by $84 to $3,901 (31% of sales) from $3,985 (27% of sales) primarily due to decreased variable commissions and freight costs of $133 and personnel costs of $128 partially offset by increased marketing and advertising of $40, consulting fees of $97 and recruiting fees of $28. Research and development expenses decreased by $193 to $765 (6% of sales) from $958 (6% of sales) last year primarily due to reduced outside engineering and personnel costs of $109 and $105 respectively, partially offset by increased travel expenses of $14. General and administrative expenses decreased by $697 to $1,578 (13% of sales) from $2,275 (15% of sales) last year primarily due to approximately $600 of additional expenses related to the SII settlement agreement including an increase in incentive compensation accruals and associated legal and travel expenses in the prior year period. In the current quarter consulting fees decreased by $112 compared to the prior year quarter primarily relating to MIS and acquisition activities.

Interest Income, net

In the current period, there was net interest income of $16 compared with $15 in the prior year period.

Other, net

Other, net was a gain of $44 for the quarter ended September 30, 2008 compared with a loss of $28 in the same period last year. We recorded gains on our program of selling euros at current rates for future settlement of $110 compared with a loss of $172 in the same quarter last year. We recorded a loss of $51 on the repatriation of funds from our foreign subsidiaries in the quarter ended September 30, 2008, compared with a gain of $63 in the same period last year.

Net Income

For the quarter ended September 30, 2008, net income decreased by $3,013 to a loss of $231 from a gain of $2,782 in the same period last year. The decrease is primarily due to the SII revenue of $3,000 which contributed $2,400 of net income after deducting approximately $600 in related costs in the prior year period. Sales decreased by $2,546 resulting in a decrease in gross margin dollars, excluding the SII payment, of $1,094 primarily from the North American business operations partially offset by a decrease in operating expense of $374, excluding the approximately $600 SII relating expenses.

We have operations in a number of foreign countries and record sales and incur expenses in various foreign currencies. As the values of these currencies fluctuate from year to year against the US dollar, our revenues, operating expenses and results of operations are impacted. For the quarter ended September 30, 2008, approximately 35% of our sales were denominated in currencies other than the US dollar. For the quarter ended September 30, 2008, our sales and gross margin benefited by approximately $304 and $294 respectively from the year over year change in exchange rates for the various currencies (primarily the euro) in which we operate, while our operating expenses increased by approximately $139 due to the fluctuations in exchange rates. The net effect of the year over year fluctuations in exchange rates on our results of operations for the quarter ended September 30, 2008 was an increase in net income of approximately $155.

Six months ended September 30, 2008 compared with six months ended September 30, 2007:

Net Sales

Sales of $24,427 for the six months ended September 30, 2008 sales decreased by $4,228 from sales of $28,655 for the same period in the prior year primarily due to decreased sales in our North American business operations. The decrease in our North American business operations of $3,875 was due to the slowdown in consumer spending from the declining economic situation, the absence of purchases by a significant customer in the current quarter and a voluntary reduction of shipments to another significant customer due to credit issues and the unavailability of credit insurance with respect to such customer. Sales in our European operations declined by $406 primarily due to a promotional sale to a customer in the prior year period that did not purchase in the current year partially offset by increased sales in the Benelux region due to increased distribution.

Gross Margin

Gross margin decreased by $5,027 due to the revenue of $3,000 from SII received in the prior year and lower sales of $4,228. The sales decrease accounted for $2,049 of the lower gross margin dollars partially offset by a $22 gain from a marginal increase in gross margin percentage.

Operating Expenses

Total operating expenses decreased to $12,815 in the six months ended September 30, 2008 from $13,863 in the same period last year. Sales and marketing expenses decreased by $572 to $7,460 (31% of sales) from $8,032 (28% of sales) primarily due to decreased variable marketing, advertising commissions and freight costs of $533, shows and exhibition costs of $102 and personnel costs of $112 partially offset by increased consulting fees of $174. Research and development expenses decreased by $136 to $1,745 (7% of sales) from $1,881 (7% of sales) last year primarily due to reduced personnel costs of $152 partially offset by increased samples cost of $13. General and administrative expenses decreased by $688 to $3,262 (13% of sales) from $3,950 (14% of sales) last year primarily due to approximately $600 of additional expenses related to the SII settlement agreement including an increase in incentive compensation accruals and associated legal and travel expenses in the prior year period. In the current year legal fees increased by $195 compared to the prior year partially offset by a reduction in inventory overhead allocation, bank, depreciation and temporary labor expense of $89, $75, $46 and $45, respectively.

In May 2008, we eliminated 10 percent of our U.S. workforce to reduce our operating expenses. These workforce reductions transitioned some U.S. based positions to our Hong Kong facility and outsourced certain others in order to increase efficiencies and bottom line profitability. The six months to September 30, 2008 reflects a charge of $348 to cover the associated separation expenses.

Interest Income, net

For the six month ended September 30, 2008 we had net interest income of $22 compared with $59 in the same period last year, primarily due to reduced return on investments.

Loss on Investment

The current year expense was the result of an investment loss of $370 resulting from the liquidation by its sponsor of a short-term fixed income fund.

Other, net

Other, net was a gain of $3 for the six months ended September 30, 2008 compared with a loss of $146 in the same period last year. For the six months ended September 30, 2008 we recorded a gain on our program of selling euros at current rates for future settlement of $112 compared with a loss of $236 in the same period last year. We recorded a loss of $95 on the repatriation of funds from our foreign subsidiaries in the six months ended September 30, 2008, compared with a gain of $10 in the same period last year.

Net Income

For the six months ended September 30, 2008, net income decreased by $4,246 to a loss of $1,394 from a gain of $2,852 in the same period last year. The decrease is primarily due to the prior year period SII revenue of $3,000 which resulted a contribution to net income of $2,400 after deducting approximately $600 of related costs. Sales decreased by $4,228 primarily from North American business operations. Excluding the SII payment, gross margin decreased by $2,027 with lower sales accounting for a decrease of $2,049 partially offset by a $22 gain from a marginal increase in gross margin percentage.

We have operations in a number of foreign countries and record sales and incur expenses in various foreign currencies. As the values of these currencies fluctuate from year to year against the US dollar, our revenues, operating expenses and results of operations are impacted. For the six months ended September 30, 2008, approximately 35% of our sales were denominated in currencies other than the US dollar. For the six months ended September 30, 2008, our sales and gross margin benefited by approximately $848 and $828 respectively from the year over year change in exchange rates for the various currencies (primarily the euro) in which we operate, while our operating expense increased by approximately $363 due to the fluctuations in exchange rates. The net effect of the year over year fluctuations in exchange rates on our results of operations for the six months ended September 30, 2008 was an increase in income of approximately $465.

We enter into forward foreign exchange contracts from time to time to offset the impact of changes in the value of the euro on our revenue, operating expense and net income and to protect the cash flow from our existing assets valued in foreign currency. Although economic gains or losses on these contracts are generally offset by the gains or losses on underlying transactions, we seek to minimize our foreign currency exposure on a macro basis rather than at the transactional level. We only enter into contracts with major financial institutions that have an “A” (or equivalent) credit rating. All outstanding foreign exchange contracts are marked-to market at the end of each accounting period with unrealized gains and losses included in results of operations.

As of September 30, 2008 we had no outstanding foreign exchange contracts.

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

Changes in Financial Condition

Accounts receivable increased by $2,208 to $8,308 at September 30, 2008 from $6,100 at March 31, 2008 primarily because of a seasonal increase in sales of $1,051 during the September 2008 quarter compared to the March 2008 quarter. Inventory increased by $1,482 to $10,744 on September 30, 2008 from $9,262 on March 31, 2008 due to normal seasonal increases as we build inventory for the holiday selling season. Accounts payable and accrued expenses decreased by $102.

Liquidity and Capital Resources

We had cash and cash equivalents of $8,266 at September 30, 2008 compared with cash and cash equivalents of $11,824 as of March 31, 2008. The decrease was due primarily to seasonal cash requirements to build inventory for the holiday season.

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

The Credit Agreement contains certain financial covenants and restrictions on indebtedness, business combinations and other related items. We were in compliance with all covenants of the amended Credit Agreement as of September 30, 2008. As of September 30, 2008, we had no borrowings under the Credit Agreement.

We rely primarily on our operating cash flow to support our operations. Over the last three fiscal years we generated cash flow from operations of $9,696. This operating cash flow is supplemented by our Credit Agreement to meet seasonal financing needs. We believe our cash flow from operations, available borrowing under our Credit Agreement and existing cash and short-term investment balances will be adequate to satisfy our cash needs for the next twelve months. The amount of credit available under the facility at any time is based upon a formula applied to our accounts receivable and inventory. As of September 30, 2008, we had credit available of $10,644. Our credit availability and borrowings under the facility fluctuate during the year because of the seasonal nature of our business. During the year ended March 31, 2008, maximum availability and borrowings under our Credit Agreement approximated $12,635 and $1,000, respectively. We do not have any significant capital leases and anticipate that depreciation and amortization for fiscal 2009 will exceed planned capital expenditures.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.	CONTROLS AND PROCEDURES

As of September 30, 2008 (the end of the period covered by this report), our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

No change occurred in our internal controls concerning financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to litigation from time to time arising in the ordinary course of its business. We do not believe that any such litigation is likely, individually or in the aggregate, to have a material adverse effect on our financial condition.

ITEM 1A.	RISK FACTORS

Other than as set forth below, as of the date of this filing, there have been no material changes from the risk factors enumerated in our Annual Report on Form 10-K for the year ended March 31, 2008.

If economic conditions continue to decline, our sales and profits could continue to be materially adversely affected.

We produce and sell consumer electronic devices which are largely regarded as discretionary purchases. As such, sales of our products are subject to changes in economic conditions particularly in North America, which is our largest market. If the economic climate in the United States deteriorates further, and the economic slowdown continues to affect Europe as well, customers or potential customers are likely to reduce or delay their purchases of our products, which will have a material adverse effect on our net revenues and profit.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on August 20, 2008. Reference is made to the Company’s Proxy Statement furnished to shareholders in connection with the solicitation of proxies for the Annual Meeting. In connection with the annual election of directors, eight incumbent directors were re-elected with Edward H. Cohen receiving 6,424,292 votes with 1,023,080 votes withheld; Barry Lipsky receiving 7,119,108 with 328,264 votes withheld; Leonard M. Lodish receiving 6,835,116 with 612,256 votes withheld; William H. Turner receiving 7,251,697 with 195,675 votes withheld; Howard L. Morgan receiving 7,260,797 with 186,575 votes withheld; James Meister receiving 6,822,216 with 625,156 votes withheld; Jerry R. Schubel receiving 6,835,016 with 612,356 votes withheld; and James H. Simons receiving 6,547,300 with 900,072 votes withheld. Shareholders ratified the appointment of Radin, Glass & Co. as auditors for the Company’s 2009 fiscal year by vote of 7,322,191 in favor, 123,028 votes against, and 2,153 abstentions.

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

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

Date: November 12, 2008	/s/ Barry J. Lipsky
Barry J. Lipsky
President and Chief Executive Officer
(Duly Authorized Officer)

Date: November 12, 2008	/s/ Frank A. Musto
Frank A. Musto
Vice President,
Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)