Form 10-Q
period 2008-12-31
FRANKLIN ELECTRONIC PUBLISHERS INC
filed 2009-02-05
CIK 356841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2008

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

OUTSTANDING AS OF JANUARY 28, 2009: 8,277,161

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	December 31, 2008	March 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,319	$11,824
Accounts receivable, less allowance for doubtful accounts of $424 and $649	8,729	6,100
Inventories	8,809	9,262
Prepaids and other assets	524	1,017

TOTAL CURRENT ASSETS	28,381	28,203

PROPERTY AND EQUIPMENT	825	1,167

OTHER ASSETS:
Deferred income tax asset	5,700	5,700
Trademark and goodwill	2,265	2,265
Software development costs	1,813	2,052
Other assets	2,118	2,531

TOTAL OTHER ASSETS	11,896	12,548

TOTAL ASSETS	$41,102	$41,918

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$7,392	$7,896
Current portion of long-term liabilities—Other	109	103

TOTAL CURRENT LIABILITIES	7,501	7,999

OTHER LIABILITIES	1,108	1,219
DEFERRED REVENUE	1,440	451
DEFERRED GAIN ON SALE AND LEASEBACK	3,252	3,587

SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value, authorized 50,000,000 shares, issued and outstanding, 8,277,161 and 8,265,196 shares	83	83
Additional paid in capital	51,130	50,978
Retained earnings (deficit)	(22,747)	(22,084)
Foreign currency translation adjustment	(665)	(315)

TOTAL SHAREHOLDERS’ EQUITY	27,801	28,662

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$41,102	$41,918

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except for per share data)

(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
SALES	$13,535	$17,044	$37,962	$45,698
OTHER OPERATING REVENUE				3,000

TOTAL REVENUE	13,535	17,044	37,962	48,698

COST OF SALES	6,381	8,520	18,970	23,309

GROSS MARGIN	7,154	8,524	18,992	25,389

	52.9%	50.0%	50.0%	52.1%
EXPENSES:
Sales and marketing	3,892	4,901	11,352	12,933
Research and development	775	763	2,520	2,644
General and administrative	1,755	1,885	5,016	5,836
Severance	—	—	348	—

Total operating expenses	6,422	7,549	19,236	21,413

OPERATING INCOME (LOSS)	732	975	(244)	3,976

Interest income, net	7	20	27	79
Loss on Investment	—	—	(370)	—
Other, net	(16)	4	(13)	(141)

INCOME (LOSS) BEFORE INCOME TAXES	723	999	(600)	3,914
INCOME TAX PROVISION	(10)	258	63	322

NET INCOME (LOSS)	733	741	(663)	3,592

INCOME (LOSS) PER COMMON SHARE:
Basic	$0.09	$0.09	$(0.08)	$0.44

Diluted	$0.09	$0.09	$(0.08)	$0.42

WEIGHTED AVERAGE COMMON SHARES:
Basic	8,277	8,235	8,269	8,225

Diluted	8,277	8,563	8,269	8,477

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except for share data)

	Common Stock		Additional Paid in Capital	Retained Earnings / (Deficit)	Accumulated Other Comprehensive Income *	Total Shareholders’ Equity
	Shares	Amount
BALANCE - MARCH 31, 2008	8,265,196	$83	$50,978	$(22,084)	$(315)	$28,662
Amortization of deferred compensation expense for shares and options issued for services	8,400		146			146
Termination of unvested restricted stock issued for services	(1,575)
Issuance of common shares under employee stock option plan	5,140		6			6
Loss for the period				(663)		(663)
Foreign currency translation adjustment					(350)	(350)

BALANCE - DECEMBER 31, 2008 (unaudited)	8,277,161	$83	$51,130	$(22,747)	$(665)	$27,801

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$(663)	$3,592
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	2,069	2,358
Provision for losses on accounts receivable	98	130
Gain on disposal of property and equipment	1	3
Non Cash Compensation	146	97
Source (use) of cash from change in operating assets and liabilities:
Accounts receivable	(2,727)	(3,516)
Inventories	452	(1,134)
Prepaids and other assets	492	273
Accounts payable and accrued expenses	(901)	(303)
Deferred revenue	1,001	(59)
Other, net	39	(22)

NET CASH PROVIDED BY OPERATING ACTIVITIES	7	1,419

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(207)	(422)
Proceeds from sale of property and equipment	13	23
Software development costs	(765)	(765)
Short term investments		2,088
Change in other assets	(114)	(175)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,073)	749

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	6	33
Other liabilities	(95)	(42)

NET CASH USED IN FINANCING ACTIVITIES	(89)	(9)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(350)	272

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,505)	2,431
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,824	6,314

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,319	$8,745

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands)

Reference is made to the financial statements included in the Company’s Annual Report (Form 10-K) filed with the Securities and Exchange Commission for the year ended March 31, 2008.

The financial statements for the periods ended December 31, 2008 and 2007 are unaudited and include all adjustments necessary to a fair presentation of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full year.

OPERATIONS

Information regarding segments is presented in accordance with the Statement of Financial Accounting Standards (“SFAS”) 131, Disclosure about Segments of an Enterprise and Related Information. Based on the criteria outlined in SFAS No. 131, the Company’s operating results are reported by geographical segments. The Company’s profit and loss segments are reviewed by the chief operating decision maker of the Company. The assets are reported as one segment, and reported on an aggregate basis. The profit and loss information is provided below:

Quarter ended December 31, 2008	North America	Europe	Other International	Other Domestic	Corporate	Consolidated
Sales	$6,525	$5,149	$1,275	$586	$—	$13,535
Cost of sales	3,167	2,099	593	11	511	6,381

Gross margin	3,358	3,050	682	575	(511)	7,154
Operating expenses:
Sales and marketing	1,936	1,003	202	74	677	3,892
Research and development	—	—	—	78	697	775
General and administrative	62	201	87	—	1,405	1,755

Total expense	1,998	1,204	289	152	2,779	6,422
Operating income (loss)	$1,360	$1,846	$393	$423	$(3,290)	$732

Quarter ended December 31, 2007	North America	Europe	Other International	Other Domestic	Corporate	Consolidated
Sales	$8,554	$6,576	$1,638	$276	$—	$17,044
Cost of sales	4,181	2,767	793	27	752	8,520

Gross margin	4,373	3,809	845	249	(752)	8,524
Operating expenses:
Sales and marketing	2,701	1,144	370	98	588	4,901
Research and development	—	—	—	148	615	763
General and administrative	178	280	87	(14)	1,354	1,885

Total expense	2,879	1,424	457	232	2,557	7,549
Operating income (loss)	$1,494	$2,385	$388	$17	$(3,309)	$975

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands)

Nine months ended December 31, 2008	North America	Europe	Other International	Other Domestic	Corporate	Consolidated
Sales	$19,925	$13,032	$4,034	$971	$—	$37,962
Cost of sales	9,723	5,568	1,954	49	1,676	18,970

Gross margin	10,202	7,464	2,080	922	(1,676)	18,992
Operating expenses:
Sales and marketing	5,446	2,876	691	261	2,078	11,352
Research and development	—	—	—	261	2,259	2,520
General and administrative	193	721	288	—	3,814	5,016
Severance	154	—	—	—	194	348

Total expense	5,793	3,597	979	522	8,345	19,236
Operating income (loss)	$4,409	$3,867	$1,101	$400	$(10,021)	$(244)

Nine months ended December 31, 2007	North America	Europe	Other International	Other Domestic	Corporate	Consolidated
Sales	$25,826	$14,867	$4,333	$672	$—	$45,698
Other Revenue	—	—	3,000	—	—	3,000

Total Revenue	25,826	14,867	7,333	672	—	48,698
Cost of sales	12,720	6,640	2,200	57	1,692	23,309

Gross margin	13,106	8,227	5,133	615	(1,692)	25,389
Operating expenses:
Sales and marketing	6,978	2,913	1,047	299	1,696	12,933
Research and development	—	—	—	271	2,373	2,644
General and administrative	528	772	268	(14)	4,282 *	5,836

Total expense	7,506	3,685	1,315	556	8,351	21,413
Operating income (loss)	$5,600	$4,542	$3,818	$59	$(10,043)	$3,976

Note *—Includes the Seiko Instruments, Inc. (SII) related costs of approximately $600

For the three and nine month periods ended December 31, 2008 and December 31, 2007 no customer accounted for more than 10% of the Company’s Sales.

For the quarter ended December 31, 2008, four suppliers each accounted for more than 10% of the Company’s purchases of inventory. The four suppliers individually accounted for 36%, 22%, 13% and 11% of inventory purchases. For the nine months ended December 31, 2008, three suppliers each accounted for more than 10% of the Company’s purchases of inventory. The three suppliers individually accounted for 37%, 26%, and 10% of inventory purchases.

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

STOCK OPTIONS

Effective, April 1, 2006, the Company adopted the provisions of SAFS 123(R), Share-Based Payment, which establishes accounting for stock-based awards exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). The Company amortizes stock-based compensation by using the straight-line method. The Company elected to adopt the modified prospective transition method as provided by SFAS 123(R). In accordance with the requirements of the modified prospective transition method, consolidated financial statements for prior year periods have not been restated to reflect the fair value method of expensing share-based compensation.

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

The results of operations for the nine months ended December 31, 2008 include non-cash compensation expense of approximately $146 for the amortization of stock option expense.

On October 7, 2008 the Company issued options to purchase 216,900 shares of common stock to its employees under its 2005 Stock Option Plan that were valued using the Black Scholes option calculation model. The total value of these options was $108 which will be amortized over their 48 month vesting period. For the three and nine month periods ended December 31, 2008, $7 was included in the $146 of amortized stock option expense.

On October 1, 2007, the Company issued options to purchase 283,500 shares of common stock to its employees under its 2005 Stock Option Plan that were valued using the Black-Scholes Option calculation model. The total value of these options was $350 which will be amortized over their 48 month vesting period. The amortized cost for the three and nine month periods ended December 31, 2008 was $22 and $66, respectively.

On October 7, 2008, the Company granted 8,400 shares of restricted stock to its employees under its 2005 Restricted Stock Plan. The total value of the shares was $12 which will be amortized over their 36 month vesting period.

On October 1, 2007, the Company granted 7,950 shares of restricted stock to its employees under its 2005 Restricted Stock Plan. The total value of the shares was $30 which will be amortized over their 36 month vesting period.

ADOBE SYSTEMS INCORPORATED CONTRACT RENEWAL

On August 6, 2008 our Proximity Technology Division (“Proximity”) announced that Adobe Systems, Inc. (“Adobe”), a leading provider of graphic design and publishing software worldwide, has extended the term of its long standing license for four years beginning October 1, 2008 for Proximity’s spelling error detection and correction, hyphenation, and thesaurus software. The Company will recognize revenue of $6.3 million over the initial four year extension. The agreements provide Adobe with a two year renewal option that if exercised would result in recognition of an additional $3.8 million in revenue over the two year extension period. For the three and nine month periods ended December 31, 2008, $394 of the $6.3 million was included in Sales.

SUBSEQUENT EVENT

On January 8, 2009, the Company resolved litigation, pending on appeal before the United States Court of Appeals for the Third Circuit, against Nuance Communications, Inc. (“Nuance”) and Caere Corporation (“Caere”) pursuant to a License and Settlement Agreement (the “Agreement”) with Nuance and Caere. Under the terms of the Agreement, Nuance and Caere have taken a prospective ten-year royalty bearing license for certain linguistic software that is licensed by Proximity and the Company has released Nuance and Caere from its pending claims. As a result of entering into the Agreement, the Company expects an initial benefit (net of related expenses) to net income of approximately $600,000 in the quarter ending March 31, 2009.

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

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands)

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standard Board (the “FASB”) issued SFAS No. 141(R), Business Combination (SFAS 141(R)). SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This statement is effective for fiscal years beginning after December 15, 2008. The Company does not believe that SFAS No. 141(R) will have a material impact on its financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest In Consolidated Financial Statements (SFAS 160). SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. This statement is effective for fiscal years beginning after December 15, 2008. The Company does not believe that SFAS 160 will have a material impact on its financial position, results of operations, or cash flows.

In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company believes the adoption of the delayed items of SFAS 157 will not have a material impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company does not believe that SFAS 161 will have a material impact on its financial position, results of operations, or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 will become effective on November 15, 2008. The Company does not expect the adoption of this statement to have a material impact on its financial position, results of operations, or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands)

This 2008 Quarterly Report on Form 10-Q may contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Those statements include statements regarding the intent and belief or current expectations of Franklin and its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, the affects of the deepening economic slow-down both in the United States and Europe, the timely availability and acceptance of new electronic books and other electronic products, changes in technology, the successful integration of acquisitions, the impact of competitive electronic products, the dependence on a small number of manufacturers for purchases of inventory, the management of inventories, dependence on key licenses, titles and products, dependence on sales to a small group of customers, dependence on third party component suppliers, including those that provide Franklin-specific parts, credit risk and other risks and uncertainties that may be detailed herein, and from time-to-time, in Franklin’s reports filed with the Securities and Exchange Commission. Franklin undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

RESULTS OF OPERATIONS

Overview

For the quarter ended December 31, 2008, net income decreased by $8 to income of $733 from income of $741 in the same period last year. Sales decreased by $3,509 due to a slow down in consumer spending from the declining worldwide economic situation that affected sales in all of our global retail markets. Gross margin dollars decreased by $1,370 primarily from lower sales across all of our business operations and a stronger US dollar, partially offset by a decrease in operating expense of $1,127.

For the nine months ended December 31, 2008, net income decreased by $4,255 to a loss of $663 from income of $3,592 in the same period last year. In the prior year period we executed an agreement with Seiko Instruments, Inc. (“SII”) under which SII made a one time payment to the Company of $3,000 on July 31, 2007 in consideration for the elimination of minimum purchase commitments of both parties in the agreements under which SII distributes our products in Japan and we distribute SII’s products in the United States and Germany. The $3,000 was recorded as other revenue in the quarter ended September 2007 and resulted in a contribution of $2,400 to net income after deducting approximately $600 in related costs which are reflected in the prior year’s operating expenses. Sales decreased by $7,736, which resulted in decreased gross margin dollars of $3,397, excluding the SII payment, partially offset by decreased operating expense of $1,577, excluding the approximately $600 in related SII expenses in the prior year period. Operating expense for the nine months ended December 31, 2008 included one time charges totaling $718 relating to separation pay from our cost cutting initiative of $348 and an investment loss of $370 resulting from the liquidation by its sponsor of a short-term fixed income fund. In the prior year period we recorded other revenue of $3,000 from the SII agreement reduced by approximately $600 in related costs.

Sales of monolingual products in our North American business operation have been trending downward over the past several years primarily due to indirect competition from the internet, providing consumers with alternative solutions (often free) for their spell correction and reference needs. The downward trend has been partially offset by growth in our bilingual products in the North American market. In addition, the current turmoil in the financial markets has had a negative impact on consumer spending which in turn contributed to our shortfall in sales for the nine months ended December 31, 2008. Despite these pressures we improved our gross margin by 3% compared with the third quarter of 2007 and have benefited from our efforts to become more cost effective by the reduction in operating expenses of 15% quarter on quarter. We share the global view of the near term future and do not believe that this negative environment will change for the better during our current fourth quarter. While we expect our sales decline to continue during our fourth quarter, we also expect to continue to benefit from expense reductions and strong gross margins.

Three months ended December 31, 2008 compared with three months ended December 31, 2007:

Net Sales

Sales of $13,535 for the quarter ended December 31, 2008 decreased by $3,509 from sales of $17,044 for the same quarter last year. The decrease was primarily due to lower sales in the retail markets across all of our regional segments as a result of the worldwide economic crisis and its impact on consumer spending during the holiday season. Sales in our North American business operations, our largest retail market, declined by $2,029 or 24%. Sales in our European business operations decreased by $1,427 or 22% with $973 as a result of lower sales and $454 as a result of exchange rates differences. Sales in our Proximity Technology Division (“Proximity”) increased by $311 or 126% primarily due to the renewal of a technology licensing agreement.

Gross Margin

Gross margin dollars decreased by $1,370 to $7,154 in the current quarter from $8,524 in the prior year period. Gross margin percentage increased by three percentage points from 50% to 53% resulting in additional margin dollars of $385 for the quarter. The gross margin percentage increase was due to an increased gross margin dollar contribution from our Proximity division primarily relating to the renewal of a technology license agreement. All other business operations maintained strong margins consistent with the third quarter of 2007.

Operating Expenses

Total operating expenses decreased by $1,127 to $6,422 in the current quarter from $7,549 in the same period last year. Sales and marketing expenses decreased by $1,009 to $3,892 (29% of sales) from $4,901 (29% of sales) primarily due to decreased variable commissions and freight costs of $256, personnel costs of $200, and marketing and advertising expenses of $436. Other reductions in sales and marketing expenses include dealer chargebacks, press releases, shows and exhibits, and consulting of $39, $35, $24, and $16, respectively. Research and development expenses increased by $12 to $775 (6% of sales) from $763 (4% of sales) last year primarily due to increased outside engineering and consulting costs of $135, partially offset by decreased personnel costs of $107. General and administrative expenses decreased by $130 to $1,755 (13% of sales) from $1,885 (11% of sales) last year primarily due to decreased consulting costs, personnel costs, depreciation, and travel costs of $136, $102, $40 and $36, respectively. These decreases were partially offset by increased doubtful account expense of $78 and a reduction in inventory overhead allocation of $136.

Interest Income, net

For the quarter ended December 31, 2008, there was net interest income of $7 compared with $20 in the prior year period primarily due to lower interest income on investments.

Other, net

Other, net was a loss of $16 for the quarter ended December 31, 2008 compared with a gain of $4 in the same period last year. We recorded a loss on our program of selling euros at current rates for future settlement of $92 compared with a loss of $83 in the same quarter last year. We recorded a gain of $84 on the repatriation of funds from our foreign subsidiaries in the quarter ended December 31, 2008, compared with a gain of $88 in the same period last year.

Income Tax Provision

The Company’s benefit for income taxes was approximately $10 for the quarter ended December 31, 2008, compared to an income tax expense of $258 for the comparable period last year, a reduction of $268 quarter on quarter. The reduction was primarily due to a Federal refund of the Alternative Minimum Tax on the Company’s U.S. operations partially offset by lower income generated during the quarter ended December 31, 2008 by the Company’s international operation.

Net Income

For the quarter ended December 31, 2008, net income decreased marginally by $8 to a gain of $733 from a gain of $741 in the same period last year. The decrease is due to lower sales of $3,509 resulting in a decrease in gross margin dollars of $1,370 partially offset by a decrease in operating expense of $1,127.

We have operations in a number of foreign countries and record sales and incur expenses in various foreign currencies. As the values of these currencies fluctuate from year to year against the US dollar, our revenues, operating expenses and results of operations are impacted. For the quarter ended December 31, 2008, approximately 46% of our sales were denominated in currencies other than the US dollar. For the quarter ended December 31, 2008, our sales and gross margin decreased by approximately $842 and $815 respectively from the year over year change in exchange rates for the various currencies (primarily the euro) in which we operate, while our operating expenses decreased by approximately $236 due to the fluctuations in exchange rates. The net effect of the year over year fluctuations in exchange rates on our results of operations for the quarter ended December 31, 2008 was a decrease in net income of approximately $579.

Nine months ended December 31, 2008 compared with nine months ended December 31, 2007:

Net Sales

Sales of $37,962 for the nine months ended December 31, 2008 decreased by $7,736 from sales of $45,698 for the same period in the prior year. The decrease was primarily due to lower sales in the retail markets across all of our regional segments as a result of the worldwide economic crisis and its impact on consumer spending. This, along with the absence of purchases by a significant customer in the current period, resulted in a decline of $5,901 or 23% in sales in our North American business operations, our largest retail market. Sales in our European business operations decreased by $1,835 or 12% with $2,083 attributable to lower sales partially offset by a gain of $248 as a result of exchange rates differences. The European operations decline was primarily due to a promotional sale to a customer in the prior year period that did not purchase in the current year, partially offset by increased sales in the Benelux region through broader distribution.

Gross Margin

For the nine months ended December 31, 2008, gross margin decreased by $6,397 primarily due to the revenue of $3,000 from SII received in the prior year and lower overall sales. The sales decrease accounted for $3,790 of the lower gross margin dollars partially offset by a $393 gain from an increase in gross margin percentage on sales, excluding the SII payment. Gross margin percentage, excluding the $3,000, increased by one percentage point from 49% to 50% for the nine months ended December 31, 2008.

Operating Expenses

Total operating expenses decreased to $19,236 in the nine months ended December 31, 2008 from $21,413 in the same period last year. Sales and marketing expenses decreased by $1,581 to $11,352 (30% of sales) from $12,933 (28% of sales) primarily due to decreased variable marketing and advertising, commissions, and freight costs of $731, $135, and $392, respectively. Personnel and shows and exhibition costs decreased by $444 and $126, respectively partially offset by increased consulting fees and product support costs of $158, and $40 respectively. Research and development expenses decreased by $124 to $2,520 (7% of sales) from $2,644 (6% of sales) last year primarily due to reduced personnel costs of $256 partially offset by increased consulting, outside engineering, and samples costs of $24, $79 and $19, respectively. General and administrative expenses decreased by $820 to $5,016 (13% of sales) from $5,836 (13% of sales) last year primarily due to approximately $600 of additional expenses related to the SII settlement agreement including an increase in incentive compensation accruals and associated legal and travel expenses in the prior year period. In the current year legal fees increased by $209 compared to the prior year partially offset by a reduction in consulting, bank fees and depreciation $166, $98, and $86, respectively. Miscellaneous Income included $100 for the settlement of a patent infringement lawsuit.

In May 2008, we reduced our U.S. workforce by 10% to reduce our operating expenses. These workforce reductions transitioned some U.S. based positions to our Hong Kong facility and outsourced certain others in order to increase efficiencies and bottom line profitability. The nine months to December 31, 2008 reflects a charge of $348 to cover the associated separation expenses.

Interest Income, net

For the nine months ended December 31, 2008 we had net interest income of $27 compared with $79 in the same period last year, primarily due to lower interest income on investments.

Loss on Investment

The current year expense was the result of an investment loss of $370 resulting from the liquidation by its sponsor of a short-term fixed income fund.

Other, net

Other, net was a loss of $13 for the nine months ended December 31, 2008 compared with a loss of $141 in the same period last year. For the nine months ended December 31, 2008 we recorded a gain on our program of selling euros at current rates for future settlement of $20 compared with a loss of $319 in the same period last year. We recorded a loss of $11 on the repatriation of funds from our foreign subsidiaries in the nine months ended December 31, 2008, compared with a gain of $97 in the same period last year.

Income Tax Provision

The Company’s provision for income taxes was $63 for the nine months ended December 31, 2008 compared to $322 for the comparable period last year, a decrease of $259. The reduction was primarily due to a Federal refund of the Alternative Minimum Tax on the Company’s U.S. operations partially offset by lower income generated during the nine months ended December 31, 2008 by the Company’s international operations.

Net Income

For the nine months ended December 31, 2008, net income decreased by $4,255 to a loss of $663 from a gain of $3,592 in the same period last year. The decrease is primarily due to the prior year period SII revenue of $3,000 which resulted in a contribution to net income of $2,400 after deducting approximately $600 of related costs. Sales decreased by $7,736 primarily from lower sales in the retail markets across all of our regional segments as a result of the worldwide economic crisis and its impact on consumer spending during the holiday season. As a result sales in our North American and European business operations, our two largest retail markets, declined by $5,901 (23%) and $1,835 (12%), respectively. Excluding the SII payment, gross margin decreased by $3,397 with lower sales accounting for a decrease of $3,790 partially offset by a $393 gain from an increase in gross margin percentage.

We have operations in a number of foreign countries and record sales and incur expenses in various foreign currencies. As the values of these currencies fluctuate from year to year against the US dollar, our revenues, operating expenses and results of operations are impacted. For the nine months ended December 31, 2008, approximately 39% of our sales were denominated in currencies other than the US dollar. For the nine months ended December 31, 2008, our sales benefited by approximately $6 from the year over year change in exchange rates for the various currencies (primarily the euro) in which we operate, while our operating expense increased by approximately $127 due to the fluctuations in exchange rates. There was no currency impact to gross margin during the nine months ended December 31, 2008. The net effect of the year over year fluctuations in exchange rates on our results of operations for the nine months ended December 31, 2008 was a decrease in income of approximately $113.

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

As of December 31, 2008 we had two outstanding foreign exchange contracts in the amounts of 500 euros each (equivalent to total US dollars of $1,320) with a combined unrealized loss of $76 and expiration dates of January 5, 2009 and January 20, 2009. The unrealized loss was included in the results of operations under the Other, net caption with the offsetting balance included in the Accounts Payable and Accrued Expenses caption of our balance sheet.

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

Changes in Financial Condition

Accounts receivable increased by $2,629 to $8,729 at December 31, 2008 from $6,100 at March 31, 2008 primarily because of a seasonal increase in sales of $2,152 during the December 2008 quarter compared to the March 2008 quarter. Inventory decreased by $453 to $8,809 on December 31, 2008 from $9,262 on March 31, 2008 due to normal seasonal trends and reduced inventory purchases in line with the decline in sales this year compared to the same period last year. Accounts payable and accrued expenses decreased by $504.

Liquidity and Capital Resources

We had cash and cash equivalents of $10,319 at December 31, 2008 compared with cash and cash equivalents of $11,824 as of March 31, 2008. The decrease was due primarily to seasonal cash requirements to build inventory for the holiday season.

On December 31, 2008, we entered into an amendment (the “Amendment”) to the Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association (“PNC”) dated December 7, 2004, as amended by a First Amendment to Revolving Credit and Security Agreement dated December 29, 2005, an Amendment to Loan Documents dated December 22, 2006, an Amendment to Loan Documents dated March 30, 2007, an Amendment to Loan Documents dated as of December 7, 2007, Letter of Extension dated March 4, 2008, Letter of Extension dated May 6, 2008 and Amendment to the Revolving Loan and Security Agreement dated May 19, 2008.

The Amendment modifies the Credit Agreement with PNC by providing for a $15,000 revolving credit facility with sublimits of $1,000 for Letters of Credit, $500 for foreign currency borrowings and $10,000 for acquisitions by the Company (the “Loans”). Loans under the Credit Agreement are secured by all of the assets of the Company. The term of the Credit Agreement has been amended to December 7, 2010 (the “Term”). At the Company’s option, Loans under the Credit Agreement will be either Domestic Rate Loans based on PNC’s Base Rate with the interest rate varying from the PNC Base Rate plus 50 basis points to the PNC Base Rate plus 100 basis points or LIBOR Rate Loans with the interest rate varying from LIBOR plus 200 basis points to LIBOR plus 300 basis points, in each case depending upon the ratio of the Company’s Funded Debt to EBITDA and the composition of collateral provided. The minimum Fixed Charge Coverage Ratio under the Credit Agreement was amended for the quarter ended December 31, 2008 to no less than .85x to 1.0. The minimum Fixed Charge Coverage Ratio reverts back to 1.25x to 1.0 for the fiscal quarter ending March 31, 2009 and each fiscal quarter thereafter. The Loans under the Credit Agreement are payable in full on the last day of the Term.

The Credit Agreement contains certain other financial covenants as well as restrictions on indebtedness, business combinations and other related items. We were in compliance with all covenants of the amended Credit Agreement as of December 31, 2008. As of December 31, 2008, we had no borrowings under the Credit Agreement.

We rely primarily on our operating cash flow to support our operations. Over the last three fiscal years we generated cash flow from operations of $9,696. This operating cash flow is supplemented by our Credit Agreement to meet seasonal financing needs. We believe our cash flow from operations, available borrowing under our Credit Agreement and existing cash and short-term investment balances will be adequate to satisfy our cash needs for the next twelve months. The amount of credit available under the facility at any time is based upon a formula applied to our accounts receivable and inventory. As of December 31, 2008, we had credit available of $9,228. Our credit availability and borrowings under the facility fluctuate during the year because of the seasonal nature of our business. During the year ended March 31, 2008, maximum availability and borrowings under our Credit Agreement approximated $12,635 and $1,000, respectively. We do not have any significant capital leases and anticipate that depreciation and amortization for fiscal 2009 will exceed planned capital expenditures.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, we evaluate these estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We annually review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate and transparent information relative to the current economic and business environment. There have been no changes in critical accounting policies and estimates, from those enumerated in our Annual Report on Form 10-K for the year ended March 31, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.	CONTROLS AND PROCEDURES

As of December 31, 2008 (the end of the period covered by this report), our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

No change occurred in our internal controls concerning financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

If economic conditions continue to decline, our sales and profits are likely to continue to be materially adversely affected.

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

We are dependent upon a small number of third party overseas manufacturers for purchases of inventory.

Our products are assembled by a small number of third party manufacturers in Asia. Political or economic instability in the countries in which they operate could affect our production schedules. If these manufacturers should encounter financial difficulties or otherwise experience disruptions resulting in their inability to meet our delivery schedules, our sales could be materially adversely affected.

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

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

Date: February 5, 2009	/s/ Barry J. Lipsky
Barry J. Lipsky
President and Chief Executive Officer
(Duly Authorized Officer)

Date: February 5, 2009	/s/ Frank A. Musto
Frank A. Musto
Vice President,
Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)