Form 10-K
period 2009-03-31
FRANKLIN ELECTRONIC PUBLISHERS INC
filed 2009-06-29
CIK 356841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-13198

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	22-2476703
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Franklin Plaza, Burlington, New Jersey	08016-4907
(Address of principal executive offices)	(Zip Code)

(609) 386-2500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01	NYSE AMEX Equities

Securities registered pursuant Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the registrant’s voting shares of common stock held by non-affiliates of the registrant on September 30, 2008 was approximately $8,612,750.

As of June 15, 2009 approximately 8,278,083 shares of common stock of the registrant were outstanding.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

INDEX TO ANNUAL REPORT ON FORM 10-K FILED WITH

THE SECURITIES AND EXCHANGE COMMISSION

FISCAL YEAR ENDED MARCH 31, 2009

ITEMS IN FORM 10-K

This 2009 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent and belief or current expectations of Franklin and its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things the affects of the deepening economic slow-down both in the United States and Europe, the timely availability and acceptance of new electronic books and other electronic products, changes in technology, the successful integration of acquisitions, the impact of competitive electronic products, the dependence on a small number of manufacturers for purchases of inventory, the management of inventories, dependence on key licenses, titles and products, dependence on sales to a small group of customers, dependence on third party component suppliers, including those that provide Franklin-specific parts, credit risk and other risks and uncertainties that may be detailed herein, and from time-to-time, in Franklin’s reports filed with the Securities and Exchange Commission. Franklin undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

We believe we are one of the world’s largest designers, developers and publishers of electronic reference books, having sold approximately forty-one million handheld devices since 1986. Our handheld devices are battery-powered platforms with monochrome or color liquid crystal displays (LCD) that incorporate the text of a reference work, such as a dictionary. We own or have licenses to publish in electronic format more than one hundred reference titles, including monolingual and bilingual dictionaries such as Merriam-Webster’s Collegiate® Dictionary, the Holy Bible, entertainment-oriented publications (such as The Official Scrabble® Dictionary), and our own multi-language speaking and non-speaking translators. In addition, we own or have licenses to distribute in electronic format, either directly or through third parties, more than 116,000 titles in sixteen languages, including reference works and general literature, via internet download.

We marketed our first handheld reference device, the Spelling Ace® spelling corrector, in 1986. We believe that the Spelling Ace device was one of the first electronic books marketed in the United States. Beginning in 1987, we began marketing increasingly sophisticated electronic versions of thesauruses and dictionaries and, in 1989, the first handheld electronic version of the Holy Bible. In 1992, we introduced a line of updateable handhelds through a proprietary memory card system; in 2003 we introduced a Pagemark series as a companion to printed material; in 2005 we introduced our Pocket Prep for the new SAT; in 2007 we introduced our 12 language speaking translator; in 2008 we introduced the Speaking Spelling Bee; and in 2009 we introduced the new MG series, English Learning Suites, which are the first Franklin products to have full language learning curricula in a handheld.

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

•

Strong Share in Electronic Reference Books. We believe that we are the pre-eminent company in the handheld electronic reference market in North America, Europe and certain other international markets such as Australia and the Middle East where we have significant market share. Over the past twenty-three years, we have sold approximately forty-one million handheld devices worldwide.

•

Breadth and Strength of Distribution. We distribute our products through approximately forty-nine thousand retail outlets in approximately fifty countries and through the internet including our web site (www.franklin.com) and catalog mailings direct to customers. We also use direct channels to serve specialty markets, such as the professional, educational and customized application markets. In the educational market, our electronic books are used in tens of thousands of schools throughout the United States. With the success of our electronic Holy Bible, we have achieved substantial sales in the religious market, with our products currently distributed through Christian-affiliated bookstores.

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

•

Long-standing Relationships and Licenses with Many Top Publishers. We have electronic rights to over 100 reference titles, including several versions of English and bilingual dictionaries, Bibles, test preparation, entertainment-oriented publications, children’s language learning and encyclopedias. We obtain our licenses from a variety of well-established publishers such as Merriam-Webster, Oxford University Press, Harper Collins, Lagardére SCA (Larousse), Langenscheidt KG and Ernst Klett International (PONS). These licenses are supported by long-standing relationships with the publishers, providing us with a significant competitive advantage. We have also increased the scope of our licenses to publish and/or distribute eBooks to cover more than 116,000 titles in sixteen languages, including titles from well known trade publishers such as St. Martin’s Press, McGraw Hill, Time Warner, Random House, Harper Collins and others.

BUSINESS STRATEGIES

We were the first, and strive to be the best, in electronic books focusing on linguistic solutions. Our strategy to fulfill that mission is to leverage our leading market position by exploiting the following opportunities:

•

Diversify into Adjacent Growing Markets. In an effort to expand retail and consumer relevance and expand into growing larger categories, management has completed sufficient evaluation and validation to begin to leverage Franklin’s strong brand, retail distribution and procurement expertise and to enter adjacent growth markets such as Reading Enhancement (e.g., Book Accessories) and Language Expansion (e.g., Travel Accessories) products. Our goal is to provide readers of print material with products and solutions that enhance their overall reading experience and to enhance the travelers experience by removing communication barriers through portable technology solutions. We believe providing reading enhancement products and accessories will further leverage our book channel relationships which will help fuel organic growth. Additionally, we believe we can leverage our language expertise in portable travel technology by providing market relevant offerings.

•

Consumer Driven Product Development and Marketing. While we have built strong distribution for our major products, we continue to believe that further opportunities lie in our ability to take a more solution driven approach to product development. We believe a better understanding of our customers’ language learning challenges will allow us to provide better solutions and increase sales, accelerate sell through at retail and lead to successful new product introductions. We have initiated a solution driven product category management process to further exploit additional opportunities in our core markets including language learning, bible, and entertainment-oriented publications. For example, our PageMark

Dictionary™ was well-received in the marketplace and won top honors in Personal Electronic Design at the Design and Engineering Showcase at the 2004 Consumer Electronics Show (CES). Our Pocket Prep for the new SAT won the Best of Innovations award in Personal Electronic Design at the 2005 CES, our 12 language speaking translator won the Cherry Picks award for new technology at the 2007 CES, and Speaking Spelling Bee won the Cherry Picks award at the 2008 CES. During fiscal 2008, we also won the following awards for several of our products: National Parenting Center Seal of Approval for the Merriam Webster Dictionary (MWD-1490) and the Speaking Spanish English Children’s Dictionary (BES-1240), the Speaking Merriam Webster Collegiate Dictionary (SCD-1890) received awards from IParenting Media Awards-Outstanding Products, Teacher’s Choice Award for the Family Sponsored by Learning Magazine and TNPC Seal of Approval Holiday Award; the Speaking Spanish-English Dictionary received awards from IParenting Media Awards Greatest Product for 2007 and the TNPC Seal of Approval Holiday Award; the Talking Children Dictionary was awarded the Teachers’ Choice Award sponsored by Learning Magazine; the Spelling Ace Thesaurus and the SAT/ACT Standard Testing (TSA-2400) was awarded the Technology & Learning Awards of Excellence; and the 12 Language Speaking Global Translator (TGA-490) was awarded Popular Science Best of What’s New Award. We regularly conduct consumer research to better understand our customers’ needs to be able to expand our solution-based product offerings in these markets.

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

•

Suitable Acquisitions to Grow our Business. Based on our strong balance sheet and our available cash on hand, we believe we are well positioned to continue our search for suitable accretive acquisitions to grow our business. We are targeting companies that fit well with our core business units today, financially, strategically and culturally, that can increase our channel relevance and that can provide technology to fuel organic growth.

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

Children’s Products

Since 1990, we have successfully sold children’s versions of our reference products. In 1997, we introduced a new line of children’s products which includes the Homework Wiz electronic dictionary with a text-to-speech voice synthesizer enabling the product to speak both words and definitions. In 2005, we introduced a speaking Spanish-English dictionary, and in 2007 we introduced the first of a series of children’s products for the Korean market. In 2008, we introduced the Speaking Spelling Bee, a virtual spelling bee game and tutor designed to improve spelling skills for students’ ages 8 and up and all aspiring spelling bee participants.

Test Preparation

In April 2005, we began shipping an all new Scholastic Aptitude Test (SAT) Prep device to coincide with a significant revision of the SAT. Our Princeton Review Pocket Prep™ device features test taking techniques, full-length practice exams with complete answers and explanations, a test timer to improve time management, personal diagnostic reports to identify score improvement opportunities, and practice drills and flash cards for efficient studying. The product was specifically designed to allow high school students to take the product anywhere for convenient study and is based on The Princeton Review’s “Cracking the SAT” printed book. This product marks our entry into the standardized test preparation market. In May 2006, we updated the SAT prep device to also include the American College Testing (ACT). In June 2006, we began to ship into the Japanese market a reference suite of Japanese-English bilingual dictionaries which includes Test of English for International Communication (TOEIC) based on the Princeton Review’s “Cracking the TOEIC” printed book. In 2009, we introduced the new MG series, English Learning Suites, which are the first Franklin products to have full language learning curricula in a hand held device.

The Holy Bible

Our electronic Holy Bible is a handheld edition of the entire text of the Holy Bible, which allows for retrieval of text by searches based on single words, word groups or synonyms. For example, a search for the words “valley” and “shadow” will retrieve the Twenty-third Psalm. Because of its built-in ability to conduct full-text word searches, the Franklin Bible is a fully automated concordance. We sell the Bible on our BOOKMAN platform and on cards designed for use with our BOOKMAN platform as well as other formats. We sell both the King James and the New International versions of the Bible as well as a Bible Dictionary and Bible Concordance. In 2009, we introduced a new “Parallel” Bible containing the works of both the King James and New International versions plus the Holman Bible Dictionary in a book-like screen in lid-attractive platform.

Entertainment Titles

We sell a variety of crossword puzzle solvers in both U.S and British English, which provide correct spelling for over 250,000 words and phrases from Merriam-Webster’s Official Crossword Puzzle Dictionary and Chambers Concise Crossword Dictionary for use by word puzzle enthusiasts. In fiscal 2006, we added a new handheld version of the Official Scrabble® Players Dictionary, a handheld version of Sudoku, the new numerical logic puzzle, and a sale to a third party OEM customer of backgammon, and some casino style games. We also sell versions of the Scrabble Players Dictionary in the French market and launched a revised edition in February 2008. We continue to pursue opportunities to sell games and puzzles through our existing brands and distribution channels or to new OEM customers. In February 2009, we launched the electronic handheld version of the classic game: SET®, under The New York Times® brand.

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

The agreements provided for SII to purchase from Franklin reference products for the Japanese markets over a five year period commencing in fiscal 2006 with a minimum purchase commitment of $20 million during the period. The agreement also provided for Franklin to continue purchasing Seiko® reference products for distribution in North America for the five years ending March 31, 2009 with a minimum purchase commitment of $14 million during the period. During the contract term, both parties incurred penalties for not meeting the minimum purchase commitments which were subsequently waived.

During the first quarter of fiscal 2008, we entered discussions with SII to modify or terminate these agreements. In July 2007, we executed a definitive agreement with SII under which we received $3 million in consideration for the elimination of minimum purchase commitments of both parties in the agreement.

We also have an agreement with Seiko U.K. Ltd. to distribute our products in the United Kingdom and Ireland. The agreement was for a five year term beginning in 2004. In March 2008, Franklin entered into an agreement with Seiko U.K. Ltd. calling for a one-time payment of $500,000 to be made to us in consideration for an extension of the distribution agreement through September 30, 2012.

International Titles

We have developed and produced British English and Australian English versions of our electronic reference products for international markets, particularly the United Kingdom and Australia. We have monolingual, bilingual, and multilingual electronic reference products for the French, Spanish and German-speaking markets. We have omnibus agreements for publishing electronic reference products with major European publishers such as Ernst Klett International (PONS), Lagardére SCA (Larousse), Langenscheidt KG, and Oxford University Press, under which Franklin has developed titles in handheld electronic platforms, electronic downloads and ROM cards.

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

Electronic Organizers

In 1997, we began to sell a line of organizers and databanks under the ROLODEX® Electronics trademark which we had licensed late in 1996. Sales of ROLODEX® Electronics organizers and databanks have declined substantially during the last several years primarily because of the use of other devices, such as cell phones, personal computers, and PDA’s, to perform organizer functions. Because of this decline, we recorded impairment charges of $11.1 million in fiscal 2002, $1.5 million in fiscal 2005 and $386,000 in fiscal 2009 to reflect the impairment of the value of the ROLODEX® Electronics mark.

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

Internet Enabled Content

We offer more than 116,000 titles, including versions of certain reference works from our website, franklin.com, for downloading to our own handheld devices and those using the Windows, Palm, Pocket PC, Windows CE/Smartphone, and Symbian operating systems popular with many electronics manufacturers.

RESEARCH AND DEVELOPMENT

We have a group of 33 full-time persons working in offices in the US and Hong Kong focused on developing and enhancing core technology for both our hand held electronic devices and our Proximity Technology Division. Our research and development focuses on linguistic solutions, content development, user interface and the underlying software applications that are key to our product range.

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

We contract for software and hardware development work in China, Malaysia and Taiwan. Total research and development expense was $4.4 million, $3.6 million, and $4.4 million, for the years ended March 31, 2009, 2008 and 2007, respectively.

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

SALES AND MARKETING

Domestic Sales

Our products are marketed domestically through our own sales and marketing force, through independent sales representative organizations, which are supervised by our internal sales department, and through third party alliances. Our products are sold in approximately twenty-nine thousand retail outlets in the United States. These are comprised of mass market retailers, bookstores, consumer electronics stores, office superstores, drug stores, specialty retailers and direct marketers. Our key retail partners include: Office Depot, Best Buy, Target, Staples, Borders, Radio Shack, Office Max, Barnes and Noble, Rite Aid and Amazon. Our products are promoted by our retail partners and are commonly found in seasonal displays, retail catalogs and national newspaper circulars. We also mail approximately 500,000 print catalogs each year to consumers and educational buyers. Consumers and educators can also purchase products directly by visiting our website at franklin.com or by calling 1-800-BOOKMAN. We generally participate in and provide financial assistance for our retailers’ promotional efforts, such as in-store displays, catalog and general newspaper advertisements. We also promote our products at various worldwide trade shows, and advertise in trade magazines and on regional television and radio for targeted audience.

The “back to school” season (August to mid-September) and the Christmas selling season (October, November, and December) are the strongest selling periods at retail for our products.

Generally our orders are not on a backlog status. Customer orders are usually filled within a short time period other than seasonal displays during back to school and holiday seasons.

International Sales

We sell our products worldwide through wholly-owned local subsidiaries and a network of independent distributors. We have subsidiaries in France, Canada, Germany, Mexico and Australia, that market and distribute our products, which are specifically developed for these markets. In addition, we sell our products through distribution partners in other countries including Belgium, Switzerland, Spain, Turkey, Saudi Arabia, India, Pakistan, Singapore, South Korea, Japan, Brazil, New Zealand, Argentina and Chile. In 2004, we began to use Seiko U.K. Ltd. to distribute and market our products in the United Kingdom. In March 2008, we extended our agreement with Seiko U.K. Ltd. though September 30, 2012.

Our sales outside of the United States represented 47, 45 and 39 percent of total sales in the fiscal years 2009, 2008, and 2007, respectively.

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

We own certain trademark rights, including “Franklin®”, “BOOKMAN®”, “Spelling Ace®”, “Wordmaster®”, “Next Century®” “Pocket Prep®”, “Pagemark®”, and “Language Master®” and have an exclusive license for the trademark ROLODEX® Electronics in the United States and various foreign countries.

Copyrights to certain word lists incorporated in our electronic books are generally the property of our licensors. However, we do own copyrights in certain programs, translation databases, thesauri, children’s dictionaries, word lists, and algorithms used in our electronic books.

COMPETITION

We are a market leader in the United States for handheld reference books. We face various degrees of competition at different price points in the United States consumer market. We have a leading position in the European market where our main competitors include Lexibook, Hexaglot, Casio, and Sharp and we entered the highly competitive Asian markets in 2006.

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

INTERNET ADDRESS

Our corporate internet address is www.franklin.com. We make available on or through our investors page from our website, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, our annual proxy statement, and beneficial ownership reports on Forms 3, 4, and 5 and amendments to those reports as soon as reasonably practicable after this material is electronically filed or furnished to the SEC. We also make available, on our website, the charters of our Audit Committee, Stock Option and Compensation Committee, and Corporate Governance and Nominating Committee, a code of ethics that applies to our chief executive officer and chief financial officer, our principal executive officer and principal financial officer, respectively, and all of our other financial executives and a code of ethics applicable to all of our employees, officers and directors pursuant to SEC requirements and NYSE AMEX Equities listing standards.

EMPLOYEES

As of June 15, 2009, we employed a total of 133 people consisting of 57 in the United States, 45 in Asia, and 31 in international sales and marketing subsidiaries in Europe, Australia, Mexico and Canada. None of our employees is represented by a union. We believe that our relations with our employees are satisfactory.

Merriam-Webster’s and Collegiate are trademarks of Merriam-Webster, Inc.; Palm is a trademark of Palm Inc.; ROLODEX® is a registered trademark of Berol Corporation, a division of Newell Rubbermaid Inc.; Britannica is a trademark of Encyclopedia Britannica, Inc; and Seiko is a registered trademark of Seiko, Inc.

ITEM 1A.	RISK FACTORS

We believe that the most significant risks to our business are those set forth below.

•

If economic conditions continue to decline, our sales and profits are likely to continue to be materially adversely affected. We produce and sell consumer electronic devices which are largely regarded as discretionary purchases. As such, sales of our products are subject to changes in economic conditions particularly in North America, which is our largest market. If the economic climate in the United States deteriorates further, and the economic slowdown continues to affect Europe as well, customers or potential customers are likely to further reduce or delay their purchases of our products, which will have a material adverse effect on our net revenues and profit.

•

We are dependent upon a small number of third party overseas manufacturers for purchases of inventory. Our products are assembled by a small number of third party manufacturers in Asia. Political or economic instability in the countries in which they operate could affect our production schedules. If these manufacturers should encounter financial difficulties or otherwise experience disruptions resulting in their inability to meet our delivery schedules, our sales could be materially adversely affected. Four manufacturers accounted for 83% of our inventory purchases during fiscal 2009. Political or economic instability could affect our production schedules.

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

•

Our North American Consumer Division is Dependent Upon Sales to a Small Group of Customers. We derived 40% of sales from our North American Consumer Division in the fiscal year ended March 31, 2009. Seventy-four percent of these sales come from 10 customers. If any of these 10 customers were to discontinue buying from us, there is no assurance that we could replace the lost business by increasing sales to existing customers or by finding new customers.

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

•

We Offer Credit To Our Customers And Therefore Are Subject To Significant Credit Risk. We finance a significant portion of our sales through trade credit. As such, our business could be adversely affected in the event of a deterioration of the financial condition of our customers, resulting in the customer’s inability to repay us. The risk may increase based on a general economic downturn affecting our customer’s financial condition. While we have purchased credit insurance with a major global insurance carrier which provides first dollar coverage for most of our U.S. customers and certain overseas customers, we could suffer significant losses if a customer not covered by insurance fails.

•

We May Continue to be Adversely Affected by Changes in Technology. In general, the consumer electronics and handheld/mobile product markets as a whole with respect to software and hardware, are subject to rapidly changing technology. Accordingly, the technology underlying our products is similarly subject to change. The introduction of products embodying new technologies and the emergence of new industry standards has exerted price and/or performance pressure on our existing products and in some cases has rendered such products unmarketable or obsolete. Our ability to anticipate changes in technology and industry standards and to develop and introduce new and enhanced products, as well as additional applications for existing products, in each case on a timely and cost-effective basis, will be a critical factor in our ability to grow and remain competitive. In addition, as technology advances, consumers have the option of fulfilling their needs through different media (internet, phone etc.) which could adversely impact our business.

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

•

8% of Our Sales Come from One Product. We derived 8%, 10% and 12% of consolidated sales for fiscal years ended March 31, 2009, 2008, and 2007, respectively from one product, which we manufacture, under a license that has been renewed through April 1, 2010. The license for this product has been renewed several times since 1993.

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

•

We Are Subject To International Sales and Currency Fluctuations. We expect that international sales will continue to constitute a material and increasing portion of our business. Our international business is subject to various risks common to international activities, including political and economic instability and the need to comply with both import and export laws, tariff regulations and regulatory requirements. There can be no assurance that political or economic instability in any given country or countries will not have an adverse impact on our overall operations. Approximately 39% of our fiscal 2009 sales were made in currencies other than the U.S. dollar, resulting in our being subject to the risk of fluctuation in currency values from period to period. We maintain a program of selling Euros at current rates for future settlement in order to protect the dollar value of sales generated by Euro based foreign subsidiaries. Although economic gains or losses on these contracts are generally offset by the gains or losses on underlying transactions, we seek to minimize its foreign currency exposure on a macro basis rather than at the transactional level.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

NONE

ITEM 2.	PROPERTIES

In January 2006, we sold our 90,000 square foot headquarters building and adjacent land in Burlington, New Jersey for $10,300,000. We have leased back the building for a term of ten years and three months with an initial annual fixed rent of $736,760. The annual fixed rent is $799,663 in 2009, $917,560 in 2010, $962,760 in 2011, $1,007,960 in 2012, $1,053,160 in 2013, $1,098,360 in 2014, $1,143,560 in 2015 and $297,190 in the three months thereafter. We realized a pre-tax gain of $4,920,000 on the sale, of which $4,781,000, representing the gain on the sale of the building, is being amortized over the period of the lease. As of March 31, 2009, the remaining balance of the deferred gain was $3,140,764. We believe this facility will satisfy our foreseeable needs for office, laboratory and warehousing space. We also rent office and warehouse facilities in Germany, France, Hong Kong, Canada, Australia and Mexico.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to litigation from time to time arising in the ordinary course of our business. We do not believe that any such litigation is likely, individually or in the aggregate, to have a material adverse effect on our financial condition.

On June 8, 2009, Capgrowth Group filed a class action compliant in the Superior Court of New Jersey, Burlington County, purportedly on its behalf and on the behalf of others similarly situated, against the Company and the members of its Board of Directors. The Complaint alleges, among other things, that Saunders Acquisition Corporation’s non-binding offer to purchase all of the outstanding shares of the Company’s stock was unfair to the Company’s shareholders, inadequate and not the result of an arm’s length negotiation. The Company has notified its insurance provider of the filing of such compliant and believes the suit is without merit.

ITEM 4.	SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

NONE

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the NYSE AMEX Equities under the symbol “FEP.” The following table sets forth the range of the high and low sales prices as reported by the AMEX, as applicable, for the last two fiscal years:

	Sales
Quarter Ended	High	Low
June 30, 2007	3.70	2.19
September 30, 2007	3.95	2.27
December 31, 2007	3.95	2.67
March 31, 2008	3.18	1.85

June 30, 2008	2.40	1.71
September 30, 2008	2.10	1.41
December 31, 2008	1.63	.62
March 31, 2009	1.13	.56

The approximate number of holders of record of our common stock as of June 15, 2009 was 788. The closing sales price of our common stock on the NYSE AMEX Equities on June 12, 2009 was $2.17.

We have not declared cash dividends on our common stock and do not have any plans to pay any cash dividends on our common stock in the foreseeable future. Our Board of Directors anticipates that any earnings that might be available to pay dividends on the common stock will be retained to finance our business.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables should be read in conjunction with our consolidated financial statements and the notes thereto and the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section appearing elsewhere herein.

	Year Ended March 31,
	2009	2008	2007	2006	2005
Statements of Operations Data
Sales	$46,025	$57,081	$52,213	$59,622	$62,146
Other operating revenue*	750	3,500	—	—	—

Total revenue	46,775	60,581	52,213	59,622	62,146
Cost of sales	23,959	28,660	28,321	29,605	32,167

Gross margin	22,816	31,921	23,892	30,017	29,979

Expenses:
Sales and marketing	15,169	16,844	15,880	17,165	18,347
Research and development	4,371	3,551	4,401	4,497	3,886
General and administrative	7,093	8,431	6,836	6,848	6,988

Total operating expenses	26,633	28,826	27,117	28,510	29,221

Operating income (loss)	(3,817)	3,095	(3,225)	1,507	758
Gain on sale of investment in MobiPocket	—	—	—	—	1,781
Interest income (expense), net	1	116	207	(122)	(273)
Loss on investment	(370)
Other, net	(103)	(439)	(94)	719	41

Income (loss) before income taxes	(4,289)	2,772	(3,112)	2,104	2,307
Income tax (benefit) provision	2,839	237	68	92	(96)

Net income (loss)	$(7,128)	$2,535	$(3,180)	$2,012	$2,403

Preferred stock dividend	—	—	—	243	458

Net income (loss) applicable to common stockholders	$(7,128)	$2,535	$(3,180)	$1,769	$1,945

Net income (loss) per share:
Basic	$(.86)	$.31	$(0.39)	$.22	$.24

Diluted	$(.86)	$.30	$(0.39)	$.21	$.23

Weighted average shares:
Basic	8,273	8,236	8,216	8,169	8,047

Diluted	8,273	8,458	8,216	8,574	8,498

	At March 31,
	2009	2008	2007	2006	2005
Balance Sheet Data
Working Capital	$17,242	$20,204	$15,799	$18,122	$9,237
Total Assets	33,419	41,918	40,357	43,021	40,948
Long-term Liabilities	1,165	1,219	1,160	1,136	1,179
Shareholders’ Equity	20,732	28,662	25,426	28,252	28,854

*	Other operating revenue consists of two settlement amounts received from SII and Seiko UK Ltd. in the fiscal year 2008 and one settlement amount from Nuance Communications, Inc. in the fiscal year 2009.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands)

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

For the year ended March 31, 2009, Franklin had a pretax loss of $4,289 compared with pretax income of $ $2,772 in the prior year. The decrease was primarily due to lower sales of $11,056 or 19% from $57,081 in the prior year to $46,025 in the current year. In addition the prior year benefited from other operating revenue of $3,500 received from two distribution partners, Seiko Instruments, Inc (SII) and Seiko UK Ltd, and was partially offset by $750 of other operating revenue received from Nuance Communications, Inc. (Nuance) in the current year following the settlement of pending litigation. Gross margin decreased to $22,816 from $31,921 in the prior year due to lower sales and other operating revenue of $11,056 and $2,750, respectively. The lower gross margin was partially offset by a decrease in operating expenses of $2,193.

The current year’s pretax loss includes non-cash one-time charges of $1,419 as well as other one-time charges of $1,404. The non-cash charges related to impairment to the carrying value of goodwill allocated to the Company’s data conversion subsidiary, Kreutzfeldt Electronic Publishing GmbH (KEP) in Germany, impairment of the value of Franklin’s licensed Rolodex® Electronics trademark and inventory valuation adjustments related to the current economic climate. The other one-time charges related to severance accruals as a result of the reduction in the Company’s global workforce and other operating cost reductions and costs related to the liquidation of the Company’s subsidiary KEP. Excluding the impact of the one-time charges, the Company’s pretax loss for the fiscal year 2009 would have been $1,466.

Sales in all business operations, with the exception of Other Domestic, have experienced declines primarily due to a slowdown in consumer spending from the current worldwide economic recession that affected sales in all of our global retail markets. Sales in Other Domestic operations increased by $717 primarily due to our Proximity Technology Division where sales increased by $683 due to the renewal of the Adobe Technology licensing agreement during our fiscal second quarter.

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

For the year ended March 31, 2008, we had an improvement in results of operations of $5,884 resulting in a pretax profit of $2,772 compared to a pretax loss of $3,112 in the prior year. The increase was primarily due to higher sales across the Company with strong gains in our European and Australian operations. In addition we recorded other operating revenue of $3,500 received from two distribution partners, SII and Seiko UK Ltd. Gross margin increased to $31,921 from $23,892 in the prior year due to an overall increase in sales of $4,868 and $3,500 of recorded other operating revenue. The higher gross margin was partially offset by an increase in operating expenses of $1,709 and other net of $345.

Results of Operations

The following table summarizes our historical results of operations as a percentage of sales for fiscal years 2009, 2008, and 2007 (in thousands):

	Year Ended March 31,
	2009	2008	2007
Revenue:
Domestic sales	$24,185	$31,605	$31,749
International sales	21,840	25,476	20,464
Other operating revenue	750	3,500	—

Total revenue	$46,775	$60,581	$52,213

As a Percentage of Total Revenue
Revenue:
Domestic sales	51.7%	52.2%	60.8%
International sales	46.7	42.1	39.2
Other operating revenue	1.6	5.7	—

Revenue	100.0	100.0	100.0
Cost of Sales	51.2	47.3	54.2
Gross Margin	48.8	52.7	45.8
Expenses:
Sales and Marketing	32.4	27.8	30.4
Research and Development	9.3	5.9	8.4
General and Administrative	15.2	13.9	13.1

Total operating expenses	56.9%	47.6%	51.9%

Operating Income (Loss):	(8.2)	5.1	(6.2)
Interest expense, net	(.8)	.2	.4
Other, net	(.2)	(0.7)	(0.2)

Income (Loss) Before Income Taxes	(9.2)	4.6	(6.0)
Income Tax (Benefit) Provision	6.1	0.4	0.1

Net (Loss) Income	(15.3%)	4.2%	(6.1%)

Net income (loss) applicable to common stock	(15.3%)	4.2%	(6.1%)

Year Ended March 31, 2009 Compared With Year Ended March 31, 2008

Sales of $46,025 for the year ended March 31, 2009 decreased by $11,056 from sales of $57,081 in the prior year. The decrease was primarily due to lower sales in the retail markets across all of our business operations as a result of the worldwide economic recession and its impact on consumer spending. This, along with the absence of purchases by a significant customer in the current year, resulted in a decline of $8,349 or 26% in sales in our North American business operations, our largest retail market. Sales in our European business operations decreased by $2,606 or 14% with $2,457 attributable to lower sales and $149 as a result of exchange rates differences compared to the prior year. Our German operation accounted for $2,164 of the European decline primarily as a result of the worldwide recession and its impact on consumer spending and due to a promotional sale to a customer in the prior year period that did not purchase in the current year. The impact of the stronger U.S. dollar in the year ended March 31, 2009 contributed $611 to the decline in sales in our overseas operations as compared to the prior year.

Total revenue for the fiscal year ended March 31, 2009 of $46,775 included $750 reflected as “other operating revenue” that we received from Nuance following the settlement of pending litigation. Total revenue in the prior year period of $60,581 included $3,500 reflected as “other operating revenue” that we received from two distribution partners, Seiko Instruments, Inc. (SII) and Seiko U.K. Ltd. The payments were in consideration for the elimination of minimum purchase commitments in the agreement under which SII distributes Franklin products in Japan and we distribute SII products in the United States and Germany and for the extension of the distribution agreement under which Seiko U.K. Ltd. distributes Franklin products in the United Kingdom and Ireland.

Gross margin decreased by $9,105 primarily because of decreased sales of $11,056 resulting in lower gross margin of $5,505 and a decline in gross margin percentage, excluding other operating revenue, from 50% in the prior year to 48% in the current year, resulting in an additional decline of $850 in margin dollars. The decrease in gross margin percentage was primarily due to the impact of the stronger US dollar in the current year compared to the prior year and a one time inventory valuation adjustment. In addition, the decrease in other operating revenue negatively impacted the current year’s gross margin by $2,750.

Total operating expenses decreased to $26,633 for the year ended March 31, 2009 from $28,826 in the same period last year. Sales and marketing expenses declined by $1,675 to $15,169 (33% of sales) from $16,844 (30% of sales) in the same period last year primarily due to decreased variable expenses for advertising, freight, and commission expenses by $963, $468, and $191 respectively. Personnel expense decreased by $392 primarily due to a net savings following a reduction in workforce in May 2008 partially offset by a one-time termination charge in March 2009 relating to an additional workforce reductions. Amortization increased due to a one-time impairment charge against the carrying value of the Rolodex® trademark of $386. Research and development expenses increased by $820 to $4,371 (10% of sales) from $3,551 (6% of sales) in the prior year. The increase is primarily due to a one-time charge relating to the liquidation of KEP in the amount of $732. Consulting and outsourced expenses also increased by $163, partially offset by decreased personnel costs of $96. General and administrative expenses decreased by $1,338 to $7,093 (15% of sales) from $8,431 (15% of sales) in the same period last year primarily due to approximately $600 of additional expenses related to the SII settlement agreement including an increase in incentive compensation accruals and associated legal and travel expenses in the prior year period. Personnel expense decreased by $345 primarily due to a net savings following a reduction in workforce in May 2008 partially offset by a one time termination charge in March 2009 relating to additional workforce reductions. Consulting, depreciation, bank fees, and doubtful accounts decreased by $230, $135, $94, and $301, respectively, partially offset by an increase in legal fees, accounting fees, and insurance of $294, $51, and $48, respectively.

For the year ended March 31, 2009 we had net interest income of $1 compared with net interest income of $116 in the same period in the prior year primarily due to lower interest income on investments.

Also for year ended March 31, 2009 there was a loss on investment of $370 resulting from the liquidation by its sponsor of a short-term fixed income fund.

Other, net was a loss of $103 for the year ended March 31, 2009 compared with a loss of $439 last year. For the year ended March 31, 2009 we recorded a gain on our program of selling euros at current rates for future settlement of $51 compared with a loss of $564 in the same period in the prior year.

At March 31, 2008, the Company had approximately $5.7 million of Deferred Tax Asset recorded on its Consolidated Balance Sheet which was established based on future projected taxable income. In view of the current year’s loss and the uncertainty economic conditions may have on the future business operations, management has concluded that it is more likely than not that the full value of the deferred tax asset would not be realized and as a result has taken a partial write down of $2.7 million in the current fiscal year ended March 31, 2009.

We have operations in a number of foreign countries and record sales and incur expenses in various foreign currencies. As the value of these currencies fluctuate from year to year against the US dollar, our revenues, operating expenses and results of operations are impacted. For the year ended March 31, 2009, approximately 39% of our sales were denominated in currencies other than the US dollar. For the year ended March 31, 2009, our sales and gross margin decreased by approximately $597 from the year over year difference in exchange rates for the various currencies (primarily the euro) in which we operate, while our selling, general and administrative expenses were approximately $233 lower due to the fluctuations in exchange rates. The net effect of the year over year fluctuations in exchange rates on our results of operations for the year ended March 31, 2009 was an increase of approximately $365 in our net loss.

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

As of March 31, 2009, we had no outstanding foreign exchange contracts.

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

Total revenue for the fiscal year ended March 31, 2008 of $60,581 included $3,500 reflected as “other operating revenue” that we received from two distribution partners, SII and Seiko U.K. Ltd. During the second quarter, we received $3,000 from SII in consideration for the elimination of minimum purchase commitments in the agreement under which SII distributes Franklin products in Japan and we distribute SII products in the United States and Germany. In March 2008, we entered into an agreement with Seiko U.K. Ltd. calling for a one-time payment of $500 to be made to us in consideration for the extension of the distribution agreement under which Seiko U.K. Ltd. distributes Franklin products in the United Kingdom and Ireland.

Gross margin increased by $8,029 primarily because of higher sales in the European business operation contributing $2,478 in gross margin dollars and $3,500 other operating revenue from the SII and Seiko UK agreements. The gross margin percentage, excluding the $3,500, increased by four percent from 46% in the 2007 fiscal year to 50% in the 2008 fiscal year, resulting in an additional increase of $2,283 in margin dollars. The lower gross margin percentage in the 2007 fiscal year resulted primarily from increased mark down and promotion allowances granted to certain customers in our North American operations, higher software amortization associated with release of certain new products in the 2008 fiscal year and inventory valuation provisions, primarily for one poorly performing product, in the 2008 fiscal year and the inclusion in the prior year of the higher margin technology licensing agreements. Excluding these agreements the gross margin percentage in the 2007 fiscal year would have been 49%.

Total operating expenses increased to $28,826 for the year ended March 31, 2008 from $27,117 in the same prior year period. Sales and marketing expenses increased by $964 to $16,844 (30% of sales) from $15,880 (30% of sales) in the same prior year period primarily due to increased spending of $371 for the Consumer Electronic Show and attendance at new shows in Europe and North America. Variable expenses for market development funds, freight, and commission increased by $267 due to higher sales. Personnel expense increased by $129 primarily due to corporate development expenses to establish strategic growth initiatives and operational efficiencies. Temporary labor increased by $111 primarily in the European business operation. Research and development expenses decreased by $850 to $3,551 (6% of sales) from $4,401 (8% of sales) in the prior year. The decrease is due to lower personnel and consultant costs related to lower fixed costs due to outsourced development of $495 and lower allocation of management information system (MIS) expense of $217. In addition, higher capitalization of software development work of $141 resulted in a decrease in net expense. General and administrative expenses increased by $1,595 to $8,431 (15% of sales) from $6,836 (13% of sales) in the prior year primarily due to approximately $720 of additional expenses related to the SII and Seiko UK agreements which included an increase in incentive compensation accruals and associated legal and travel expenses. Incremental expenses were incurred for corporate development of $616 to establish strategic growth initiatives and operating efficiencies. Doubtful account expense increased by $399 primarily due to a major customer declaring bankruptcy, partially offset by lower depreciation costs of $221.

For the year ended March 31, 2008 we had net interest income of $116 compared with net interest income of $207 in the same period last year. The decrease in interest income was primarily due to lower interest rates compared to the prior year.

Other, net was a loss of $439 for the year ended March 31, 2008 compared with a loss of $94 in the 2007 fiscal year. For the year ended March 31, 2008 we recorded a loss on our program of selling euros at current rates for future settlement of $564 compared with a loss of $213 in the same period in the prior year. In addition, the 2008 fiscal year included gains of $70 towards the settlement of patent claims compared to $195 in the prior year.

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

Inflation and Currency Transactions

Inflation had no significant effect on our operations for the two years ended March 31, 2009. However, competitive pressures and market conditions in the future may limit our ability to increase prices to compensate for general inflation or increases in prices charged by suppliers.

Our operating results may be affected by fluctuations in currency exchange rates. During the years ended March 31, 2008 and 2009, we entered into several foreign exchange forward contracts with financial institutions to limit our exposure to currency fluctuation loss on sales made by our European subsidiaries.

Seasonality

The “back to school” season (August to mid-September) and the Christmas selling season (October, November and December) are the strongest selling periods at retail for our products.

The following table sets forth unaudited net sales for each of our last twelve fiscal quarters:

	Quarter Ended June 30	Quarter Ended September 30	Quarter Ended December 31	Quarter Ended March 31
Fiscal 2009*	$11,993	$12,434	$13,535	$8,063
Fiscal 2008**	$13,675	$14,980	$17,044	$11,382
Fiscal 2007	$11,785	$12,276	$17,179	$10,973

*	Does not include settlement amounts paid by Nuance of $750.

**	Does not include settlement amounts paid by SII and Seiko UK Ltd for $3,000 and $500, respectively.

Future Income Tax Benefits

We have income tax benefits of $18,527 which can be utilized against future earnings and have provided an income tax valuation allowance of $15,527 against these tax assets. The remaining $3,000 balance is based upon our estimate of taxes that would be due and offset against our net operating loss carried forward, based upon our estimate of future earnings.

Changes in Financial Condition

Accounts receivable decreased by $1,743 to $4,357 on March 31, 2009 from $6,100 on March 31, 2008 primarily because of lower sales. Inventory decreased by $1,667 to $7,595 on March 31, 2009 from $9,262 on March 31, 2008 primarily as a result of management’s efforts to reduce inventory months on hand in Europe and the United States in line with the current sales levels. We had no outstanding borrowings under our credit facility at the end of each of our last two fiscal years.

Capital Expenditures

As of March 31, 2009 we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Liquidity and Capital Resources

Cash and cash equivalents increased to $12,013 at March 31, 2009 from $11,824 at March 31, 2008. Cash provided by operating activities was approximately $2.6 million in fiscal 2009 compared to $4.8 million in fiscal 2008. Cash provided by operating activities included proceeds from a litigation settlement providing a net benefit of $600 in fiscal 2009. Cash provided by operating activities in fiscal 2008 included payments from Seiko Instruments, Inc and Seiko U.K. Ltd., providing $3.0 million and $500 respectively, in consideration for the elimination of minimum purchase commitments and of an extension of an existing distribution agreement.

Net cash used in investing activities for fiscal 2009 was approximately $1.3 million, compared to cash provided from investing activities of $300 in fiscal 2008. The increase in cash usage was primarily as a result of a decrease in short-term investments in the current fiscal year compared to the same period in the prior year. Current year investments are in short-term U.S. Treasuries which provide liquidity at minimum risk.

On March 31, 2009, we entered into an amendment (the “Amendment”) to our Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association (“PNC”) dated December 7, 2004, as amended.

The Amendment modifies the Credit Agreement with PNC by providing for a $8,500 revolving credit facility with sublimits of $1,500 for Letters of Credit, $500 for foreign currency borrowings and subject to certain conditions $5,000 for acquisitions by the Company. The Amendment also modifies the Base Rate (as defined in the Credit Agreement) upon which the Revolving Interest Rate may be determined to be the greater of the Prime Rate, the sum of the Federal Funds Open Rate plus 50 basis points or the Daily LIBOR Rate plus 100 basis points and requires that any Advance made to the Company under the Agreement be fully secured by cash, money market funds and certificates of deposit held by or deposited with PNC. The minimum Fixed Charge Coverage Ratio was amended for the quarter ended March 31, 2009 to no less than .60x to 1.0 and permitted add-back of certain non-cash items to the Company’s EBITDA calculation. The minimum Fixed Charge Coverage Ratio reverts back to 1.25x to 1.0 for the fiscal quarter ending June 30, 2009 and each quarter thereafter.

The Credit Agreement contains certain financial covenants and restrictions on indebtedness, business combinations and other related items. The Fixed Charge Coverage Ratio was amended for the March 31, 2009 quarter end, as indicated above, and for the December 31, 2008 quarter end, in both cases to ease the covenant requirement. However, at March 31, 2009, the Company was in breach of the Fixed Charge Coverage Ratio and the Funded Debt to EBITDA Ratio contained in the Amendment. As of March 31, 2009, we had no borrowings under the Credit Agreement. On June 22, 2009, the bank granted a waiver of the covenant breaches specified above.

We rely primarily on our operating cash flow to support our operations. Over the last three years we generated cash flow from operations of $7,728. We believe our cash flow from operations, and existing cash and short-term investment balances will be adequate to satisfy our cash needs for the next twelve months. The amount of credit available under the facility at any time is based upon a formula applied to our accounts receivable and inventory. As of March 31, 2009, we had credit available of $8,500 based on this formula. Our credit availability and borrowings under the facility fluctuate during the year because of the seasonal nature of our business. During the year ended March 31, 2009, maximum availability and borrowings under our Credit Agreement approximated $10,721 and $0, respectively. We do not have any significant capital leases and anticipate that depreciation and amortization for fiscal 2010 will exceed planned capital expenditures.

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

Asset Impairment—In assessing the recoverability of our fixed assets, goodwill and other non-current assets, which includes the deferred tax asset, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors.

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

Multiple Element Arrangements—We occasionally enter into multiple element arrangements, primarily involving the licensing of our software technology which generally includes technology licensing fees and annual support fees. We begin recognizing the related revenue when technology is delivered and accepted by the customer with the total amount being spread evenly over the term of the support agreement. As of March 31, 2009 the unrecognized portion of revenue related to these agreements was $956 and is included in the Deferred Revenue caption on our consolidated balance sheets.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a small reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Shareholders and Directors of

Franklin Electronic Publishers, Incorporated

Burlington, New Jersey 08016

We have audited the accompanying consolidated balance sheets of Franklin Electronic Publishers, Incorporated and subsidiaries as of March 31, 2009 and 2008 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years ended March 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklin Electronic Publishers, Incorporated and subsidiaries as of March 31, 2009 and 2008, and the results of its operations and cash flows for each of the three years ended March 31, 2009 in conformity with accounting principles generally accepted in the United States.

/s/ Radin, Glass & Co., LLP

Certified Public Accountants

New York, New York

June 23, 2009

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except for per share data)

	Year Ended March 31,
	2009	2008	2007
SALES	$46,025	$57,081	$52,213
OTHER OPERATING REVENUE	750	3,500	—

TOTAL REVENUE	46,775	60,581	52,213
COST OF SALES	23,959	28,660	28,321

GROSS MARGIN	22,816	31,921	23,892

EXPENSES:
Sales and marketing	15,169	16,844	15,880
Research and development	4,371	3,551	4,401
General and administrative	7,093	8,431	6,836

Total operating expenses	26,633	28,826	27,117

OPERATING INCOME (LOSS)	(3,817)	3,095	(3,225)
Interest income, net	1	116	207
Loss on Investment	(370)	—	—
Other, net	(103)	(439)	(94)

INCOME (LOSS) BEFORE INCOME TAXES	(4,289)	2,772	(3,112)
INCOME TAX PROVISION (Note 13)	2,839	237	68

NET INCOME (LOSS)	$(7,128)	$2,535	$(3,180)
NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.86)	$0.31	$(0.39)

Diluted	$(0.86)	$0.30	$(0.39)

WEIGHTED AVERAGE COMMON SHARES:
Basic	8,273	8,236	8,216

Diluted	8,273	8,458	8,216

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 3)	$12,013	$11,824
Accounts receivable, less allowance for doubtful accounts of $406 and $649	4,357	6,100
Inventories (Note 4)	7,595	9,262
Prepaids and other assets	702	1,017

TOTAL CURRENT ASSETS	24,667	28,203

PROPERTY AND EQUIPMENT (Note 5)	735	1,167

OTHER ASSETS:
Deferred income tax asset (Notes 2 and 13)	3,000	5,700
Trademark and goodwill (Notes 2 and 7)	1,879	2,265
Software development costs	1,838	2,052
Other assets (Notes 2 and 6)	1,300	2,531

TOTAL OTHER ASSETS	8,017	12,548

TOTAL ASSETS	$33,419	$41,918

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses (Note 8)	$7,356	$7,896
Current portion of long-term liabilities - Other	69	103

TOTAL CURRENT LIABILITIES	7,425	7,999

OTHER LIABILITIES (Note 9)	1,165	1,219
DEFERRED REVENUE (Note 2)	956	451
DEFERRED GAIN ON SALE AND LEASEBACK (Note 5)	3,141	3,587
SHAREHOLDERS’ EQUITY (Note 12):
Common stock, $0.01 par value, authorized 50,000,000 shares, issued and outstanding, 8,273,936 and 8,265,196 shares	83	83
Additional paid in capital	51,255	50,978
Retained earnings (deficit)	(29,212)	(22,084)
Foreign currency translation adjustment (Note 2)	(1,394)	(315)

TOTAL SHAREHOLDERS’ EQUITY	20,732	28,662

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$33,419	$41,918

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Year Ended March 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$(7,128)	$2,535	$(3,180)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	3,103	3,155	4,251
Provision for losses on accounts receivable	187	543	121
Loss (gain) on disposal of property and equipment	12	3	(31)
Trademark write-down	386	—	—
Stock and options issued for services	271	180	74
Source (use) of cash from change in operating assets and liabilities:
Accounts receivable	1,556	(27)	19
Inventories	1,667	(807)	(964)
Prepaids and other assets	315	514	127
Accounts payable and accrued expenses	(568)	(1,285)	1
Deferred Tax	2,700	—	—
Other, net	50	(41)	(11)

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,551	4,770	407
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(276)	(454)	(789)
Proceeds from sale of property and equipment	15	23	49
Software development costs	(1,020)	(1,020)	(879)
Investment in Kreutzfeldt Electronic Publishing	—	—	(852)
Short-term investments	—	2,088	4,892
Change in other assets	25	(384)	(492)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,256)	253	1,929
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	6	56	3
Other liabilities	(33)	(34)	4

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(27)	22	7
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,079)	465	261

INCREASE IN CASH AND CASH EQUIVALENTS	189	5,510	2,604
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,824	6,314	3,710

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,013	$11,824	$6,314

SUPPLEMENTAL DATA:
Cash paid (received) during the years:
Income taxes	$115	$100	$(76)
Interest expense	$439	$94	$165

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except for share data)

					Accumulated Other	Total
	Common Stock		Additional	Retained	Comprehensive	Shareholders’
	Shares	Amount	Paid in Capital	Earnings	Income *	Equity
BALANCE - MARCH 31, 2006	8,209,771	$82	$50,650	$(21,439)	$(1,041)	$28,252

Amortization of deferred compensation expense for shares issued for services and issuance of options	5,450	—	90	—	—	90
Issuance of common shares under employee stock option plan	2,700	—	3	—	—	3
Income for the period	—	—	—	(3,180)	—	(3,180)
Foreign currency translation adjustment	—	—	—	—	261	261

BALANCE - MARCH 31, 2007	8,217,921	$82	$50,743	$(24,619)	$(780)	$25,426

Amortization of deferred compensation expense for shares and options issued for services	7,950	—	180	—	—	180
Issuance of common shares under employee stock option plan	39,325	1	55	—	—	56
Income for the period	—	—	—	2,535	—	2,535
Foreign currency translation adjustment	—	—	—	—	465	465

BALANCE - MARCH 31, 2008	8,265,196	$83	$50,978	$(22,084)	$(315)	$28,662

Amortization of deferred compensation expense for shares and options issued for services	8,400	—	271	—	—	271
Termination of unvested restricted stock issued for services	(4,800)	—	—	—	—	—
Issuance of common shares under employee stock option plan	5,140	—	6	—	—	6
Loss for the period	—	—	—	(7,128)	—	(7,128)
Foreign currency translation adjustment	—	—	—	—	(1,079)	(1,079)

BALANCE - MARCH 31, 2009	8,273,936	$83	$51,255	$(29,212)	$(1,394)	$20,732

*	Comprehensive income, i.e., net income (loss), plus, or less, the change in foreign currency balance sheet translation adjustments, totaled $(8,207), $3,000 and ($2,919) for the fiscal years ended March 31, 2009, 2008 and 2007 respectively.

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

Trademark and Goodwill:

The ROLODEX® trademark is carried at the lower of impaired cost or fair value. Goodwill of purchased businesses is recorded at the lower of cost less amortization through March 31, 2002 or fair value.

For the year ended March 31, 2009 the Company recorded a $386 impairment charge against the ROLODEX® trademark.

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

Revenue:

The Company recognizes revenue when it is realized. Approximately 95% of the Company’s revenue arises from the shipment of products. The Company considers revenue realized when the product has been shipped or the services have been provided to the customer, and collectability is reasonably assured. The Company’s sales are made with right of return or exchange for defective products, generally within one year from the original retail purchase. Revenue is reduced for estimated customer returns and other allowances. Sales returns are generally estimated and recorded based on historical sales and returns information. Products that exhibit unusual sales or return patterns are specifically investigated and analyzed as part of the accounting process.

The Company accrues for mark down money at the time of sale based on historical experience. The accrual is adjusted quarterly based on actual and anticipated claims.

The Company occasionally enters into multiple element arrangements, primarily involving its software technology which generally includes technology licensing fees and annual support fees. The Company begins recognizing the related revenue when technology is delivered and accepted by the customer with the total amount being spread evenly over the term of the support agreement. As of March 31, 2009 the unrecognized portion of revenue related to these agreements was $956 and is included in the Deferred Revenue caption on the Company’s balance sheets.

Software Development Costs:

The capitalization of software development costs and the related amortization is in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”. Software costs, which are capitalized after technological feasibility is established, totaled $1,020, $1,020 and $879 for the fiscal years ended March 31, 2009, 2008 and 2007 respectively.

Amortization included in the accompanying Consolidated Statement of Operations for fiscal years ended March 31, 2009, 2008, and 2007, was $1,234, $1,394 and $2,075, respectively.

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

The Company from time to time enters into forward foreign exchange contracts to protect the cash flow from its existing assets valued in foreign currency. Economic gains or losses on these contracts are generally offset by the gains or losses on underlying transactions. The Company only enters into contracts with major financial institutions that have an “A” (or equivalent) credit rating. All outstanding foreign exchange contracts are marked-to market at the end of each accounting period with unrealized gains and losses included in results of operations.

As of March 31, 2009 the Company had no outstanding foreign exchange contracts.

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

Income Taxes:

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates in effect in the years in which the differences are expected to reverse. The Company’s $3,000 deferred tax asset is based upon the Company’s estimate of taxes that would be due and offset against the Company’s net operating loss carry forward, based upon its estimate of future earnings.

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

The results of operations for the year ended March 31, 2009 include non-cash compensation expense of approximately $271 for the amortization of restricted shares and stock option expense.

Reclassifications:

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Web Site Development Costs:

The Company accounts for web site development costs in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-2, “Accounting for Web Site Development Costs”. The Company provides for the capitalization of web site development costs and amortizes the costs over its useful life.

3.	CASH AND CASH EQUIVALENTS

The Company classifies as cash equivalents highly liquid investments with maturities of less than ninety days. Occasionally, the Company holds cash at a particular institution in excess of $250, which exceeds the FDIC insurance limits and is therefore uninsured.

4.	INVENTORIES

Inventories consist of:

	March 31,
	2009	2008
Finished products	$7,531	$9,145
Component parts	64	117

	$7,595	$9,262

5.	PROPERTY AND EQUIPMENT

Property and equipment consist of:

	March 31,
	2009	2008
Furniture, equipment and leasehold improvements	6,588	6,657
Tooling	5,233	5,112
Computer software purchased	1,547	1,590

	13,368	13,359
Accumulated depreciation and amortization	12,633	12,192

	$735	$1,167

On January 18, 2006, the Company completed the sale of its headquarters building. The Company entered into an agreement to lease back the building for a term of ten years and three months with an initial annual fixed rent of $737. The Company is responsible for payment of all real estate taxes and utilities, most repairs, and is required to maintain appropriate insurance coverage. It has provided to the Landlord a refundable security deposit of $368. The Company can extend the term of the Lease upon 12 months notice for an additional ten years upon the same terms and conditions, except that the rent shall be 95% of the then Fair Market Value. As of March 31, 2009, a gain of $3,141 on the sale has been deferred and will be recognized over the remaining lease term. The deferred gain is recorded on the consolidated balance sheets under the caption Deferred Gain on Sale and Leaseback.

6.	OTHER ASSETS

Other assets consist of:

	March 31,
	2009	2008
Trademarks and patents	$119	$125
Enterprise resource planning software (net of amortization of $3,201 and $2,803)	362	775
Advance royalties and licenses	306	325
Other intangible assets (net of amortization of $778 and $175)	0	603
Deposits and other assets	513	703

	$1,300	$2,531

On March 9, 2009, the Company concluded that an impairment had occurred to the carrying value of other intangible assets allocated to its data conversion subsidiary, Kreutzfeldt Electronic Publishing GmbH (KEP) in Hamburg, Germany. On March 10, 2009, the managing directors of KEP opened insolvency proceedings. The Company recorded a non-cash goodwill impairment charge of $496 in the quarter ending March 31, 2009.

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

For the year ended March 31, 2009, the Company recorded a $386 impairment charge against the Rolodex® trademark.

8.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:

	March 31,
	2009	2008
Trade accounts payable	$2,595	$3,219
Accrued payroll, bonus, benefits and taxes	2,268	2,466
Accrued sales allowances	455	444
Accrued royalties	453	383
Accrued expenses—other	937	900
Deferred rent	648	484

	$7,356	$7,896

9.	LONG-TERM LIABILITIES

Long-term liabilities consist of:

	March 31,
	2009	2008
Post retirement obligation	$1,181	$1,213
Other	53	109

	1,234	1,322
Less current portion	69	103

	$1,165	$1,219

The aggregate maturities of the long-term liabilities for the five years after March 31, 2009 are as follows:

Years Ending March 31,
2010	69
2011	66
2012	70
2013	74
2014	79

On March 31, 2009, we entered into an amendment (the “Amendment”) to the Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association (“PNC”) dated December 7, 2004, as amended.

The Amendment modifies the Credit Agreement with PNC by providing for a $8,500 revolving credit facility with sublimits of $1,500 for Letters of Credit, $500 for foreign currency borrowings and subject to certain conditions $5,000 for acquisitions by the

Company. The Amendment also modifies the Base Rate (as defined in the Credit Agreement) upon which the Revolving Interest Rate may be determined to be the greater of the Prime Rate, the sum of the Federal Funds Open Rate plus 50 basis points or the Daily LIBOR Rate plus 100 basis points and requires that any Advance made to the Company under the Agreement be fully secured by cash, money market funds and certificates of deposit held by or deposited with PNC. The minimum Fixed Charge Coverage Ratio was amended for the quarter ended March 31, 2009 to no less than .60x to 1.0 and permitted add-back of certain non-cash items to the Company’s EBITDA calculation. The minimum Fixed Charge Coverage Ratio reverts back to 1.25x to 1.0 for the fiscal quarter ending June 30, 2009 and each quarter thereafter.

The Credit Agreement contains certain financial covenants and restrictions on indebtedness, business combinations and other related items. The Fixed Charge Coverage Ratio was amended for the March 31, 2009 quarter end, as indicated above, and for the December 31, 2008 quarter end, in both cases to ease the covenant requirement. However, at March 31, 2009, the Company was in breach of the Fixed Charge Coverage Ratio and the Funded Debt to EBITDA Ratio contained in the Amendment. As of March 31, 2009, we had no borrowings under the Credit Agreement. On June 22, 2009, the bank granted a waiver of the covenant breaches specified above.

Long-term liabilities consist primarily of a post retirement obligation to a former CEO of the Company. The long-term balance of this obligation was $1,015 and $1,050 as of March 31, 2009 and 2008, respectively.

10.	ADVERTISING AND MEDIA COSTS

Advertising costs for the years ended March 31, 2009, 2008 and 2007 were $3,055, $3,884, and $3,683, respectively. Deferrals of direct response advertising were not material.

11.	COMMITMENTS

Lease Commitments:

Rent expense under all operating leases was $1,173, $1,148, and $1,061, for the years ended March 31, 2009, 2008 and 2007, respectively. The future minimum rental payments to be made under non-cancelable operating leases, principally for facilities, as of March 31, 2009 were as follows:

Years Ending March 31,
2010	$1,226
2011	1,106
2012	1,078
2013	1,120
2014	1,136

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

Restricted Stock Plan and Unearned Portion of Common Stock Issued for Services:

The Company’s 2005 Restricted Stock Plan provides for the grant of shares of common stock for services. The shares are subject to a restriction on transfer, which requires the holder to remain employed by the Company for up to three years in order to receive the shares. As of March 31, 2009, there were a total of 32,225 shares of common stock available for distribution under both the 2005 Restricted Stock Plan and the prior plan. For the year ended March 31, 2009, 8,400 shares of restricted stock were issued under the 2005 Restricted Stock Plan. The Company recorded non-cash compensation of $20 relating to shares issued under the Company’s Restricted Stock Plan for the year ended March 31, 2009.

Employee Stock Options:

Under the Company’s 2005 Stock Option Plan (the “2005 Plan”), 1,500,000 shares of common stock have been reserved for issuance. The Plan authorizes the Company to grant options to purchase shares of common stock to key employees, consultants and outside directors of the Company.

The 2005 Plan provides for granting of options to purchase shares of common stock at not less than the fair market value on the date of grant. An option may not be granted for a period in excess of ten years from the date of grant. Options are not transferable by the optionee other than upon death. Under the terms of the 2005 Plan, an employee may deliver shares of common stock as payment for options being exercised. The shares are valued at the closing price on the date of exercise. As of March 31, 2009, 713,804 shares remained available for grant under the 2005 Plan.

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

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes model incorporates assumptions as to dividend yield, volatility, an appropriate risk-free interest rate and the expected life of the option. Many of these assumptions require management’s judgment. The Company’s volatility is based upon historical volatility of the Company’s stock. The results of operations for the year ended March 31, 2009 include non-cash compensation expense of approximately $251 for the amortization of stock option expense.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options granted during the years ended March 31, 2009, 2008, and 2007, respectively: annual dividends of $0.00 for all years, expected volatility of 70.0%, 42.0% and 42.0%, risk free interest rate of 2.6%, 4.0% and 4.7% and expected life of between 5 and 6.25 years for all grants. The number of shares granted, the weighted-average exercise price and weighted average fair value of the stock options granted during the years ended March 31, 2009, 2008, and 2007 were as follows:

	Number of Shares Granted	Weighted- Average Exercise Price	Weighted- Average Fair Value
Year ended March 31, 2007
Exercise price equals market value	105,995	$2.10	$0.95
Year ended March 31, 2008
Exercise price equals market value	472,178	$3.44	$1.62
Year ended March 31, 2009
Exercise price equals market value	475,356	$1.17	$0.71

The following table summarizes the changes in options outstanding and the related price ranges for shares of common stock:

		Stock Options
		Shares	Weighted Average Exercise Price
	Outstanding at March 31, 2006	2,774,379	4.71
	Granted	105,995	2.10
	Exercised	(2,700)	1.20
	Expired or cancelled	(226,428)	7.16

	Outstanding at March 31, 2007	2,651,246	4.40
	Granted	472,178	3.44
	Exercised	(39,325)	1.40
	Expired or cancelled	(321,209)	7.20

	Outstanding at March 31, 2008	2,762,890	3.95
	Granted	475,356	1.17
	Exercised	(5,140)	1.20
	Expired or cancelled	(448,347)	4.95

	Outstanding at March 31, 2009	2,784,759	3.33

Outstanding options by plan:	1988 Plan	234,570
	1998 Plan	1,713,993
	2005 Plan	786,196
	Outside of Plan	50,000
	Options available for grant under the 2005 Plan	713,804
	Options available for grant under the 1998 Plan	—
	No options were available for grant under the 1988 Plan	—

The following table summarizes information about stock options outstanding at March 31, 2009:

	Options outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.89 – $ 1.63	778,603	6.68	$1.32	353,447	$1.44
1.80 – 2.24	141,870	7.58	$2.09	108,245	$2.11
2.26 – 3.14	320,677	5.60	$2.88	259,552	$2.86
3.45 – 3.80	513,455	3.98	$3.64	513,455	$3.63
3.81 – 4.15	548,530	4.47	$3.88	417,731	$3.90
4.25 – 5.69	135,858	2.85	$4.79	135,858	$4.75
5.75 – 10.06	345,766	0.74	$7.00	345,766	$6.82

$ 0.89 – $ 10.06	2,784,759		$3.33	2,134,054	$3.74

Options exercisable and the weighted average exercise price at March 31, 2008 and March 31, 2007, were 2,319,813 options and $4.06, and 2,508,002 options and $4.51, respectively.

13.	INCOME TAXES

The components of the net deferred income tax asset are the following:

	March 31,
	2009	2008
US loss carry forward—Franklin	$14,254	$12,491
Inventory valuation allowances	599	458
Trademark Impairment charge, net of prior amortization	933	1,160
Gain on sale of headquarters building	1,202	1,371
Other items (taxable) deductible in future years—net	1,539	1,420

	18,527	16,900
Deferred income tax valuation allowance	15,527	11,200

	$3,000	$5,700

Deferred income taxes result from temporary differences between income tax and financial reporting computed at the effective income tax rate. A valuation allowance has been provided to reduce the deferred income tax asset to the amount which is expected more likely than not to be realized.

The income tax provision consists of the following:

	Year ended March 31,
	2009	2008	2007
Federal (Reversal of Deferred Tax Asset – 2009)	$2,700	$41	$(18)
State and Other	(7)	(14)	24
Foreign	146	210	62

	$2,839	$237	$68

The reconciliation of income taxes shown in the financial statements and amounts computed by applying the Federal income tax rate of 35% for the years ended March 31, 2009, 2008 and 2007 is as follows:

	Year Ended March 31,
	2009	2008	2007
Income (loss) before income taxes	$(4,290)	$2,772	$(3,112)

Computed expected tax	1,502	970	(1,089)
Effect of non-deductible expenses	15	70	20
Reversal of deferred tax asset	2,700	0	0
Foreign tax provision	146	210	62
State tax provision	(7)	27	6
Change in valuation allowance	1,487	(1,040)	1,069

Provision for income taxes	$2,839	$237	$68

Effective April 1, 1997, the Company filed elections with the Internal Revenue Service to treat most of its foreign subsidiaries as divisions of the parent for U.S. income tax reporting.

The loss carry forward and expiration date are as follows:

	Amount	Expiration Date
United States	$37,500	2019 - 2028

14.	SEGMENT AND GEOGRAPHIC INFORMATION

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

Year ended March 31, 2009	North America	Europe	Other International	Other Domestic	Corporate	Consolidated
Sales	$23,718	$15,816	$4,844	$1,647	$—	$46,025
Other operating revenue	—	—	—	—	750	750
Cost of sales	11,625	7,300	2,505	55	2,474	23,959

Gross margin	12,093	8,516	2,339	1,592	(1,724)	22,816
Operating expenses:
Sales and marketing	7,211	3,878	1,038	408	2,634	15,169
Research and development	—	—	97	363	3,911	4,371
General and administrative	303	889	369	—	5,532	7,093

Total expense	7,514	4,767	1,504	771	12,077	26,633
Operating income	$4,579	$3,749	$835	$821	$(13,801)	$(3,817)

Year ended March 31, 2008	North America	Europe	Other International	Other Domestic	Corporate	Consolidated
Sales	$32,066	$18,422	$5,663	$930	$—	$57,081
Other operating revenue	—	—	—	—	3,500	3,500
Cost of sales	15,591	8,158	2,965	83	1,863	28,660

Gross margin	16,475	10,264	2,698	847	1,637	31,921
Operating expenses:
Sales and marketing	8,734	4,027	1,320	448	2,315	16,844
Research and development	—	—	63	400	3,088	3,551
General and administrative	1,085	1,023	363	(14)	5,974	8,431

Total expense	9,819	5,050	1,746	834	11,377	28,826
Operating income	$6,656	$5,214	$952	$13	$(9,740)	$3,095

Year ended March 31, 2007	North America	Europe	Other International	Other Domestic	Corporate	Consolidated
Sales	$31,698	$13,815	$5,836	$864	$—	$52,213
Cost of sales	15,202	6,029	2,945	148	3,997	28,321

Gross margin	16,496	7,786	2,891	716	(3,997)	23,892
Operating expenses:
Sales and marketing	8,621	3,402	1,395	211	2,251	15,880
Research and development	—	—	180	296	3,925	4,401
General and administrative	711	806	366	86	4,867	6,836

Total expense	9,332	4,208	1,941	593	11,043	27,117
Operating income	$7,164	$3,578	$950	$123	$(15,040)	$(3,225)

For the fiscal years ended March 31, 2009, 2008 and 2007, no customer accounted for more than 10% of the Company’s revenues.

For the fiscal year ended March 31, 2009, four suppliers accounted for more than 10% of the Company’s purchases of its inventory. The four suppliers individually accounted for 39%, 23%, 11% and 10% of inventory purchases. For the fiscal year ended March 31, 2008, three suppliers accounted for more than 10% of the Company’s purchases of its inventory. The three suppliers individually accounted for 29%, 28%, and 13% of inventory purchases. For the fiscal year ended March 31, 2007, four suppliers accounted for more than 10% of the Company’s purchases of its inventory. The four suppliers individually accounted for 27%, 23%, 14% and 11% of inventory purchases.

KREUTZFELDT ELECTRONIC PUBLISHING GMBH

On March 9, 2009, the Company concluded that an impairment had occurred to the carrying value of other intangible assets allocated to its data conversion subsidiary, Kreutzfeldt Electronic Publishing GmbH (KEP) in Hamburg, Germany. On March 10, 2009, the managing directors of KEP opened insolvency proceedings. The Company recorded a non-cash goodwill impairment charge of $496 in the year ended March 31, 2009.

JOINT VENTURE AGREEMENT

During the quarter ended September 30, 2006 the Company entered into a joint venture relationship with Keysbond Ltd. of Hong Kong (“KB”), an electronics development and manufacturing concern, under which the Company and Keysbond incorporated and jointly owned Embedded Linguistic Solutions (HK) Ltd. (“ELS”), a software development company based in Hong Kong. As of March 31, 2009 the Company and KB entered into a winding up agreement by which ELS ceased operations on April 1, 2009. The winding up agreement obligates the Company to make minimum purchases from Keysbond through January 31, 2010, including minimum purchases of (a) $4,500 during the one year period ending July 31, 2009 and (b) 7.5% of the Company’s sales for the six month period ended March 31, 2009. As a result of the winding up agreement, the Company wrote down its net investment of $40 in the year ended March 31, 2009.

ADOBE SYSTEMS INCORPORATED CONTRACT RENEWAL

On August 6, 2008 our Proximity Technology Division (“Proximity”) announced that Adobe Systems, Inc. (“Adobe”), a leading provider of graphic design and publishing software worldwide, has extended the term of its long standing license for four years beginning October 1, 2008 for Proximity’s spelling error detection and correction, hyphenation, and thesaurus software. The Company will recognize revenue of $6.3 million over the initial four year extension. The agreements provide Adobe with a two year renewal option that if exercised would result in recognition of an additional $3.8 million in revenue over the two year extension period. For the year ended March 31, 2009, $788 of the $6.3 million was included in Sales.

NUANCE COMMUNICATION INC. SETTLEMENT AGREEMENT

On January 8, 2009, the Company resolved litigation, pending on appeal before the United States Court of Appeals for the Third Circuit, against Nuance Communications, Inc. (“Nuance”) and Caere Corporation (“Caere”) pursuant to a License and Settlement Agreement (the “Agreement”) with Nuance and Caere. Under the terms of the Agreement, Nuance and Caere have taken a prospective ten-year royalty bearing license for certain linguistic software that is licensed by Proximity and the Company has released Nuance and Caere from its pending claims. As a result of entering into the Agreement, the Company received a $750 payment and recognized approximately $600 initial benefit (net of related expenses) to net income in the year ending March 31, 2009.

15.	VALUATION AND RESERVE ACCOUNTS

Franklin Electronic Publishers, Incorporated

Valuation and Reserve Accounts

For the years ended March 31, 2009, 2008 and 2007

(in thousands)

	Balance at Beginning of Period	Charges to Revenue or Expenses	Deductions		Balance at End of Period
Allowance for Bad Debts:
Year ended March 31, 2009	$649	$160	$403	(1)	$406
Year ended March 31, 2008	$306	$551	$208	(1)	$649
Year ended March 31, 2007	$280	$121	$95	(1)	$306
Allowance for Sales Returns:
Year ended March 31, 2009	$500	$1,532	$1,635	(2)	$397
Year ended March 31, 2008	$655	$2,509	$2,664	(2)	$500
Year ended March 31, 2007	$1,116	$3,199	$3,660	(2)	$655
Allowance for Mark Downs:
Year ended March 31, 2009	$261	$610	$598	(3)	$272
Year ended March 31, 2008	$418	$359	$516	(3)	$261
Year ended March 31, 2007	$40	$886	$508	(3)	$418

Notes:

(1)	Write-offs of Accounts Receivable net of recoveries.

(2)	Return offset against provision.

(3)	Mark Downs offset against provision.

16.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standard Board (the “FASB”) issued SFAS No. 141(R), “Business Combination” (“SFAS 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This statement is effective for fiscal years beginning after December 15, 2008. The Company does not believe that SFAS No. 141(R) will have a material impact on its financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest In Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. This statement is effective for fiscal years beginning after December 15, 2008. The Company does not believe that SFAS 160 will have a material impact on its financial position, results of operations, or cash flows.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company does not believe that SFAS 161 will have a material impact on its financial position, results of operations, or cash flows.

In May 2008, the FASB issued Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60” (“SFAS 163”). SFAS 163 requires recognition of an insurance claim liability obligation. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. Early application is not permitted. The Company’s adoption of SFAS 163 will not have a material impact on its financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, it provides that the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R (revised 2007), “Business Combinations” (“SFAS No. 141R”) and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The application of FSP SFAS 142-3 did not have a material impact on the Company’s financial condition, results of operations and cash flows upon adoption; however, future transactions entered into by the Company will need to be evaluated under the requirements of this FSP.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The implementation of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

17.	SUMMARIZED QUARTERLY FINANCIAL DATA (unaudited)

	Quarter Ended
	June 30	September 30	December 31	March 31
Fiscal 2009
Net sales	$11,993	$12,434	$13,535	$8,063
Other operating revenue	—	—	—	750

Total Revenue	$11,993	$12,434	$13,535	$8,813
Gross margin	5,864	5,975	7,154	3,823
Net income (loss)	(1,163)	(231)	733	(6,467)
Net income (loss) per common share:
Basic	(.14)	(.03)	.09	(.78)
Diluted	(.14)	(.03)	.09	(.78)
Fiscal 2008
Net sales	$13,675	$14,980	$17,044	$11,382
Other operating revenue	—	3,000	—	500

Total Revenue	$13,675	$17,980	$17,044	$11,882
Gross margin	6,797	10,069	8,524	6,531
Net income (loss)	68	2,782	741	(1,056)
Net income (loss) per common share:
Basic	.01	.34	.09	(0.13)
Diluted	.01	.33	.09	(0.13)
Fiscal 2007
Net sales	$11,785	$12,276	$17,179	$10,973
Gross margin	5,322	5,536	8,111	4,923
Net income (loss)	(1,039)	(898)	393	(1,636)
Net income (loss) per common share:
Basic	(0.13)	(0.11)	.05	(0.20)
Diluted	(0.13)	(0.11)	.05	(0.20)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A(T). CONTROLS AND PROCEDURES

As of March 31, 2009 (the end of the period covered by this report), our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Our senior management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934), designed provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act.

Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has evaluated the effectiveness of its internal control over financial reporting as of March 31, 2009 based on the criteria set forth in a report entitled “Internal Control—Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, we have concluded that, as of March 31, 2009, our internal control over financial reporting is effective based on those criteria.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting of the Company. Our management report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

No change occurred in our internal controls concerning financial reporting during the fourth quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

NONE

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name of Directors	Principal Occupation	Age	Became a Director
Edward H. Cohen	Counsel, Katten Muchin Rosenman LLP	70	1987

Barry J. Lipsky	President and Chief Executive Officer of the Company	58	1997

Leonard M. Lodish	Professor of Marketing, Wharton School of the University of Pennsylvania	65	1987

James Meister	Retired Executive, formerly President, Chief Executive Officer and Non-Executive Chairman, Kings Super Markets, Inc.	67	1996

Howard L. Morgan	President, Arca Group Inc.	63	1981

Jerry R. Schubel	President, Aquarium of the Pacific	73	1991

James H. Simons	Chairman of the Board, Renaissance Technologies LLC	71	1983

William H. Turner	Acting Dean, College of Business, Montclair State University	69	1994

No family relationship exists between any director and executive officer of the Company.

Mr. Cohen is counsel to the law firm of Katten Muchin Rosenman LLP, with which he has been affiliated since 1963. He is a director of Phillips-Van Heusen Corporation, a manufacturer and marketer of apparel and footwear, Gilman Ciocia, Inc., a financial services and tax preparation firm, and Merrimac Industries, Inc., a manufacturer of radio frequency (RF) microwave signal processing components and subsystem assemblies.

Mr. Lipsky joined us as Vice President in February 1985. He was elected our Executive Vice President in 1997, Interim President and Chief Operating Officer in April 1999 and our President and Chief Executive Officer in May 1999. Mr. Lipsky has been a Director or Managing Director of our Hong Kong subsidiary since its inception in 1985 and Chairman of such subsidiary since May 2008. Prior to joining us and from 1972, Mr. Lipsky was employed by Mura Corporation of Hicksville, New York, a designer and importer of consumer electronic products and custom components.

Dr. Lodish is the Samuel R. Harrell Professor of Marketing at the Wharton School of the University of Pennsylvania and since 2001, he has been the Vice Dean, Wharton West at the Wharton School. He has been a Professor of Marketing since 1976, and was Chairman of the Marketing Department of the Wharton School from 1984 to 1988 and 1992 to 1994. He is a director of J&J Snack Foods, Inc., a producer and marketer of specialty foods.

Mr. Meister retired in August 2004 after serving as the Non-Executive Chairman of Kings Super Markets, Inc., a food retailer owned by Marks & Spencer p.l.c, since October 2003. Prior to July 1998, Mr. Meister had been employed with Kings Super Markets, Inc. for twenty-four years. Mr. Meister was President and Chief Executive Officer of Kings Super Markets, Inc. from 1988 until July 1998.

Dr. Morgan is, and for more than the past six years has been, President of Arca Group, Inc., a consulting and investment management firm, and since January 1999 has been a director of and consultant to Idealab, which creates and operates internet companies. Since 2005, he has been a partner of First Round Capital, a venture investment firm. Dr. Morgan was Professor of Decision Sciences at the Wharton School of the University of Pennsylvania from 1972 through 1986. He is a director of Internet Brands, Inc.

Dr. Schubel became President and Chief Executive Officer of the Aquarium of the Pacific in Long Beach, California in June 2002. Prior to that he was President and Chief Executive Officer of the New England Aquarium from 1994 to 2001, and Dean and Director of the Marine Sciences Research Center of the State University of New York at Stony Brook from 1974 to 1994. He is a director of the International Resources Group and Institute for Learning Innovation.

Dr. Simons has been Chairman of the Board of Renaissance Technologies Corp. (now Renaissance Technologies LLC) since 1982, Chief Executive Officer since January 2008 and served as President from 1982 to 2008. He served as Chairman of our Board of Directors from 1997 to 2005. Dr. Simons is a director of the Paul Simons Foundation, The Simons Foundation, and Math for America, Inc.

Mr. Turner has been Acting Dean of the College of Business of Montclair State University since July 1, 2008. Mr. Turner was the founding Dean of the College of Business of Stony Brook University and served as Dean from January 2004 to January 2008. Mr. Turner was Senior Partner of Summus Ltd., a consulting firm, from October 2002 to December 2003. Mr. Turner retired as Chairman of PNC Bank, New Jersey in September 2002 after joining the bank as President in August, 1997. He served as our President and Co-Chief Executive Officer from October 1, 1996 to August 1997. Prior to joining us, he was Vice Chairman of The Chase Manhattan Bank. For more than the prior thirty years, Mr. Turner held a variety of positions at Chemical Banking Corporation prior to its merger with Chase Manhattan Bank. Mr. Turner is a director of Standard Motor Products, Inc., a manufacturer of automotive replacement products, Volt Information Sciences, Inc., a provider of varied equipment and services to the telecommunications and print media industries, New Jersey Resources Corporation, a provider of energy services, and Ameriprise Financial Services.

Committees of the Board of Directors

Our Board of Directors has three standing committees: an Audit Committee, a Stock Option and Compensation Committee (“Compensation Committee”) and a Corporate Governance and Nominating Committee.

The Audit Committee currently consists of Dr. Morgan and Messrs. Meister and Cohen. Mr. Cohen serves as the chairman of the Audit Committee. All current members of the Audit Committee are independent as defined in Section 803 of the NYSE AMEX listing standards and Rule 10A-3 of Securities Exchange Act of 1934, as amended (“Exchange Act”). The Audit Committee’s function is to provide assistance to the Board of Directors in fulfilling the Board’s oversight functions relating to the quality and integrity of our financial reports, monitor our financial reporting process and internal control system, and perform such other activities consistent with its charter and our By-laws as the Audit Committee or the Board of Directors deems appropriate. The Audit Committee is directly responsible for the appointment, compensation and oversight of the work of the outside auditors (including resolution of disagreements between our management and the outside auditors regarding financial reporting) for the purpose of preparing or issuing an audit report or related work. The Audit Committee must pre-approve all audit and non-audit services to be provided to the Company by its outside auditors. The Audit Committee carries out all functions required to be performed by it by NYSE AMEX, the Securities and Exchange Commission (the SEC) and the federal securities laws. The Board of Directors has determined that Dr. Morgan, in addition to being “independent”, qualifies as an “audit committee financial expert” as defined in Item 407 of Regulation S-K of the Exchange Act. During the fiscal year ended March 31, 2009, the Audit Committee met or acted by unanimous consent on seven occasions. The Audit Committee has adopted a written charter, a copy of which is available on our website at www.franklin.com.

Drs. Simons and Morgan and Mr. Meister currently serve on the Compensation Committee. Mr. Meister serves as the chairman of the Compensation Committee. All current members of the Compensation Committee are independent as defined in Section 803 of the NYSE AMEX listing standards. The Compensation Committee is charged with administering our 1988 Stock Option Plan, 1998 Stock Option Plan, as amended and restated, 2005 Stock Option Plan, a Restricted Stock Plan, as amended and restated, and the 2005 Restricted Stock Plan and setting the compensation levels, including salaries and bonuses, of our Chief Executive Officer and, on the recommendation of our Chief Executive Officer, other senior executives. The Compensation Committee met or acted by unanimous consent on four occasions during the fiscal year ended March 31, 2009. The Compensation Committee has adopted a written charter, a copy of which is available on our website at www.franklin.com.

The Corporate Governance and Nominating Committee currently consists of Drs. Morgan, Lodish and Schubel and Messrs. Cohen, Meister, and Turner. Each member of the Corporate Governance and Nominating Committee is independent as defined in Section 803 of the NYSE AMEX listing standards. Mr. Cohen serves as the chairman of the Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee is responsible for (1) identifying and recommending to the Board of Directors individuals qualified to become Board and Committee members; (2) maintaining that a majority of the Board of Directors members are independent and that all the members of the Audit, Compensation and the Corporate Governance and Nominating Committees are independent as required; (3) developing and recommending to the Board of Directors a set of corporate governance principles applicable to us; and (4) addressing corporate governance issues and recommending proposals and actions for the Board’s consideration. We have not paid any third party a fee to assist in the process of identifying and evaluating candidates for director. We have not received any nominees for director from a stockholder who owns more than 5% of our voting stock. During the fiscal year ended March 31, 2009, the Corporate Governance and Nominating Committee met or acted by unanimous consent on one occasion. The Corporate Governance and Nominating Committee has adopted a written charter, a copy of which is available on our website at www.franklin.com.

During the fiscal year ended March 31, 2009, the Board of Directors met or acted by unanimous consent on seven occasions. Each director, other than James H. Simons, attended at least 75% of the aggregate number of meetings of the Board of Directors and of any Committees of the Board on which they served.

We do not have a policy on attendance by directors at our Annual Meeting. All of the current directors attended our 2008 Annual Meeting held on August 20, 2008 except for James H. Simons, James Meister, and Leonard Lodish.

Executive Officers of the Registrant

NAME	AGE	POSITION
Barry J. Lipsky	58	President and Chief Executive Officer; Director

Frank A. Musto	52	Vice President, Chief Financial Officer; Treasurer; Secretary

Toshihide Hokari	39	Senior Vice President and Chief Operating Officer

Walter Schillings	48	Managing Director, European Operations

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

Mr. Schillings joined us in April 1996 as Managing Director Germany and became Managing Director Central Europe in 2000. In August 2004, Mr. Schillings assumed responsibility for all of our business in Continental Europe, managing multiple subsidiaries and distributors. In April 2008, Mr. Schillings’ responsibility was extended to cover business in the United Kingdom. Prior to joining us, Mr. Schillings owned his own business, SYSTECH GmbH.

Code of Ethics

We have adopted a code of ethics that applies to our chief executive officer and chief financial officer, our principal executive officer and principal financial officer, respectively, and all of our other financial executives. We have also adopted a code of ethics applicable to all employees, officers and directors. We make both codes of ethics available free of charge through our website, www.franklin.com. We will disclose on our website amendments to or waivers from the codes of ethics in accordance with all applicable laws and regulations.

Section 16(a) Beneficial Ownership Reporting Compliance

Based upon a review of the filings furnished to us pursuant to Rule 16a-3(e) promulgated under the Exchange Act and on representations from its executive officers, directors and persons who beneficially own more than 10% of the Common Stock, all filing requirements of such persons under Section 16(a) of the Exchange Act were complied with in a timely manner during the fiscal year ended March 31, 2009.

Shareholder Communications With The Board Of Directors

Any shareholder or other interested party who desires to communicate with our Chairman of the Board of Directors or any of the other members of the Board of Directors may do so by writing to: Board of Directors, c/o Chief Executive Officer, Franklin Electronic Publishers, Incorporated, One Franklin Plaza, Burlington, NJ 08016. Communications may also be addressed to the Chairman of the Board, an individual director, a Board Committee, the non-management directors or the full Board. Communications received by the Chief Executive Officer or Chairman of the Board will then be distributed to the appropriate directors unless they determine that the information submitted constitutes “spam,” pornographic material and/or communications offering to buy or sell products or services.

On February 18, 2009, the Company’s Board of Directors approved an amendment (the “Amendment”) to the Company’s By-laws (the “By-laws”). Section 3-15 was added to the By-laws to state that a shareholder must give notice of any business, including nominations of persons to the Registrant’s Board of Directors, proposed to be brought before annual meetings of shareholders not less than 90 days and not more than 120 days prior to the anniversary date of the Company’s annual meeting of shareholders in the immediately preceding year or, in the case of a special meeting of shareholders, not less than 90 days and not more than 120 days prior to the date of the Company’s special meeting of shareholders, and to outline applicable information requirements and procedures for the shareholder request. Section 3-15 further provides that shareholders continue to be entitled to the benefits of, and must also comply with all applicable requirements of, the Exchange Act, as amended. The Amendment is incorporated by reference as Exhibit 3.10 to this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($) (7)	All Other Compensation ($) (8)		Total ($)
Barry Lipsky	2009	381,300	—			17,734	23,000	(1)	422,034
President and Chief Executive Officer	2008	381,300	124,790	(9)		7,705	23,058	(2)	536,853
Frank Musto	2009	200,000	—			8,973	16,300	(3)	225,273
Vice President & Chief Financial Officer	2008	200,000	36,397	(9)		3,367	8,754	(4)	253,133
Toshihide Hokari	2009	200,000	—			12,772	5,885	(5)	218,657
Senior Vice President and Chief Operating Officer	2008	200,000	39,997	(9)		5,611	3,208	(6)	248,816

(1)	Consists of $15,000 for a car allowance and $8,000 for Company 401(k) contributions.

(2)	Consists of $15,000 for a car allowance and $8,058 for Company 401(k) contributions.

(3)	Consists of $10,000 for a car allowance and $6,300 for Company 401(k) contributions.

(4)	Consists of $5,385 for a car allowance and $3,369 for Company 401(k) contributions.

(5)	Consists $ 5,885 for Company 401(k) contributions.

(6)	Consists $ 3,208 for Company 401(k) contributions.

(7)	Reflects the dollar amount recognized for financial statement reporting purposes in accordance With SFAS 123R.

(8)	For potential payments upon termination due to a change in control of the Company, please see page 47.

(9)

For the fiscal year ended March 31, 2008, of the named executive officers included in the Summary Compensation Table herein, Mr. Lipsky. Mr. Musto and Mr. Hokari were eligible to participate in our Senior Executive Bonus Plan. Based on Mr. Musto’s and Mr. Hokari’s start date of September 2007, their respective incentive bonuses under the Senior Executive Bonus Plan were prorated accordingly. For the fiscal year ended March 31, 2008, the incentive bonus pool consisted of the following amounts of consolidated pre-tax earnings for the distribution as cash bonuses to such executive officers of the Company: No amounts for the first $1.2 million of consolidated pretax earnings: 8% of the next $1.2 million of consolidated pre-tax earnings shall be paid to Mr. Lipsky, with up to an additional 12% of such Consolidated pre-tax earnings to be shared by the remaining senior executive officers eligible to participate in our Senior Executive Bonus Plan in amounts not to exceed 4% of such consolidated pre-tax earnings based on the recommendation of Mr. Lipsky and approval of the Compensation Committee for any such other participating senior executive officer; and 4% of any amounts of consolidated pre-tax earnings in excess of $2.4 million shall be paid to Mr. Lipsky, with up to an additional 6% of such consolidated pre-tax earnings to be shared by such remaining senior executive officers in amounts not to exceed 2% of such consolidated pre-tax earnings based on the recommendation of Mr. Lipsky and approval of the Compensation Committee for any such other participating senior executive officer.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth certain information with respect to the value of all equity awards that were outstanding at the fiscal year ended March 31, 2009 for each of the Named Executive Officers:

Option Awards

Name	Number Of Securities Underlying Unexercised Options (#) Exercisable	Number Of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Barry J. Lipsky	150,000	—	5.750	05/05/09
	36,000	—	7.500	06/23/10
	50,000	—	7.500	06/23/10
	30,000	—	2.800	06/20/11
	106,119	—	3.500	03/11/12
	30,000	—	1.200	06/26/12
	30,000	—	2.700	10/08/13
	37,500	—	3.840	10/04/14
	37,500	—	3.800	10/31/15
	12,500	37,500	3.820	10/01/17
	—	37,500	1.400	10/07/18
Toshihide Hokari	12,500	37,500	2.950	09/04/17
	—	25,000	1.400	10/07/18
Frank A. Musto	7,500	22,500	2.950	09/04/17
	—	20,000	1.400	10/07/18

Under our 1998 and 2005 Stock Option Plans, stock options vest in equal installments over four years from the date of grant.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

In order to comply with the provisions of Section 409A of the Internal Revenue Code, as amended, on December 23, 2008 the Stock Option and Compensation Committee approved a revised Executive Severance Protection plan. The provision included in the following table summarizes estimated benefits that would have been payable to Mr. Lipsky if the employment of such Named Executive Officer had been terminated on March 31, 2009 by us for any reason including “constructive termination” (other than for “cause” or by death) or following a change of control of the Company:

Name	Termination or upon a Change of Control
Barry Lipsky Severance (1)	$953,250

(1)	Reflects severance of one-and one-half months salary for each year of employment subject to a 30 month maximum. Upon termination, this amount would be paid as salary continuation to Mr. Lipsky. In the event of a Change of Control any amounts paid shall be in a lump sum amount six months from the date of termination of employment provided, however, that if at the termination date the common stock of the Company and its controlled group members is no longer traded on an established securities market or otherwise, then such lump sum payment shall be made on the termination date.

Mr. Musto and Mr. Hokari would each have been paid $50,000 if the employment of such Named Executive Officer had been terminated on March 31, 2009 or during the first three years of their respective start dates of September, 2007 by us for any reason (other than “cause” or by death). One month of additional severance and benefit continuation will accrue each year following the third full year of employment up to a maximum of six months. The following table summarizes estimated benefits that would have been payable at March 31, 2009 following a change in control:

Name	Change of Control		Termination Following a Change of Control
Frank Musto	$100,000	(1)	$100,000	(2)
Toshihide Hokari	$100,000	(1)	$100,000	(2)

(1)	Reflects severance of 50% of base salary upon a Change of Control, payable in lump sum within five days following such Change of Control.

(2)	Reflects severance of 50% of base salary upon any termination of employment (including “Constructive Termination”) by the Company or an acquiring or successor entity within one year after the Change of Control (except discharge for “Cause” or death). Any such payment(s) shall be made in a lump sum five days following such termination.

Although not a Named Executive Officer, the following table summarizes additional benefits that would be payable to Mr. Walter Schillings, if his employment had been terminated on March 31, 2009. (i) by us without “important cause” (as defined in Mr. Schilling’s employment agreement) and other than due to a change of control of the Company, (ii) by us following a change of control of the Company, or (iii) by us during the last six months of his contract period.

Name	Termination by the Company Without “Important Cause” and Other Than a Change of Control		Termination by the Company Following a Change of Control		Termination by the Company During the Last Six Months of Employment Period
Walter Schillings Severance	$612,168	(1)	$612,168	(2)	$102,028	(3)

(1)	Reflects severance of base salary at March 31, 2009 for the remainder of the term based on the exchange rate at March 31, 2009.

(2)	Reflects severance of 24 months of base salary at March 31, 2009 based on the exchange rate at March 31, 2009.

(3)	Reflects severance of six months of base salary at March 31, 2009 based on the exchange rate at March 31, 2009.

In addition, for each of the Named Executive Officers listed above, stock options held by such Named Executive Officer vest upon termination following a change of control.

Severance Policy

We have instituted a severance policy for each of our employees in the United States that provides that if such employee is terminated by us without cause (cause shall include failure to report for work), he or she shall receive his or her then base salary and shall continue to be covered under his or her benefit plan for a number of weeks equal to the number of full years of prior employment, plus one week up to a maximum of six months.

DIRECTOR COMPENSATION

The following table summarizes the compensation we paid to our directors who are not employees during the fiscal year ended March 31, 2009.

Name	Fee Earned or Paid in Cash ($)	Option Awards (1) ($)	Total ($)
Edward H. Cohen	12,500	16,996	29,496
Leonard M. Lodish	10,000	16,996	26,996
James Meister	15,000	16,996	31,996
Howard L. Morgan	15,000	16,996	31,996
Jerry R. Schubel	10,000	16,996	26,996
James H. Simons	0	16,996	16,996
William H. Turner	10,000	16,996	26,996

(1)	Reflects the dollar amount recognized for financial statement reporting purposes in accordance with SFAS 123R. Each non-employee director in the table above received 33,708 options to purchase Common Stock on January 2, 2009 at an exercise price of $.89 per share.

The total number of stock options held by such directors at March 31, 2009 was as follows: Dr. Simons, 147,649 shares; Dr. Morgan, 150,069 shares; Mr. Cohen, 147,649 shares; Dr. Schubel, 147,649 shares; Mr. Turner, 142,633 shares; Dr. Lodish, 146,319 shares; and Mr. Meister 137,694 shares.

Compensation of Directors

Each director who is not our employee or an employee of any of our subsidiaries receives, for his services as a director of the Company, a non-discretionary annual grant of options to purchase the number of shares of Common Stock equal to the greater of (x) 3,000 or (y) the number derived by dividing $30,000 by the fair market value of a share of Common Stock on the date of grant. For the fiscal year ended March 31, 2009, in addition to the stock options described above, each non-employee director, other than Dr. Simons, received an annual fee of $10,000 for serving on the Board of Directors. Members of the Audit and Compensation Committees, other than Dr. Simons, received an additional fee of $2,500 for each committee on which they serve.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of Common Stock as of May 29, 2009 by (i) all those known by us to be the beneficial owners of more than five percent of the Common Stock, (ii) all directors, (iii) each of our executive officers named in the Summary Compensation Table on page 45 hereof and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares listed as beneficially owned by such shareholder.

Name and Address of Beneficial Owner	Title	Amount and Nature of Beneficial Ownership		Percent of Class
Saunders Acquisition Corporation 2 Briarwood Court Princeton Jct., NJ 08550	Beneficial owner of 5% or more of Common Stock	3,812,647	(1)	42.53%

Shining Sea Limited c/o Bermuda Trust Company Ltd. Trustee Compass Point, 9 Bermudian Road Hamilton HM11, Bermuda	Beneficial owner of 5% or more of Common Stock	1,684,638	(2)	20.35%

Marcy Lewis 11111 Biscayne Boulevard North Miami, FL 33181	Beneficial owner of 5% or more of Common Stock	945,350	(3)	11.42%

James H. Simons c/o Renaissance Technologies LLC 800 Third Avenue New York, NY 10022	Director	574,656	(4)	6.82%

Dimensional Fund Advisors 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	Beneficial owner of 5% or more of Common Stock	542,964	(5)	6.56%

Barry J. Lipsky (6)	President, Chief Executive Officer and Director	418,941		4.85%
Howard L. Morgan (6)	Chairman of the Board of Directors	189,319	(7)	2.25%
Jerry R. Schubel (6)	Director	162,462		1.93%
William H. Turner (6)	Director	165,633		1.97%
Leonard M. Lodish (6)	Director	156,319		1.86%
Edward H. Cohen (6)	Director	152,735		1.81%
James Meister (6)	Director	150,694		1.79%
Walter Schillings (6)	Managing Director, European Operations	40,577		*

Toshihide Hokari (6)	Chief Operating Officer	12,600	*
Frank A. Musto (6)	Chief Financial Officer	9,400	*
All executive officers and directors as a group (11 persons)		2,033,336	20.90%

*	less than 1%

(1)	According to a Schedule 13D filed with the SEC on May 29, 2009, Saunders Acquisition Corporation (“Saunders”) is a company owned by Barry J. Lipsky, the Company’s President and Chief Executive Officer, Toshihide Hokari, the Company’s Chief Operating Officer, and Frank A. Musto, the Company’s Chief Financial Officer, to which Howard L. Morgan, Chairman of the Company’s Board of Directors, James H. Simons, a Director of the Company, Marcy Lewis, a shareholder of the Company, and Shining Sea Limited, an exempted company organized under the laws of the Island of Bermuda which holds shares of the Company’s common stock for the benefit of Dr. Simons and his family (collectively, the “Group”) have agreed to contribute their shares of the Company’s common stock upon Franklin’s Board of Directors approving a merger agreement with Saunders. According to the Schedule 13D, Saunders was formed to effect an acquisition of all of the Company’s outstanding shares of common stock, other than those shares owned by the Group. According to the Schedule 13D, all of the shares of the Company’s common stock reported as owned beneficially by Saunders are held by members of the Group.

(2)	Held by Shining Sea Limited, a Bermuda company. Over 98% of Shining Sea Limited is owned by certain trusts created under the laws of the Islands of Bermuda for the benefit of James H. Simons and his family. The trustee of such trusts is Bermuda Trust Company Ltd. Less than 2% of Shining Sea Limited is owned by the Simons Foundation which has no voting rights with respect to such shares. Accordingly all voting and disposition power with respect to the common stock is held by Bermuda Trust Company Limited. Also see Schedule 13D filed with the SEC on May 29, 2009.

(3)	Information as to shares of Common Stock owned by Marcy Lewis is as set forth in to a Schedule 13D dated May 29, 2009 as filed with the SEC.

(4)	Includes 16,954 shares held by or for the benefit of members of Dr. Simons’ immediate family and 53 shares held by Renaissance Ventures Ltd., of which Dr. Simons is the chairman and sole shareholder. Dr. Simons disclaims beneficial ownership of such shares. Does not include shares held by Bermuda Trust Company Ltd. Dr. Simons disclaims beneficial ownership of such shares.

(5)	Information as to shares of Common Stock owned by Dimensional Fund Advisors is as of December 31, 2007 as set forth in an amendment to its Schedule 13G dated February 9, 2009 as filed with the SEC.

(6)	The address of our directors and executive officers is Franklin Electronic Publishers, Incorporated, One Franklin Plaza, Burlington, New Jersey 08016.

(7)	Includes 5,250 shares held for the benefit of Dr. Morgan’s children. Dr. Morgan disclaims beneficial ownership of such shares.

The shares of Common Stock in the foregoing table have not been pledged or otherwise deposited as collateral, are not the subject matter of any voting trust or other similar agreement and are not the subject of any contract providing for the sale or other disposition of securities other than those shares as to which Saunders Acquisition Corporation has a right to receive as described in footnote 1, above.

The foregoing table also includes shares of Common Stock which the following directors have the right to acquire within sixty days upon the exercise of stock options as follows: Dr. Simons, 147,649 shares; Mr. Lipsky, 369,619 shares; Dr. Morgan, 150,069 shares; Mr. Cohen, 147,649 shares; Dr. Schubel, 147,649 shares; Mr. Turner, 142,633 shares; Dr. Lodish, 146,319 shares; and Mr. Meister 137,694 shares. The foregoing table also includes shares of Common Stock which all named executive officers who are not directors, as a group, have the right to acquire within sixty days upon the exercise of stock options as follows: Mr. Schillings, 40,577 shares; Mr. Hokari, 12,500 shares; and Mr. Musto, 7,500.

On May 20, 2009, Saunders Acquisition Corporation (“Saunders”), a company owned of Barry J. Lipsky, the Company’s President and Chief Executive Officer, Toshihide Hokari, the Company’s Chief Operating Officer and Frank A. Musto, the Company’s Chief Financial Officer to which Howard L. Morgan, Chairman of the Company’s Board of Directors, James H. Simons, a Director of the Company, Marcy Lewis, a shareholder of the Company and Shining Sea Limited, an exempted company organized under the laws of the Island of Bermuda which holds shares of the Company’s common stock for the benefit of Dr. Simons and his family (collectively, the “Group”) have agreed to contribute their shares of the Company’s common stock upon Franklin’s Board of Directors approving a merger agreement with Saunders, submitted to the Company’s Board of Directors an unsolicited, non-biding proposal to purchase all shares of the Company’s common stock not owned by the Group for a price of $2.35 per share. Franklin’s Board of Directors has appointed a Special Committee comprised of independent Board members to consider Saunders’s proposal and other proposals.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of March 31, 2009, including our 1988 Stock Option Plan, our 1998 Stock Option Plan, as amended and restated, our 2005 Stock Option Plan, our Restricted Stock Plan, as amended and restated, our 2005 Restricted Stock Plan and various stock option agreements to which we are a party.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,734,759	$3.31	746,029	(2)
Equity compensation plans not approved by security holders(1)	50,000	$4.00	—

Total	2,784,759	$3.33	746,029

(1)	Pursuant to a Stock Option Agreement entered into between the Company and Arnold D. Levitt. In July 1999, in connection with the hiring of Arnold D. Levitt, our former Senior Vice President, we entered into a Stock Option Agreement pursuant to which we granted Mr. Levitt a ten year option to purchase 50,000 shares of common stock at an exercise price of $4.00 per share, the fair market value of the common stock on the date of grant. On November 12, 2007, Arnold D. Levitt retired from Franklin. Options granted under this Stock Option Agreement have fully vested and will expire two years from his retirement date.

(2)	We maintain a Restricted Stock Plan, as amended and restated, and a 2005 Restricted Stock Plan, which provide for the grant of shares of common stock for services. The shares are subject to a restriction on transfer which requires the holder to remain employed by the Company for up to three years in order to receive the shares. As of March 31, 2009, 32,225 shares of common stock were available for future issuance under the restricted stock plans and 713,804 shares of common stock were available for issuance under our stock option plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The law firm of Katten Muchin Rosenman LLP, of which Edward H. Cohen, a director of the Company, is counsel, was engaged as our outside counsel for the fiscal year ended March 31, 2009 and will continue to be so engaged for the fiscal year ending March 31, 2010. Legal fees for services rendered by Katten Muchin Rosenman LLP to us during the fiscal year ended March 31, 2009 did not exceed 5% of the revenues of such firm for its most recent fiscal year. Mr. Cohen does not share in the fees paid by us to Katten Muchin Rosenman LLP and Mr. Cohen’s compensation is not based on such fees.

Related Party Transaction Procedures

The Board of Directors has assigned responsibility for reviewing related party transactions to our Audit Committee. The Board of Directors and the Audit Committee have adopted a written policy pursuant to which certain transactions between us or our subsidiaries and any of our directors or executive officers must be submitted to the Audit Committee for consideration prior to the consummation of the transaction as required by the rules of the SEC. The Audit Committee reports to the Board of Directors on all related party transactions considered. During the fiscal year ended March 31, 2009, no related party transactions were submitted to the Audit Committee.

Independence of Directors

As required by the listing standards of the NYSE AMEX, a majority of the members of our Board of Directors must qualify as “independent,” as affirmatively determined by our Board of Directors. Our Board of Directors determines director independence based on an analysis of such listing standards and all relevant securities and other laws and regulations regarding the definition of “independent”.

Consistent with these considerations, after review of all relevant transactions and relationships between each director, any of his family members, and us, our executive officers and our independent registered public accounting firm, the Board of Directors has affirmatively determined that a majority of our Board of Directors is comprised of independent directors. Our independent directors pursuant to Section 803 of the NYSE AMEX listing standards are Drs. Morgan, Lodish, Simons and Schubel and Messrs. Cohen, Meister, and Turner.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees And Services

Audit Fees. The aggregate fees billed or to be billed by Radin, Glass & Co., LLP for each of the last two fiscal years for professional services rendered for the audit of our annual financial statements, review of financial statements included in our quarterly reports on Form 10-Q and services that were provided in connection with statutory and regulatory filings or engagements were $185,000 for the fiscal year ended March 31, 2009 and $158,000 for the fiscal year ended March 31, 2008.

Audit-Related Fees. The aggregate fees billed by Radin, Glass & Co., LLP for each of the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements were $23,000 for the fiscal year ended March 31, 2009 and $16,268 for the fiscal year ended March 31, 2008. The nature of the services performed for these fees was primarily in connection with the audit of our 401(k) plan and audit consulting in connection with Section 404 internal controls matters under the Sarbanes-Oxley Act of 2002.

Tax Fees. The aggregate fees billed by Radin, Glass & Co., LLP in each of the last two fiscal years for professional services rendered for tax compliance, tax advice and tax planning were $46,000 for the fiscal year ended March 31, 2009 and $43,000 for the fiscal year ended March 31, 2008. The nature of the services performed for these fees was primarily for preparation of tax returns.

All Other Fees. The aggregate fees billed by Radin, Glass & Co., LLP in each of the last two fiscal years for products and services other than those reported in the three prior categories were $1,000 for the fiscal year ended March 31, 2009 and $1,560 for the fiscal year ended March 31, 2008. The nature of the services performed for these fees was primarily in connection with potential acquisitions in 2009 and 2008.

Policy on Pre-Approval of Services Provided by Independent Registered Accounting Firm

The Audit Committee has established policies and procedures regarding pre-approval of all services provided by the independent registered public accounting firm. The Audit Committee annually reviews and pre-approves the services that may be provided by the independent registered public accounting firm without obtaining specific pre-approval from the Audit Committee. Unless a type of service has received general pre-approval, it requires specific pre-approval by the Audit Committee if it is to be provided by the independent registered public accounting firm. The Audit Committee may delegate, subject to any rules or limitations it may deem appropriate, to one or more designated members of the Audit Committee the authority to grant such pre-approvals; provided, however, that the decisions of any member to whom authority is so delegated to pre-approve an activity shall be presented to the full Audit Committee at its next scheduled meeting. The Audit Committee has delegated such pre-approval authority to Edward H. Cohen, Chair of the Audit Committee. The Audit Committee pre-approved all audit and permitted non-audit services that were provided on account of the fiscal year ended March 31, 2009.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial statements and schedules filed as a part of this report are listed on the “Index to Financial Statements” contained herein. All other schedules are omitted because (i) they are not required under the instructions, (ii) they are inapplicable or (iii) the information is included in the financial statements.

(2) Financial Statement Schedules

Schedule	Description	Page

II	Valuation and Reserve Accounts, Three Years ended March 31, 2009	37

(b) Exhibits

EXHIBITS

EXHIBITS NO.

3.01	—	Certificate of Incorporation of Franklin (Incorporated by reference to Exhibit 3.01 to Registration Statement on Form S-1, File No. 3-6612 (the “Company’s 1986 S-1 Registration Statement”))

3.02	—	Articles of Amendment to the Certificate of Incorporation of Franklin (Incorporated by reference to Exhibit 3.02 to the Company’s 1990 report on Form 10-K for the year ended March 31, 1990 (the “Company’s 1990 10-K”))

3.03	—	Articles of Amendment to the Certificate of Incorporation of Franklin (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 8-A, as amended, filed on October 31, 2003)

3.04	—	Amended and Restated Statement of Rights and Preferences of Series A 10% Convertible Preferred Stock (Incorporated by reference to the Exhibit to the Company’s Report on Form 8-K filed May 23, 2001)

3.05	—	By-laws of Franklin (Incorporated by reference to Exhibit 3.02 to the Company’s 1986 S-1 Registration Statement)

3.06	—	Amendment to By-laws of Franklin (Incorporated by reference to Exhibit A to the Company’s Proxy Statement relating to the 1987 Annual Meeting of Shareholders)

3.07	—	Amendment to By-laws of Franklin (Incorporated by reference to Exhibit 3.05 to the Company’s 1990 Form 10-K)

3.08	—	Amendment to By-laws of Franklin (Incorporated by reference to Exhibit 3.06 of the Company’s 1991 report on Form 10-K for the year ended March 31, 1991)

3.09	—	Amendment to By-laws of Franklin (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 14, 2007)

3.10	—	Amendment to By-laws of Franklin (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on February 24, 2009)

10.01	—	Standard form of Sales Representative Agreement (Incorporated by reference to Exhibit 10.07 to the Company’s 1986 S-1 Registration Statement)

10.02**	—	Franklin Restricted Stock Plan, as amended (Incorporated by reference to Exhibit 10.13 to the Company’s report on Form 10-K for the year ended March 31, 1987)

10.03**	—	Franklin Stock Option Plan as Amended and Restated effective as of July 24, 1996 (Incorporated by reference to the Company’s Proxy Statement relating to the 1996 Annual Meeting of Shareholders)

10.04**	—	Franklin Stock Option Plan as Amended and Restated effective July 20, 2001 (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 filed on August 27, 2001)

10.05**	—	Stock Option Agreement dated July 28, 1999 between the Company and Arnold D. Levitt (Incorporated by reference to Exhibit 4(e) to the Company’s Registration Statement on form S-8 filed on December 14, 1999)

10.06**	—	Stock Option Agreement dated April 8, 2002 between the Company and Andrew Horsfall (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on June 29, 2005)

10.07**	—	Stock Option Agreement dated August 12, 2002 between the Company and Kurt A. Goszyk (Incorporated by reference to Exhibit 10.07 to the Company’s Annual Report on Form 10-K filed on June 29, 2004)

EXHIBITS NO.

10.08	—	Revolving Credit and Security Agreement by and among the Company, Franklin Electronic Publishers (Europe) LTD., Franklin Electronic Publishers (Deutschland) GMBH and PNC Bank, National Association, dated December 7, 2004. (Incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q filed on February 14, 2005)

10.09**	—	Bonus Plan (Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 26, 2005)

10.10	—	Framework for Technology Agreement by and between Amazon.com, Inc. and the Company dated March 30, 2005 (Incorporated by reference to the Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on June 29, 2005)

10.11**	—	Amendment dated January 1, 2005 to Stock Option Agreement dated August 12, 2002 between the Company and Kurt A. Goszyk (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on June 29, 2005)

10.12**	—	2005 Stock Option Plan (Incorporated by reference to the Company’s Proxy Statement relating to the 2005 Annual Meeting of Shareholders)

10.13**	—	2005 Restricted Stock Plan (Incorporated by reference to the Company’s Proxy Statement relating to the 2005 Annual Meeting of Shareholders)

10.14	—	Agreement of sale, dated as of November 14, 2005 between the Company and Berk-Cohen Associates Investment Co., LLC (Incorporated by reference to the Company’s Current Report of Form 8-K filed on January 24, 2006)

10.15	—	Lease dated as of January 18, 2006 between Berk and Berk, at Franklin Plaza, a Limited Liability Company and the Company (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 24, 2006)

10.16	—	Share Sale and Transfer Agreement among Hans Kreutzfeldt, Nina Kreutzfeldt, Simon Kreutzfeldt and Franklin Electronic Publishers, Incorporated dated as of July 25, 2006. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 14, 2006)

10.17	—	Earn Out Agreement among Hans Kreutzfeldt, Nina Kreutzfeldt, Simon Kreutzfeldt and Franklin Electronic Publishers, Incorporated dated as of July 25, 2006. (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 14, 2006)

10.18**	—	Amendment of Contract of Employment between Franklin Electronic Publishers (Deutschland) GmbH and Walter Schillings dated June 19, 2006. (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on August 14, 2006)

10.19	—	Amendment to Loan Documents by and between the Company, Franklin Electronic Publishers (Europe) LTD., Franklin Electronic Publishers (Deutschland) GMBH and PNC Bank, National Association, dated December 22, 2006. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on February 14, 2007)

10.20	—	Termination and Release Agreement, dated as of June 30, 2007, between Seiko Instruments, Inc. and Franklin Electronic Publishers, Inc., together with Exhibits A, B and C thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007)

10.21**	—	Employment letter for the appointment of Frank Musto as Chief Financial Officer, Treasurer and Secretary of the Company effective September 4, 2007. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007)

EXHIBITS NO.

10.22**	—	Employment letter for the appointment of Toshihide Hokari as Vice President, Chief Corporate Development Officer of the Company. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007)

10.23	—	Amendment to the Revolving Credit and Security Agreement dated December 7, 2007 between PNC Bank, National Association and Franklin Electronic Publishers, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 12, 2008)

10.24	—	Amendment to the Revolving Credit and Security Agreement dated March 4, 2008 between PNC Bank, National Association and Franklin Electronic Publishers, Inc. (Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed on June 26, 2008)

10.25	—	Amendment to the Revolving Credit and Security Agreement dated May 6, 2008 between PNC Bank, National Association and Franklin Electronic Publishers, Inc. (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed on June 26, 2008)

10.26	—	Amendment to the Revolving Credit and Security Agreement dated May 19, 2008 between PNC Bank, National Association and Franklin Electronic Publishers, Inc. (Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on June 26, 2008)

10.27**	—	Executive Severance Protection (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 24, 2008)

10.28**	—	Amendment to Employment Letter of Frank Musto, dated as of December 19, 2009 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 24, 2008)

10.29**	—	Amendment to Employment Letter of Toshihide Hokari, dated as of December 19, 2008 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 24, 2008)

10.30	—	Amendment to Revolving Credit and Security Agreement, made as of December 31, 2008, among PNC Bank, National Association, the Company, Franklin Electronic Publishers (Europe) Ltd., and Franklin Electronic Publishers (Deutschland) GmbH (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 7, 2009)

10.31**	—	Addendum to the Employment Contract of March 11, 1996 between Franklin Electronic Publishers (Deutschland) GmbH and Walter Schillings (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 20, 2009)

10.32	—	Amendment to Revolving Credit and Security Agreement, made as of March 31, 2009, among PNC Bank, National Association, the Company, Franklin Electronic Publishers (Europe) Ltd., and Franklin Electronic Publishers (Deutschland) GmbH (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2009)

21.1+	—	List of Subsidiaries of the Company

23.1+	—	Consent of Independent Registered Public Accounting Firm

31.1+	—	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	—	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1++	—	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2++	—	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(c) of this report.

+	Filed herewith

++	Furnished herewith

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

Dated: June 29, 2009	By:	/s/ BARRY J. LIPSKY
Barry J. Lipsky President and Chief Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date

/s/ BARRY J. LIPSKY Barry J. Lipsky	President, Chief Executive Officer and Director (Principal Executive Officer)	June 29, 2009

/s/ FRANK A. MUSTO Frank A. Musto	Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	June 29, 2009

/s/ EDWARD H. COHEN Edward H. Cohen	Director	June 29, 2009

/s/ LEONARD M. LODISH Leonard M. Lodish	Director	June 29, 2009

/s/ JAMES MEISTER James Meister	Director	June 29, 2009

/s/ HOWARD L. MORGAN Howard L. Morgan	Director	June 29, 2009

/s/ JERRY R. SCHUBEL Jerry R. Schubel	Director	June 29, 2009

/s/ JAMES H. SIMONS James H. Simons	Director	June 29, 2009

/s/ WILLIAM H. TURNER William H. Turner	Director	June 29, 2009

EXHIBITS INDEX

EXHIBITS NO.

3.01	—	Certificate of Incorporation of Franklin (Incorporated by reference to Exhibit 3.01 to Registration Statement on Form S-1, File No. 3-6612 (the “Company’s 1986 S-1 Registration Statement”))

3.02	—	Articles of Amendment to the Certificate of Incorporation of Franklin (Incorporated by reference to Exhibit 3.02 to the Company’s 1990 report on Form 10-K for the year ended March 31, 1990 (the “Company’s 1990 10-K”))

3.03	—	Articles of Amendment to the Certificate of Incorporation of Franklin (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 8-A, as amended, filed on October 31, 2003)

3.04	—	Amended and Restated Statement of Rights and Preferences of Series A 10% Convertible Preferred Stock (Incorporated by reference to the Exhibit to the Company’s Report on Form 8-K filed May 23, 2001)

3.05	—	By-laws of Franklin (Incorporated by reference to Exhibit 3.02 to the Company’s 1986 S-1 Registration Statement)

3.06	—	Amendment to By-laws of Franklin (Incorporated by reference to Exhibit A to the Company’s Proxy Statement relating to the 1987 Annual Meeting of Shareholders)

3.07	—	Amendment to By-laws of Franklin (Incorporated by reference to Exhibit 3.05 to the Company’s 1990 Form 10-K)

3.08	—	Amendment to By-laws of Franklin (Incorporated by reference to Exhibit 3.06 of the Company’s 1991 report on Form 10-K for the year ended March 31, 1991)

3.09	—	Amendment to By-laws of Franklin (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 14, 2007)

3.10	—	Amendment to By-laws of Franklin (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on February 24, 2009)

10.01	—	Standard form of Sales Representative Agreement (Incorporated by reference to Exhibit 10.07 to the Company’s 1986 S-1 Registration Statement)

10.02**	—	Franklin Restricted Stock Plan, as amended (Incorporated by reference to Exhibit 10.13 to the Company’s report on Form 10-K for the year ended March 31, 1987)

10.03**	—	Franklin Stock Option Plan as Amended and Restated effective as of July 24, 1996 (Incorporated by reference to the Company’s Proxy Statement relating to the 1996 Annual Meeting of Shareholders)

10.04**	—	Franklin Stock Option Plan as Amended and Restated effective July 20, 2001 (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 filed on August 27, 2001)

10.05**	—	Stock Option Agreement dated July 28, 1999 between the Company and Arnold D. Levitt (Incorporated by reference to Exhibit 4(e) to the Company’s Registration Statement on form S-8 filed on December 14, 1999)

10.06**	—	Stock Option Agreement dated April 8, 2002 between the Company and Andrew Horsfall (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on June 29, 2005)

10.07**	—	Stock Option Agreement dated August 12, 2002 between the Company and Kurt A. Goszyk (Incorporated by reference to Exhibit 10.07 to the Company’s Annual Report on Form 10-K filed on June 29, 2004)

EXHIBITS NO.

10.08	—	Revolving Credit and Security Agreement by and among the Company, Franklin Electronic Publishers (Europe) LTD., Franklin Electronic Publishers (Deutschland) GMBH and PNC Bank, National Association, dated December 7, 2004. (Incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q filed on February 14, 2005)

10.09**	—	Bonus Plan (Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 26, 2005)

10.10	—	Framework for Technology Agreement by and between Amazon.com, Inc. and the Company dated March 30, 2005 (Incorporated by reference to the Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on June 29, 2005)

10.11**	—	Amendment dated January 1, 2005 to Stock Option Agreement dated August 12, 2002 between the Company and Kurt A. Goszyk (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on June 29, 2005)

10.12**	—	2005 Stock Option Plan (Incorporated by reference to the Company’s Proxy Statement relating to the 2005 Annual Meeting of Shareholders)

10.13**	—	2005 Restricted Stock Plan (Incorporated by reference to the Company’s Proxy Statement relating to the 2005 Annual Meeting of Shareholders)

10.14	—	Agreement of sale, dated as of November 14, 2005 between the Company and Berk-Cohen Associates Investment Co., LLC (Incorporated by reference to the Company’s Current Report of Form 8-K filed on January 24, 2006)

10.15	—	Lease dated as of January 18, 2006 between Berk and Berk, at Franklin Plaza, a Limited Liability Company and the Company (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 24, 2006)

10.16	—	Share Sale and Transfer Agreement among Hans Kreutzfeldt, Nina Kreutzfeldt, Simon Kreutzfeldt and Franklin Electronic Publishers, Incorporated dated as of July 25, 2006. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 14, 2006)

10.17	—	Earn Out Agreement among Hans Kreutzfeldt, Nina Kreutzfeldt, Simon Kreutzfeldt and Franklin Electronic Publishers, Incorporated dated as of July 25, 2006. (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 14, 2006)

10.18**	—	Amendment of Contract of Employment between Franklin Electronic Publishers (Deutschland) GmbH and Walter Schillings dated June 19, 2006. (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on August 14, 2006)

EXHIBITS NO.

10.19	—	Amendment to Loan Documents by and between the Company, Franklin Electronic Publishers (Europe) LTD., Franklin Electronic Publishers (Deutschland) GMBH and PNC Bank, National Association, dated December 22, 2006. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on February 14, 2007)

10.20	—	Termination and Release Agreement, dated as of June 30, 2007, between Seiko Instruments, Inc. and Franklin Electronic Publishers, Inc., together with Exhibits A, B and C thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007)

10.21**	—	Employment letter for the appointment of Frank Musto as Chief Financial Officer, Treasurer and Secretary of the Company effective September 4, 2007. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007)

10.22**	—	Employment letter for the appointment of Toshihide Hokari as Vice President, Chief Corporate Development Officer of the Company. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2007)

10.23	—	Amendment to the Revolving Credit and Security Agreement dated December 7, 2007 between PNC Bank, National Association and Franklin Electronic Publishers, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 12, 2008)

10.24	—	Amendment to the Revolving Credit and Security Agreement dated March 4, 2008 between PNC Bank, National Association and Franklin Electronic Publishers, Inc. (Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed on June 26, 2008)

10.25	—	Amendment to the Revolving Credit and Security Agreement dated May 6, 2008 between PNC Bank, National Association and Franklin Electronic Publishers, Inc. . (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed on June 26, 2008)

10.26	—	Amendment to the Revolving Credit and Security Agreement dated May 19, 2008 between PNC Bank, National Association and Franklin Electronic Publishers, Inc. (Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on June 26, 2008)

10.27**	—	Executive Severance Protection (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 24, 2008)

10.28**	—	Amendment to Employment Letter of Frank Musto, dated as of December 19, 2009 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 24, 2008)

10.29**	—	Amendment to Employment Letter of Toshihide Hokari, dated as of December 19, 2008 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 24, 2008)

10.30	—	Amendment to Revolving Credit and Security Agreement, made as of December 31, 2008, among PNC Bank, National Association, the Company, Franklin Electronic Publishers (Europe) Ltd., and Franklin Electronic Publishers (Deutschland) GmbH (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 7, 2009)

10.31**	—	Addendum to the Employment Contract of March 11, 1996 between Franklin Electronic Publishers (Deutschland) GmbH and Walter Schillings (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 20, 2009)

10.32	—	Amendment to Revolving Credit and Security Agreement, made as of March 31, 2009, among PNC Bank, National Association, the Company, Franklin Electronic Publishers (Europe) Ltd., and Franklin Electronic Publishers (Deutschland) GmbH (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2009)

21.1+	—	List of Subsidiaries of the Company

23.1+	—	Consent of Independent Registered Public Accounting Firm

31.1+	—	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	—	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1++	—	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2++	—	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(c) of this report.

+	Filed herewith

++	Furnished herewith