Form 10-Q
period 2009-06-30
FRANKLIN ELECTRONIC PUBLISHERS INC
filed 2009-08-13
CIK 356841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

NUMBER OF SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE

OUTSTANDING AS OF AUGUST 5, 2009: 8,278,083

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2009	March 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,091	$12,013
Accounts receivable, less allowance for doubtful accounts of $437 and $406	6,617	4,357
Inventories	10,688	7,595
Prepaids and other assets	853	702

TOTAL CURRENT ASSETS	26,249	24,667

PROPERTY AND EQUIPMENT	667	735

OTHER ASSETS:
Deferred income tax asset	3,000	3,000
Trademark and goodwill	1,879	1,879
Software development costs	1,860	1,838
Other assets	1,219	1,300

TOTAL OTHER ASSETS	7,958	8,017

TOTAL ASSETS	$34,874	$33,419

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$8,915	$7,356
Current portion of long-term liabilities - Other	69	69

TOTAL CURRENT LIABILITIES	8,984	7,425

OTHER LIABILITIES	1,175	1,165
DEFERRED REVENUE	498	956
DEFERRED GAIN ON SALE AND LEASEBACK	3,029	3,141

SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value, authorized 50,000,000 shares, issued and outstanding, 8,274,858 and 8,273,936 shares	83	83
Additional paid in capital	51,370	51,255
Retained earnings (deficit)	(29,089)	(29,212)
Foreign currency translation adjustment	(1,176)	(1,394)

TOTAL SHAREHOLDERS’ EQUITY	21,188	20,732

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$34,874	$33,419

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except for per share data)

(unaudited)

	Three Months Ended June 30,
	2009	2008

SALES	$10,620	$11,993

COST OF SALES	5,321	6,129

GROSS MARGIN	5,299	5,864

EXPENSES:
Sales and marketing	2,932	3,559
Research and development	543	980
General and administrative	1,643	1,684
Severance	—	348

Total operating expenses	5,118	6,571

OPERATING INCOME (LOSS)	181	(707)

Interest income, net	8	6
Loss on Investment	—	(370)
Other, net	(17)	(41)

INCOME (LOSS) BEFORE INCOME TAXES	172	(1,112)
INCOME TAX PROVISION	49	51

NET INCOME (LOSS)	123	(1,163)

INCOME (LOSS) PER COMMON SHARE:
Basic	$0.01	$(0.14)

Diluted	$0.01	$(0.14)

WEIGHTED AVERAGE COMMON SHARES:
Basic	8,274	8,270

Diluted	8,364	8,380

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except for share data)

	Common Stock		Additional Paid in Capital	Retained Earnings / (Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
BALANCE - MARCH 31, 2009	8,273,936	$83	$51,255	$(29,212)	$(1,394)	$20,732

Amortization of deferred compensation expense for shares and options issued for services			114			114
Issuance of common shares under employee stock option plan	922		1			1
Loss for the period				123		123
Foreign currency translation adjustment					218	218

BALANCE - JUNE 30, 2009 (unaudited)	8,274,858	$83	$51,370	$(29,089)	$(1,176)	$21,188

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$123	$(1,163)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
NET CASH PROVIDED BY OPERATING ACTIVITIES
Depreciation and amortization	489	715
Provision for losses on accounts receivable	32	32
Gain on disposal of property and equipment	22	—
Non Cash Compensation	114	75
Source (use) of cash from change in operating assets and liabilities:
Accounts receivable	(2,292)	(1,819)
Inventories	(3,093)	(1,122)
Prepaids and other assets	(151)	(76)
Accounts payable and accrued expenses	1,021	1,311
Deferred revenue	(458)	(86)
Other, net	(11)	(1)

NET CASH USED IN OPERATING ACTIVITIES	(4,204)	(2,134)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(63)	(41)
Software development costs	(255)	(255)
Change in other assets	268	(52)

NET CASH USED IN INVESTING ACTIVITIES	(50)	(348)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	1	6
Other liabilities	114	(27)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	115	(21)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	217	123

DECREASE IN CASH AND CASH EQUIVALENTS	(3,922)	(2,380)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,013	11,824

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,091	$9,444

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands)

Reference is made to the financial statements included in the Company’s Annual Report (Form 10-K) filed with the Securities and Exchange Commission for the year ended March 31, 2009.

The financial statements for the periods ended June 30, 2009 and 2008 are unaudited and include all adjustments necessary to a fair presentation of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full year.

OPERATIONS

Information regarding segments is presented in accordance with the Statement of Financial Accounting Standards (“SFAS”) 131, “Disclosure about Segments of an Enterprise and Related Information”. Based on the criteria outlined in SFAS No. 131, the Company’s operating results are reported by geographical segments. The Company’s profit and loss segments are reviewed by the chief operating decision maker of the Company. The assets are reported as one segment, and reported on an aggregate basis. The profit and loss information is provided below:

Quarter ended June 30, 2009	North America	Europe	Other International	Other Domestic	Corporate	Consolidated
Sales	$5,079	$3,686	$1,251	$604	$—	$10,620
Cost of sales	2,712	1,650	638	27	294	5,321

Gross margin	2,367	2,036	613	577	(294)	5,299
Operating expenses:
Sales and marketing	1,450	658	176	21	627	2,932
Research and development	—	—	—	97	446	543
General and administrative	33	252	79	—	1,279	1,643

Total expense	1,483	910	255	118	2,352	5,118
Operating income (loss)	$884	$1,126	$358	$459	$(2,646)	$181

Quarter ended June 30, 2008	North America	Europe	Other International	Other Domestic	Corporate	Consolidated
Sales	$6,618	$3,992	$1,252	$131	$—	$11,993
Cost of sales	3,137	1,805	557	28	602	6,129

Gross margin	3,481	2,187	695	103	(602)	5,864
Operating expenses:
Sales and marketing	1,707	836	231	100	685	3,559
Research and development	—	—	—	103	877	980
General and administrative	59	284	105	—	1,236	1,684
Severance	154	—	—	—	194	348

Total expense	1,920	1,120	336	203	2,992	6,571
Operating income (loss)	$1,561	$1,067	$359	$(100)	$(3,594)	$(707)

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands)

For the three months ended June 30, 2009 and June 30, 2008 no customer accounted for more than 10% of the Company’s revenue.

For the quarter ended June 30, 2009, three suppliers each accounted for more than 10% of the Company’s purchases of inventory. The three suppliers individually accounted for 35%, 30% and 19% of inventory purchases.

For the quarter ended June 30, 2008, three suppliers accounted for more than 10% of the Company’s purchases of inventory. The three suppliers individually accounted for 39%, 27% and 14% of inventory purchases.

ACQUISITION PROPOSAL

On June 1, 2009 the Company announced that it has received a copy of a Schedule 13D filed with the Securities and Exchange Commission relating to a non-binding proposal by Saunders Acquisition Corporation (“Saunders”) for an all cash acquisition at $2.35 per share. According to its Schedule 13D filing, Saunders is a newly formed Delaware corporation founded by existing management of the Company who, together with existing shareholders who are members of the Saunders group, beneficially own shares or options to purchase shares representing 43.7% of the voting power of the Company. Taking into account only options expected to be exercised at the time of any vote on their proposal, such persons will own 39.9% of the voting power of the Company.

The Company’s Board of Directors has appointed a Special Committee comprised of independent Board members to consider the Saunders proposal and other proposals.

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

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands)

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, it provides that the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 was adopted by the Company as required on June 30, 2009. The adoption of SFAS 165 did not have a material impact on the Company’s results of operations or financial position.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” - an amendment of FASB Statement No. 140 (“SFAS No. 166”). SFAS No. 166 eliminates the Qualified Special Purpose Entity (QSPE) concept, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the derecognition criteria and revises how retained interests are initially measured. SFAS No. 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company will adopt SFAS No. 166 in fiscal 2011 and is evaluating the impact it will have to its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” — a replacement of FASB Statement No. 162 (“FAS 168”). On the effective date of FAS 168, the FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles. Following FAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or EITF Abstracts. Instead, it will issue Accounting Standards Updates to update the Codification. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and shall be applied prospectively. The adoption of FAS 168 will not have a material impact on the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands)

This 2009 Quarterly Report on Form 10-Q may contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Those statements include statements regarding the intent and belief or current expectations of Franklin and its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, the affects of the depressed economic conditions both in the United States and Europe, the timely availability and acceptance of new electronic books and other electronic products, changes in technology, the successful integration of acquisitions, the impact of competitive electronic products, the dependence on a small number of manufacturers for purchases of inventory, the management of inventories, dependence on key licenses, titles and products, dependence on sales to a small group of customers, dependence on third party component suppliers, including those that provide Franklin-specific parts, credit risk and other risks and uncertainties that may be detailed herein, and from time-to-time, in Franklin’s reports filed with the Securities and Exchange Commission. Franklin undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

RESULTS OF OPERATIONS

Overview

For the quarter ended June 30, 2009, net income increased by $1,286 to income of $123 from a loss of $1,163 in the same period last year. Sales decreased by $1,373 primarily from our North American business operation due to the slowdown in consumer spending from the depressed worldwide economic situation that affected sales in all of our global retail markets. Gross margin dollars declined by $565 primarily from the decreased sales. Operating expense decreased by $1,453 to $5,118 in the current period from $6,571 in the prior year period due to cost savings initiatives including a reduction in workforce in May 2008 and March 2009.

Sales of monolingual products in our North American business operation have been trending downward over the past several years primarily due to indirect competition from the internet, computer and mobile applications providing consumers with alternative solutions (often free) for their spell correction and reference needs. The downward trend has been partially offset by growth in our bilingual products in the North American market. In addition, the continuing uncertainty in the financial markets has had a negative impact on consumer spending which in turn contributed to our shortfall in sales for the three months ended June 30, 2009. Despite these pressures we improved our gross margin by 1% compared with the first quarter of 2008 and have benefited from our efforts to become more cost effective by the reduction in operating expenses of 22% quarter on quarter.

Three months ended June 30, 2009 compared with three months ended June 30, 2008:

Net Sales

Sales of $10,620 for the quarter ended June 30, 2009 decreased by $1,373 from sales of $11,993 for the same quarter last year. The decrease was primarily due to lower sales in the retail markets from our North American business operation as a result of the worldwide economic downturn and its impact on consumer spending. Sales in our North American business operations, our largest retail market, declined by $1,539 or 23%. Sales in our European business operations declined by $306 primarily due to lower sales through the retail markets and the negative impact of a weaker euro to the US dollar partially offset by a purchase from a new customer. Sales in our Proximity Technology Division (“Proximity”) increased by $500 to $570 in the current quarter from $70 in the prior year quarter primarily due to the renewal of a technology licensing agreement.

Gross Margin

Gross margin dollars decreased by $565 to $5,299 in the current quarter from $5,864 in the prior year period. Gross margin percentage increased by one percentage point from 49% to 50% resulting in additional margin dollars of $106 for the quarter. The gross margin percentage increase was primarily due to an increased gross margin dollar contribution from our Proximity division primarily relating to the renewal of a technology license agreement.

Operating Expenses

Total operating expenses decreased by $1,453 to $5,118 in the current quarter from $6,571 in the same period last year. This decrease is primarily due to cost cutting initiatives implemented in fiscal 2009 including a reduction in workforce in May 2008 and March 2009. Sales and marketing expenses decreased by $627 to $2,932 (28% of sales) from $3,559 (30% of sales) primarily due to decreased personnel costs of $389 following the workforce reductions. Commissions and freight decreased by $91, and $52 as a result of lower sales. Other reductions include decreased costs in shows and exhibitions and a lower allocation of management information systems (MIS) expense of $76 and $56, respectively. These decreases were partially offset by an increase in advertising expenses of $95, primarily due to increased seasonal back to school promotional placement of store displays. Research and development expenses decreased by $437 to $543 (5% of sales) from $980 (8% of sales) last year. This decrease is primarily due to lower personnel costs of $222 following the workforce reductions. In addition, consulting, outside engineering, amortization, and lower allocation of MIS expense of $64, $73, $29, and $26, respectively, also accounted for the decrease. General and administrative expenses decreased by $41 to $1,643 (15% of sales) from $1,684 (14% of sales) in the previous year. The decrease is due to a reduction in professional fees, personnel costs, travel and entertainment, maintenance and utility costs, and depreciation of $113, $66, $44, $51, and $61 respectively, offset by increased costs related to a decrease in inventory overhead allocation of $341.

In May 2008, we eliminated 10 percent of our U.S. workforce to reduce our operating expenses. These workforce reductions transitioned some U.S. based positions to our Hong Kong facility and outsourced certain others in order to increase efficiencies and bottom line profitability. The prior year quarter reflects a charge of $348 to cover the associated separation expenses.

Interest Income, net

For the quarter ended June 30, 2009, there was net interest income of $8 compared with $6 in the prior year period.

Loss on Investment

The prior year expense was the result of an investment loss of $370 resulting from the liquidation by its sponsor of a short-term fixed income fund.

Other, net

Other, net was a loss of $17 for the quarter ended June 30, 2009 compared with a loss of $41 in the same period last year. We recorded a loss of $17 on the repatriation of funds from our foreign subsidiaries in the quarter ended June 30, 2009, compared with a loss of $42 in the same period last year.

Net Income

For the quarter ended June 30, 2009, net income increased by $1,286 to a gain of $123 from a loss of $1,163 in the same period last year. The increase is primarily due to decreased operating costs of $1,453 following workforce reductions in May 2008 and March 2009, partially offset by lower sales of $1,373 resulting in a decrease in gross margin dollars of $565.

We have operations in a number of foreign countries and record sales and incur expenses in various foreign currencies. As the values of these currencies fluctuate from year to year against the US dollar, our revenues, operating expenses and results of operations are impacted. For the quarter ended June 30, 2009, approximately 36% of our sales were denominated in currencies other than the US dollar. For the quarter ended June 30, 2009, our sales decreased by approximately $638 from the year over year change in exchange rates for the various currencies (primarily the euro) in which we operate, while our operating expenses decreased by approximately $211 due to the fluctuations in exchange rates. The net effect of the year over year fluctuations in exchange rates on our results of operations for the quarter ended June 30, 2009 was a decrease in net income of approximately $427.

Changes in Financial Condition

Accounts receivable increased by $2,260 to $6,617 at June 30, 2009 from $4,357 at March 31, 2009 primarily because of a seasonal increase in sales, for back to school promotions, of $2,557 during the June 2009 quarter compared to the March 2009 quarter. Inventory increased by $3,093 to $10,688 at June 30, 2009 from $7,595 at March 31, 2009 due to normal seasonal trends as we build inventory for the back to school and holiday selling seasons. Accounts payable and accrued expenses increased by $1,559.

Liquidity and Capital Resources

We had cash and cash equivalents of $8,091 at June 30, 2009 compared with cash and cash equivalents of $12,013 as of March 31, 2009. The decrease was due primarily to seasonal cash requirements to build inventory for the back to school and holiday season.

On March 31, 2009, we entered into an amendment (the “Amendment”) to our Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association (“PNC”) dated December 7, 2004, as amended.

The Amendment modifies the Credit Agreement with PNC by providing for a $8,500 revolving credit facility with sublimits of $1,500 for Letters of Credit, $500 for foreign currency borrowings and, subject to certain conditions, $5,000 for acquisitions by the Company. The Amendment also modifies the Base Rate (as defined in the Credit Agreement) upon which the Revolving Interest Rate may be determined to be the greater of the Prime Rate, the sum of the Federal Funds Open Rate plus 50 basis points or the Daily LIBOR Rate plus 100 basis points and requires that any Advance made to the Company under the Agreement be fully secured by cash, money market funds and certificates of deposit held by or deposited with PNC. The minimum Fixed Charge Coverage Ratio was amended for the quarter ended March 31, 2009 to no less than .60x to 1.0. However it reverted back to 1.25x to 1.0 for the fiscal quarter ending June 30, 2009 and each quarter thereafter.

The Credit Agreement contains certain financial covenants and restrictions on indebtedness, business combinations and other related items. The Fixed Charge Coverage Ratio was amended for the March 31, 2009 quarter end, as indicated above to ease the covenant requirement. However, at March 31, 2009 and for the June 30, 2009 quarter end, the Company was in breach of such covenant. On June 22, 2009, the bank granted a waiver of the March 31, 2009 covenant breach specified above. The Company is currently in discussion with the bank to grant a waiver for the quarter ended June 30, 2009. As of June 30, 2009, we had no borrowings under the Credit Agreement.

We rely primarily on our operating cash flow to support our operations. Over the last three fiscal years we generated cash flow from operations of $7,728. This operating cash flow is supplemented by our Credit Agreement to meet seasonal financing needs. We believe our cash flow from operations, available borrowing under our Credit Agreement and existing cash and short-term investment balances will be adequate to satisfy our cash needs for the next twelve months. The amount of credit available under the facility at any time is based upon a formula applied to our accounts receivable and inventory. As of June 30, 2009, we had credit available of $8,091. Our credit availability and borrowings under the facility fluctuate during the year because of the seasonal nature of our business. During the year ended March 31, 2009, maximum availability and borrowings under our Credit Agreement approximated $10,721 and $0, respectively. We do not have any significant capital leases and anticipate that depreciation and amortization for fiscal 2009 will exceed planned capital expenditures.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, we evaluate these estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We annually review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate and transparent information relative to the current economic and business environment. There have been no changes in critical accounting policies and estimates, from those enumerated in our Annual Report on Form 10-K for the year ended March 31, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.	CONTROLS AND PROCEDURES

As of June 30, 2009 (the end of the period covered by this report), our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

No change occurred in our internal controls concerning financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to litigation from time to time arising in the ordinary course of its business. We do not believe that any such litigation is likely, individually or in the aggregate, to have a material adverse effect on our financial condition.

ITEM 1A.	RISK FACTORS

As of the date of this filing, there have been no material changes from the risk factors enumerated in our Annual Report on Form 10-K for the year ended March 31, 2009.

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

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

Date: August 13, 2009	/s/ Barry J. Lipsky
Barry J. Lipsky
President and Chief Executive Officer
(Duly Authorized Officer)

Date: August 13, 2009	/s/ Frank A. Musto
Frank A. Musto
Vice President, Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)