Form 10-Q
period 2009-09-30
FRANKLIN ELECTRONIC PUBLISHERS INC
filed 2009-11-13
CIK 356841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

NUMBER OF SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE

OUTSTANDING AS OF NOVEMBER 4, 2009: 8,281,133

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2009	March 31, 2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,006	$12,013
Accounts receivable, less allowance for doubtful accounts of $451 and $649	7,339	4,357
Inventories	11,092	7,595
Prepaids and other assets	838	702

TOTAL CURRENT ASSETS	27,275	24,667

PROPERTY AND EQUIPMENT	606	735

OTHER ASSETS:
Deferred income tax asset	3,000	3,000
Trademark and goodwill	1,879	1,879
Software development costs	1,775	1,838
Other assets	1,132	1,300

TOTAL OTHER ASSETS	7,786	8,017

TOTAL ASSETS	$35,667	$33,419

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$8,163	$7,356
Current portion of long-term liabilities - Other	69	69

TOTAL CURRENT LIABILITIES	8,232	7,425

OTHER LIABILITIES	1,163	1,165
DEFERRED REVENUE	1,713	956
DEFERRED GAIN ON SALE AND LEASEBACK	2,918	3,141

SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value, authorized 50,000,000 shares, issued and outstanding, 8,277,858 and 8,273,936 shares	83	83
Additional paid in capital	51,413	51,255
Retained earnings (deficit)	(28,949)	(29,212)
Foreign currency translation adjustment	(906)	(1,394)

TOTAL SHAREHOLDERS’ EQUITY	21,641	20,732

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$35,667	$33,419

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except for per share data)

(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008

SALES	$11,137	$12,434	$21,757	$24,427

COST OF SALES	5,081	6,459	10,402	12,588

GROSS MARGIN	6,056	5,975	11,355	11,839

EXPENSES:
Sales and marketing	3,389	3,901	6,321	7,460
Research and development	438	765	981	1,745
General and administrative	1,414	1,578	2,975	3,262
Severance	—	—	—	348
Acquisition related expenses	593	—	675	—

Total operating expenses	5,834	6,244	10,952	12,815

OPERATING INCOME (LOSS)	222	(269)	403	(976)

Interest income (expense), net	(15)	16	(7)	22
Loss on Investment	—	—	—	(370)
Other, net	(42)	44	(59)	3

INCOME (LOSS) BEFORE INCOME TAXES	165	(209)	337	(1,321)
INCOME TAX PROVISION	25	22	74	73

NET INCOME (LOSS)	140	(231)	263	(1,394)

INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$140	$(231)	$263	$(1,394)

INCOME (LOSS) PER COMMON SHARE:
Basic	$0.02	$(0.03)	$0.03	$(0.17)

Diluted	$0.02	$(0.03)	$0.03	$(0.17)

WEIGHTED AVERAGE COMMON SHARES:
Basic	8,275	8,269	8,276	8,260

Diluted	8,613	8,341	8,501	8,352

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except for share data)

	Common Stock		Additional	Retained Earnings /	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Paid in Capital	(Deficit)	Income *	Equity
BALANCE - MARCH 31, 2009	8,273,936	$83	$51,255	$(29,212)	$(1,394)	$20,732

Amortization of deferred compensation expense for shares and options issued for services			153			153
Issuance of common shares under employee stock option plan	3,922		5			5
Income for the period				263		263
Foreign currency translation adjustment					488	488

BALANCE - SEPTEMBER 30, 2009 (unaudited)	8,277,858	$83	$51,413	$(28,949)	$(906)	$21,641

*	Comprehensive income, i.e., net income, plus, or less, the change in foreign currency balance sheet translation adjustments, totaled $751 for the six months ended September 30, 2009.

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$263	$(1,394)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Depreciation and amortization	1,021	1,407
Provision for losses on accounts receivable	56	58
Gain on disposal of property and equipment	22	—
Non cash compensation	153	107
Source (use) of cash from change in operating assets and liabilities:
Accounts receivable	(3,037)	(2,265)
Inventories	(3,497)	(1,482)
Prepaids and other assets	(136)	137
Accounts payable and accrued expenses	159	(781)
Deferred revenue	756	1,462
Other, net	(20)	24

NET CASH USED IN OPERATING ACTIVITIES	(4,260)	(2,727)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(97)	(103)
Software development costs	(405)	(510)
Change in other assets	162	(62)

NET CASH USED IN INVESTING ACTIVITIES	(340)	(675)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	5	6
Other liabilities	102	(51)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	107	(45)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	486	(111)

DECREASE IN CASH AND CASH EQUIVALENTS	(4,007)	(3,558)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,013	11,824

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,006	$8,266

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands)

Reference is made to the financial statements included in the Company’s Annual Report (Form 10-K) filed with the Securities and Exchange Commission for the year ended March 31, 2009.

The financial statements for the periods ended September 30, 2009 and 2008 are unaudited and include all adjustments necessary to a fair presentation of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full year.

OPERATIONS

The Company’s operating results are reported by geographical segments. The Company’s profit and loss segments are reviewed by the chief operating decision maker of the Company. The assets are reported as one segment, and reported on an aggregate basis. The profit and loss information is provided below:

Quarter ended September 30, 2009	North America	Europe	Other International	Other Domestic	Corporate	Consolidated
Sales	$5,894	$3,096	$1,468	$679	$—	$11,137
Cost of sales	3,117	981	783	(7)	207	5,081

Gross margin	2,777	2,115	685	686	(207)	6,056
Operating expenses:
Sales and marketing	1,611	938	218	17	605	3,389
Research and development	—	—	—	100	338	438
General and administrative	31	187	92	—	1,104	1,414
Acquisition related expenses	—	—	—	—	593	593

Total expense	1,642	1,125	310	117	2,640	5,834
Operating income (loss)	$1,135	$990	$375	$569	$(2,847)	$222

Quarter ended September 30, 2008	North America	Europe	Other International	Other Domestic	Corporate	Consolidated
Sales	$6,786	$3,891	$1,507	$250	$—	$12,434
Cost of sales	3,419	1,664	804	10	562	6,459

Gross margin	3,367	2,227	703	240	(562)	5,975
Operating expenses:
Sales and marketing	1,803	1,037	258	87	716	3,901
Research and development	—	—	—	80	685	765
General and administrative	72	236	96	—	1,174	1,578

Total expense	1,875	1,273	354	167	2,575	6,244
Operating income (loss)	$1,492	$954	$349	$73	$(3,137)	$(269)

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands)

Six Months ended September 30, 2009	North America	Europe	Other International	Other Domestic	Corporate	Consolidated
Sales	$10,974	$6,783	$2,718	$1,282	$—	$21,757
Cost of sales	5,829	2,631	1,421	20	501	10,402

Gross margin	5,145	4,152	1,297	1,262	(501)	11,355
Operating expenses:
Sales and marketing	3,061	1,596	394	38	1,232	6,321
Research and development	—	—	—	198	783	981
General and administrative	64	439	171	—	2,301	2,975
Acquisition related expenses	—	—	—	—	675	675

Total expense	3,125	2,035	565	236	4,991	10,952
Operating income (loss)	$2,020	$2,117	$732	$1,026	$(5,492)	$403

Six Months ended September 30, 2008	North America	Europe	Other International	Other Domestic	Corporate	Consolidated
Sales	$13,398	$7,885	$2,758	$386	$—	$24,427
Cost of sales	6,556	3,469	1,361	38	1,164	12,588

Gross margin	6,842	4,416	1,397	348	(1,164)	11,839
Operating expenses:
Sales and marketing	3,510	1,873	489	187	1,401	7,460
Research and development	—	—	—	183	1,562	1,745
General and administrative	131	520	201	—	2,410	3,262
Severance	154	—	—	—	194	348

Total expense	3,795	2,393	690	370	5,567	12,815
Operating income (loss)	$3,047	$2,023	$707	$(22)	$(6,731)	$(976)

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands)

For the three and six month periods ended September 30, 2009 and September 30, 2008 no customer accounted for more than 10% of the Company’s Sales.

For the quarter ended September 30, 2009, four suppliers each accounted for more than 10% of the Company’s purchases of inventory. The four suppliers individually accounted for 42%, 22%, 10% and 10% of inventory purchases. For the six months ended September 30, 2009, three suppliers each accounted for more than 10% of the Company’s purchases of inventory. The three suppliers individually accounted for 37%, 27%, and 16% of inventory purchases.

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

ACQUISITION PROPOSAL

On June 1, 2009 the Company announced that it has received a copy of a Schedule 13D filed with the Securities and Exchange Commission relating to a non-binding proposal by Saunders Acquisition Corporation (“Saunders”) to acquire all of the Company’s outstanding shares of common stock not owned by Saunders for $2.35 per share in cash. Saunders is owned by current senior management of the Company who, together with certain directors and other shareholders of the Company, will contribute their Company shares to Saunders.

The Company’s Board of Directors appointed a Special Committee (the “Special Committee”) comprised of independent members of the Company’s board of directors to consider the Saunders proposal and other proposals.

On September 30, 2009, the Company reported that the Special Committee had recommended, and its Board of Directors had approved, the execution by the Company of an Agreement and Plan of Merger with Saunders. Pursuant to the Agreement and Plan of Merger, shareholders of the Company, other than Saunders, will receive cash consideration of $2.50 per share. The transaction is subject to approval by a majority of the Company’s shareholders entitled to vote thereon. According to filings with the Securities and Exchange Commission made by Saunders, Saunders will own approximately 41.7% of the total outstanding votes of the Company’s common stock entitled to vote on the transaction. The Company intends to prepare and file a Merger Proxy Statement with the Securities and Exchange Commission as soon as practicable, with a shareholders’ meeting expected to be held in January 2010. The Agreement and Plan of Merger is subject to normal closing and termination provisions for agreements of its kind. Following consummation of the merger, it is expected that the Company will delist its shares from the NYSE Amex and deregister with the Securities and Exchange Commission.

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

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands)

On June 8, 2009 a purported class action suit was filed by Capgrowth Group in the Superior Court of New Jersey naming as defendants the Company and its directors. The Complaint, filed just days after public disclosure of the Saunders Group’s initial offer to purchase all the outstanding shares of the Company, alleges a breach by the defendant directors of their fiduciary duties of good faith, loyalty, fair dealing and due care to the plaintiff. On September 23, 2009, the defendants filed a Motion to Dismiss the lawsuit, stating, in substance, that the purported class action was premature and not ripe for adjudication, that pursuant to Pennsylvania law fiduciary duties are owed by directors to the Company and not directly to shareholders, and that individual shareholders such as Capgrowth Group are owed no duty in their individual capacity, and therefore cannot sue in their individual capacity. On October 9, 2009, plaintiff filed a First Amended Complaint which added a derivative count to its lawsuit. On the same date it also forwarded a demand to the board of directors of the Company to take appropriate legal action against the individual members of the Board. The defendants have withdrawn their Motion to Dismiss the initial Complaint and have filed a Motion to Dismiss the First Amended Complaint.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standard Board (the “FASB”) issued authoritative guidance that eliminates the Qualified Special Purpose Entity (QSPE) concept, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the derecognition criteria and revises how retained interests are initially measured. The guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company will adopt the provisions of the guidance in fiscal 2011 and is evaluating the impact it will have to its consolidated financial statements.

In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles. The Codification is the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and did not have an affect on the Company’s financial position, results of operations or liquidity. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ($ in thousands)

This Quarterly Report on Form 10-Q may contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Those statements include statements regarding the intent and belief or current expectations of Franklin and its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, the affects of the depressed economic conditions both in the United States and Europe, the timely availability and acceptance of new electronic books and other electronic products, changes in technology, the successful integration of acquisitions, the impact of competitive electronic products, the dependence on a small number of manufacturers for purchases of inventory, the management of inventories, dependence on key licenses, titles and products, dependence on sales to a small group of customers, dependence on third party component suppliers, including those that provide Franklin-specific parts, credit risk and other risks and uncertainties that may be detailed herein, and from time-to-time, in Franklin’s reports filed with the Securities and Exchange Commission. Franklin undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

RESULTS OF OPERATIONS

Overview

For the quarter ended September 30, 2009, net income increased by $371 to income of $140 from a loss of $231 in the same period last year. Sales decreased by $1,297 from all business operations, except the Company’s Proximity Technology Division (“Proximity”), primarily due to the slowdown in consumer spending from the continuing depressed worldwide economic situation that affected sales in all of our global retail markets. Gross margin dollars increased by $81 primarily from increased sales in our Proximity division due to the renewal of a technology license agreement. Operating expense decreased by $410 to $5,834 in the current period from $6,244 in the prior year period due to cost savings initiatives including a reduction in workforce in March 2009 partially offset by a one time legal and investment banking costs of $593 relating to acquisition proposals for the Company in the current year.

For the six months ended September 30, 2009, net income increased by $1,657 to a gain of $263 from a loss of $1,394 in the same period last year. The increase is primarily due to the successful implementation of cost saving initiatives resulting in a $2,190 or 18% reduction in operating expenses before accounting for one time charges relating to acquisition costs of $675 in the current year period and separation pay from our cost cutting initiatives of $348 in the same prior year period. Net income in the prior year period also included an investment loss of $370 resulting from the liquidation by its sponsor of a short-term fixed income fund.

Sales of monolingual products in our North American business operation have been trending downward over the past several years primarily due to indirect competition from the internet, computer and mobile applications providing consumers with alternative solutions (often free) for their spell correction and reference needs. The downward trend has been partially offset by growth in our bilingual products in the North American market. In addition, the continuing uncertainty in the financial markets has had a negative impact on consumer spending which in turn contributed to our shortfall in sales for the three and six months ended September 30, 2009. Despite these pressures, for the six months ended September 2009 we improved our gross margin by 4% compared with the prior year period and have benefited from our efforts to become more cost effective by the reduction in operating expenses, before one time charges relating to acquisition and severance costs, of 18% compared with the prior year period. The current year period operating expense included $675 of primarily legal and investment banking costs related to acquisition proposals for the Company. The prior year period reflects a charge of $348 to cover the separation expenses associated with the May 2008 workforce reductions.

Three months ended September 30, 2009 compared with three months ended September 30, 2008:

Net Sales

Sales of $11,137 for the quarter ended September 30, 2009 decreased by $1,297 from sales of $12,434 for the same quarter last year. The decrease was primarily due to lower sales in the retail markets from all our business operations, with the exception of the Proximity division, as a result of the continuing worldwide economic downturn and its impact on consumer spending. The Proximity division does not sell through retail markets and therefore has not been directly impacted by the downturn in consumer spending. Sales in our Proximity division increased by $457 to $664 in the current quarter from $207 in the prior year quarter primarily due to the renewal of a technology licensing agreement. Sales in our North American business operations, our largest retail market, declined by $892 or 13%. Sales in our European business operations declined by $795 or 20% primarily due to lower sales through the retail markets and the negative impact of a weaker euro to the US dollar.

Gross Margin

Gross margin dollars increased by $81 to $6,056 in the current quarter from $5,975 in the prior year period. Gross margin percentage increased by six percentage points from 48% to 54%. The gross margin percentage increase was primarily due to an increased gross margin dollar contribution relating to the renewal of a technology license agreement in the Proximity division, a reduction in inventory overhead allocation as a result of lower costs from the cost cutting initiatives implemented during fiscal 2009, and more favorable margin product mix partially offset by the impact of currency exchange due to the strength of the U.S. dollar against the euro.

Operating Expenses

Total operating expenses decreased by $410 to $5,834 in the current quarter from $6,244 in the same period last year. This decrease is primarily due to cost cutting initiatives implemented in fiscal 2009 including a 22% reduction the global workforce in March 2009, partially offset by one time expenses of $593 of primarily legal and investment banking costs related to acquisition proposals for the Company. Sales and Marketing expenses decreased by $512 to $3,389 (30% of sales) from $3,901 (31 % of sales) in the prior year primarily due to decreased personnel costs of $250 following the workforce reductions. Commissions and freight decreased by $27 and $59 respectively, as a result of lower sales. Other sales and marketing expense reductions included shows and exhibits, travel, subscriptions, and a lower allocation of management information systems (“MIS”) expense of $212, $33, $30, and $69, respectively partially offset by increased advertising expenses of $137 primarily due to promotional expenses related to the first global spelling competition for non-native speakers of English (“SpellEvent”) held in August 2009 in cooperation with Teachers of English of Speakers of Other Languages (“TESOL”) and legal fees of $40. Research and development expenses decreased by $327 to $438 (4% of sales) from $765 (6% of sales) last year primarily due to lower personnel, consulting, travel, amortization, and lower allocation of MIS expense of $278, $172, $35, $29, and $30 respectively, partially offset by increased outside engineering expense of $109 and lower software capitalization of $105. General and Administrative expenses decreased by $164 to $1,414 (13% of sales) from $1,578 ( 13% of sales) last year, primarily due to decreases in personnel costs, depreciation, legal, taxes, and insurance of $312, $76, $88, $24, and $22 respectively, partially offset by a lower inventory overhead allocation of $258. Miscellaneous expense increased by $128 primarily due to income relating to a one time legal settlement in the prior year period.

Interest Expense, net

For the quarter ended September 30, 2009, there was net interest expense of $15 compared with interest income of $16 in the prior year period.

Other, net

Other, net was a loss of $42 for the quarter ended September 30, 2009 compared with a gain of $44 in the same period last year. We recorded a loss of $44 on the repatriation of funds from our foreign subsidiaries in the quarter ended September 30, 2009, compared with a loss of $51 in the same period last year.

Net Income

For the quarter ended September 30, 2009, net income increased by $371 to a gain of $140 from a loss of $231 in the same period last year. The increase is primarily due to decreased operating costs of $410 following workforce reductions in March 2009. The current quarter net income included one time costs of $593 primarily related to legal and investment banking services resulting from the review of acquisition proposals for the Company. Excluding these costs, net income would have increased by $964 for the three months ended September 30, 2009 compared to the same period in the prior year. The renewal of a technology license agreement in our Proximity division also contributed to the increased net income.

We have operations in a number of foreign countries and record sales and incur expenses in various foreign currencies. As the values of these currencies fluctuate from year to year against the US dollar, our revenues, operating expenses and results of operations are impacted. For the quarter ended September 30, 2009, approximately 32% of our sales were denominated in currencies other than the US dollar. For the quarter ended September 30, 2009, our sales decreased by approximately $204 from the year over year change in exchange rates for the various currencies (primarily the euro) in which we operate, while our operating expenses decreased by approximately $83 due to the fluctuations in exchange rates. The net effect of the year over year fluctuations in exchange rates on our results of operations for the quarter ended September 30, 2009 was a decrease in net income of approximately $121.

Six months ended September 30, 2009 compared with six months ended September 30, 2008:

Net Sales

Sales of $21,757 for the six months ended September 30, 2009 sales decreased by $2,670 from sales of $24,427 for the same period in the prior year primarily due to lower sales in the retail markets from all our business operations, with the exception of the Proximity division, as a result of the continuing worldwide economic downturn and its impact on consumer spending. The Proximity division does not sell through retail markets and therefore has not been directly impacted by the downturn in consumer spending. Sales in our Proximity division increased by $956 to $1,233 in the current year period from $277 in the prior year period primarily due to the renewal of a technology licensing agreement. Sales in our North American business operations, our largest retail market, declined by $2,424 or 18%. Sales in our European business operations declined by $1,102 or 14% primarily due to lower sales through the retail markets and the negative impact of a weaker euro to the US dollar compared to the prior year period.

Gross Margin

Gross margin dollars decreased by $484 to $11,355 in the current six month period from $11,839 in the prior year period. Gross margin percentage increased by four percentage points from 48% to 52%. The gross margin percentage increase was primarily due to an increased gross margin dollar contribution relating to the renewal of a technology license agreement in the Proximity division, a reduction in inventory overhead allocation as a result of lower costs from the cost cutting initiatives implemented during fiscal 2009, and more favorable margin product mix partially offset by the impact of currency exchange due to the strength of the U.S. dollar against the euro.

Operating Expenses

Total operating expenses decreased by $1,863 to $10,952 in the six months ended September 30, 2009 from $12,815 in the same period last year. This decrease is primarily due to cost cutting initiatives implemented in fiscal 2009 including a reduction in workforce in May 2008 and March 2009, partially offset by one time expenses of $675 of primarily legal and investment banking costs related to acquisition proposals for the Company. Sales and marketing expenses decreased $1,139 to $6,321 (29% of sales) from $7,460 (31% of sales) primarily due to decreased personnel costs of $639 following the workforce reductions. Commissions and freight decreased by $118 and $111 respectively, as a result of lower sales. Other sales and marketing expense reductions included shows and exhibits, education and recruiting, subscriptions, travel, and allocation of MIS expenses of $288, $48, $31, $26 and $125, respectively. These reductions are partially offset by increased advertising expenses of $231 primarily due to promotional expense related to the SpellEvent in cooperation with TESOL held in August 2009. Research and development expenses decreased $764 to $981 (5% of sales) from $1,745 (7% of sales) in the same period of last year primarily due to reduced personnel costs, consulting, amortization, rent, and allocation of MIS expenses of $500, $236, $58, $22, and $56 respectively. These reductions are partially offset by lower software capitalization of $105. General and Administrative expenses decreased $287 to $2,975 (14% of sales) from $3,262 (13% of sales) primarily due to decreases in personnel, legal, consulting, depreciation, maintenance and travel costs of $440, $180, $106, $137, $57, and $53, respectively. These reductions are partially offset by increased costs related to a decrease in inventory overhead allocation of $439 and an allocation of MIS expense of $259. Miscellaneous expense increased by $107 primarily due to income relating to a one time legal settlement in the prior year period.

Interest Income, net

For the six month ended September 30, 2009 we had net interest expense of $7 compared with interest income of $22 in the same period last year, primarily due to reduced return on investments.

Loss on Investment

The prior year expense was the result of an investment loss of $370 resulting from the liquidation by its sponsor of a short-term fixed income fund.

Other, net

Other, net was a loss of $59 for the six months ended September 30, 2009 compared with a gain of $3 in the same period last year. We recorded a loss of $61 on the repatriation of funds from our foreign subsidiaries in the six months ended September 30, 2009, compared with a loss of $95 in the same period last year.

Net Income

For the six months ended September 30, 2009, net income increased by $1,657 to net income of $263 from a loss of $1,394 in the same period last year. The increase is primarily due to decreased operating costs of $1,863 following workforce reductions in May 2008 and March 2009 and the renewal of a technology license agreement in our Proximity division.

Net income in the current and prior years included one time charges. The current year net income included costs of $675 primarily related to legal and investment banking services resulting from the review of acquisition proposals for the Company. The prior year net income includes a charge of $348 to cover the separation expenses associated with the May 2008 workforce reductions. Excluding these one time charges, net income would have increased by $1,984 to $938 in the current year compared to a loss of $1,046 in the prior year.

We have operations in a number of foreign countries and record sales and incur expenses in various foreign currencies. As the values of these currencies fluctuate from year to year against the US dollar, our revenues, operating expenses and results of operations are impacted. For the six months ended September 30, 2009, approximately 34% of our sales were denominated in currencies other than the US dollar. For the six months ended September 30, 2009, our sales decreased by approximately $841 from the year over year change in exchange rates for the various currencies (primarily the euro) in which we operate, while our operating expense benefited by approximately $294 due to the fluctuations in exchange rates. The net effect of the year over year fluctuations in exchange rates on our results of operations for the six months ended September 30, 2009 was a decrease in income of approximately $547.

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

As of September 30, 2009 we had no outstanding foreign exchange contracts.

Changes in Financial Condition

Accounts receivable increased by $2,982 to $7,339 at September 30, 2009 from $4,357 at March 31, 2009 primarily because of a seasonal increase in sales, for back to school promotions, of $3,074 during the September 2009 quarter compared to the March 2009 quarter. Inventory increased by $3,497 to $11,092 at September 30, 2009 from $7,595 at March 31, 2009 due to normal seasonal trends as we build inventory for the back to school and holiday selling seasons. Accounts payable and accrued expenses increased by $807.

Liquidity and Capital Resources

We had cash and cash equivalents of $8,006 at September 30, 2009 compared with cash and cash equivalents of $12,013 as of March 31, 2009. The decrease was due primarily to seasonal cash requirements to build inventory for the back to school and holiday season.

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

The Credit Agreement contains certain financial covenants and restrictions on indebtedness, business combinations and other related items. The Fixed Charge Coverage Ratio was amended for the March 31, 2009 quarter end as indicated above to ease the covenant requirement. However, at June 30, 2009 and for the September 30, 2009 quarter end, the Company was in breach of such covenant. On August 19, 2009, PNC granted a waiver of the June 30, 2009 covenant breach specified above. The Company is currently in discussion with PNC to grant a waiver for the quarter ended September 30, 2009. As of September 30, 2009, we had no borrowings under the Credit Agreement.

We rely primarily on our operating cash flow to support our operations. Over the last three fiscal years we generated cash flow from operations of $7,728. This operating cash flow is supplemented by our Credit Agreement to meet seasonal financing needs. We believe our cash flow from operations, available borrowing under our Credit Agreement (assuming a default waiver described above is obtained) and existing cash and short-term investment balances will be adequate to satisfy our cash needs for the next twelve months. The amount of credit available under the Credit Agreement at any time is based upon a formula applied to our accounts receivable and inventory. As of September 30, 2009, we had credit available of $8,006 (assuming a default waiver described above is obtained). Our credit availability and borrowings under the credit agreement fluctuate during the year because of the seasonal nature of our business. During the twelve months ended September 30, 2009, the maximum availability under our Credit Agreement approximated $10,400. However, we did not utilize the Credit Agreement during the twelve months ended September 30, 2009. We do not have any significant capital leases and anticipate that depreciation and amortization for fiscal 2010 will exceed planned capital expenditures.

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

As of September 30, 2009 (the end of the period covered by this report), our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

No change occurred in our internal controls concerning financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to litigation from time to time arising in the ordinary course of its business. We do not believe that any such litigation is likely, individually or in the aggregate, to have a material adverse effect on our financial condition.

On June 8, 2009 a purported class action suit was filed by Capgrowth Group in the Superior Court of New Jersey naming as defendants the Company and its directors. The Complaint, filed just days after public disclosure of the Saunders Group’s initial offer to purchase all the outstanding shares of the Company, alleges a breach by the defendant directors of their fiduciary duties of good faith, loyalty, fair dealing and due care to the plaintiff. On September 23, 2009, the defendants filed a Motion to Dismiss the lawsuit, stating, in substance, that the purported class action was premature and not ripe for adjudication, that pursuant to Pennsylvania law fiduciary duties are owed by directors to the Company and not directly to shareholders, and that individual shareholders such as Capgrowth Group are owed no duty in their individual capacity, and therefore cannot sue in their individual capacity. On October 9, 2009, plaintiff filed a First Amended Complaint which added a derivative count to its lawsuit. On the same date it also forwarded a demand to the board of directors of the Company to take appropriate legal action against the individual members of the Board. The defendants have withdrawn their Motion to Dismiss the initial Complaint and have filed a Motion to Dismiss the First Amended Complaint.

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

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

Date: November 13, 2009	/S/ BARRY J. LIPSKY
Barry J. Lipsky
President and Chief Executive Officer
(Duly Authorized Officer)

Date: November 13, 2009	/S/ FRANK A. MUSTO
Frank A. Musto
Vice President,
Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)