Form 10-Q
period 2009-12-31
FRANKLIN ELECTRONIC PUBLISHERS INC
filed 2010-02-12
CIK 356841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2009

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

OUTSTANDING AS OF JANUARY 27, 2010: 8,386,799

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	December 31,	March 31,
	2009	2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,344	$12,013
Accounts receivable, less allowance for doubtful accounts of $486 and $406	7,289	4,357
Inventories	8,821	7,595
Prepaids and other assets	570	702

TOTAL CURRENT ASSETS	27,024	24,667

PROPERTY AND EQUIPMENT	660	735

OTHER ASSETS:
Deferred income tax asset	3,000	3,000
Trademark and goodwill	1,879	1,879
Software development costs	1,696	1,838
Other assets	1,191	1,300

TOTAL OTHER ASSETS	7,766	8,017

TOTAL ASSETS	$35,450	$33,419

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$7,440	$7,356
Current portion of long-term liabilities - Other	69	69

TOTAL CURRENT LIABILITIES	7,509	7,425

OTHER LIABILITIES	1,139	1,165
DEFERRED REVENUE	1,566	956
DEFERRED GAIN ON SALE AND LEASEBACK	2,806	3,141

SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value, authorized 50,000,000 shares, issued and outstanding, 8,383,574 and 8,273,936 shares	83	83
Additional paid in capital	51,459	51,255
Retained earnings (deficit)	(28,242)	(29,212)
Foreign currency translation adjustment	(870)	(1,394)

TOTAL SHAREHOLDERS’ EQUITY	22,430	20,732

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$35,450	$33,419

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except for per share data)

(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008

SALES	$13,339	$13,535	$35,096	$37,962

COST OF SALES	6,775	6,381	17,177	18,970

GROSS MARGIN	6,564	7,154	17,919	18,992

EXPENSES:
Sales and marketing	3,618	3,892	9,939	11,352
Research and development	472	775	1,453	2,520
General and administrative	1,496	1,755	4,471	5,016
Severance	—	—	—	348
Acquisition related expenses	218	—	893	—

Total operating expenses	5,804	6,422	16,756	19,236

OPERATING INCOME (LOSS)	760	732	1,163	(244)

Interest income (expense), net	(16)	7	(23)	27
Loss on Investment	—	—	—	(370)
Other, net	(1)	(16)	(60)	(13)

INCOME (LOSS) BEFORE INCOME TAXES	743	723	1,080	(600)
INCOME TAX PROVISION	36	(10)	110	63

NET INCOME (LOSS)	707	733	970	(663)

INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$707	$733	$970	$(663)

INCOME (LOSS) PER COMMON SHARE:
Basic	$0.08	$0.09	$0.12	$(0.08)

Diluted	$0.08	$0.09	$0.11	$(0.08)

WEIGHTED AVERAGE COMMON SHARES:
Basic	8,324	8,277	8,288	8,269

Diluted	8,616	8,277	8,498	8,269

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except for share data)

	Common Stock		Additional Paid in Capital	Retained Earnings / Deficit)	Accumulated Other Comprehensive Income *	Total Shareholders’ Equity
	Share	Amount
BALANCE - MARCH 31, 2009	8,273,936	$83	$51,255	$(29,212)	$(1,394)	$20,732

Amortization of deferred compensation expense for shares and options issued for services			192			192
Issuance of common shares under employee stock option plan	109,638		12			12
Income for the period				970		970
Foreign currency translation adjustment					524	524

BALANCE - DECEMBER 31, 2009 (unaudited)	8,383,574	$83	$51,459	$(28,242)	$(870)	$22,430

*	Comprehensive income, i.e., net income, plus, or less, the change in foreign currency balance sheet translation adjustments, totaled $1,494 for the nine months ended December 31, 2009.

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$970	$(663)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Depreciation and amortization	1,510	2,069
Provision for losses on accounts receivable	89	98
Gain on disposal of property and equipment	32	1
Non cash compensation	192	146
Source (use) of cash from change in operating assets and liabilities:
Accounts receivable	(3,021)	(2,727)
Inventories	(1,226)	452
Prepaids and other assets	132	492
Accounts payable and accrued expenses	(1,633)	(901)
Deferred revenue	1,566	1,001
Other, net	(17)	39

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,406)	7

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(277)	(207)
Proceeds from sale of property and equipment	—	13
Software development costs	(558)	(765)
Change in other assets	(40)	(114)

NET CASH USED IN INVESTING ACTIVITIES	(875)	(1,073)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	12	6
Other liabilities	78	(95)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	90	(89)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	522	(350)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,669)	(1,505)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,013	11,824

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,344	$10,319

See notes to consolidated financial statements.

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands)

Reference is made to the financial statements included in the Company’s Annual Report (Form 10-K) filed with the Securities and Exchange Commission for the year ended March 31, 2009.

The financial statements for the periods ended December 31, 2009 and 2008 are unaudited and include all adjustments necessary to a fair presentation of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full year.

OPERATIONS

The Company’s operating results are reported by geographical segments. The Company’s profit and loss segments are reviewed by the chief operating decision maker of the Company. The assets are reported as one segment, and reported on an aggregate basis. The profit and loss information is provided below:

Quarter ended December 31, 2009	North America	Europe	Other International	Other Domestic	Corporate	Consolidated
Sales	$6,354	$4,472	$1,875	$638	$—	$13,339
Cost of sales	3,458	2,018	887	28	384	6,775

Gross margin	2,896	2,454	988	610	(384)	6,564
Operating expenses:
Sales and marketing	1,646	1,011	288	92	581	3,618
Research and development	—	—	—	101	371	472
General and administrative	35	302	97	—	1,062	1,496
Acquisition related expenses	—	—	—	—	218	218

Total expense	1,681	1,313	385	193	2,232	5,804
Operating income (loss)	$1,215	$1,141	$603	$417	$(2,616)	$760

Quarter ended December 31, 2008	North America	Europe	Other International	Other Domestic	Corporate	Consolidated
Sales	$6,525	$5,149	$1,275	$586	$—	$13,535
Cost of sales	3,167	2,099	593	11	511	6,381

Gross margin	3,358	3,050	682	575	(511)	7,154
Operating expenses:
Sales and marketing	1,936	1,003	202	74	677	3,892
Research and development	—	—	—	78	697	775
General and administrative	62	201	87	—	1,405	1,755

Total expense	1,998	1,204	289	152	2,779	6,422
Operating income (loss)	$1,360	$1,846	$393	$423	$(3,290)	$732

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands)

Nine Months ended December 31, 2009	North America	Europe	Other International	Other Domestic	Corporate	Consolidated
Sales	$17,327	$11,255	$4,594	$1,920	$—	$35,096
Cost of sales	9,257	4,650	2,308	77	885	17,177

Gross margin	8,070	6,605	2,286	1,843	(885)	17,919
Operating expenses:
Sales and marketing	4,709	2,608	682	129	1,811	9,939
Research and development	—	—	—	298	1,155	1,453
General and administrative	98	742	269	—	3,362	4,471
Acquisition related expenses	—	—	—	—	893	893

Total expense	4,807	3,350	951	427	7,221	16,756
Operating income (loss)	$3,263	$3,255	$1,335	$1,416	$(8,106)	$1,163

Nine Months ended December 31, 2008	North America	Europe	Other International	Other Domestic	Corporate	Consolidated
Sales	$19,925	$13,032	$4,034	$971	$—	$37,962
Cost of sales	9,723	5,568	1,954	49	1,676	18,970

Gross margin	10,202	7,464	2,080	922	(1,676)	18,992
Operating expenses:
Sales and marketing	5,446	2,876	691	261	2,078	11,352
Research and development	—	—	—	261	2,259	2,520
General and administrative	193	721	288	—	3,814	5,016
Severance	154	—	—	—	194	348

Total expense	5,793	3,597	979	522	8,345	19,236
Operating income (loss)	$4,409	$3,867	$1,101	$400	$(10,021)	$(244)

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands)

For the quarter ended December 31, 2009, one customer accounted for 11% of the Company’s sales with no customer accounting for more than 10% of the Company’s sales in the prior year period.

For the nine month periods ended December 31, 2009 and December 31, 2008 no customer accounted for more than 10% of the Company’s sales.

For the quarter ended December 31, 2009, three suppliers each accounted for more than 10% of the Company’s purchases of inventory. The three suppliers individually accounted for 38%, 19% and 16% of inventory purchases. For the nine months ended December 31, 2009, three suppliers each accounted for more than 10% of the Company’s purchases of inventory. The three suppliers individually accounted for 34%, 29%, and 16% of inventory purchases.

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

ACQUISITION PROPOSAL

On June 1, 2009 the Company announced that it has received a copy of a Schedule 13D filed with the Securities and Exchange Commission relating to a non-binding proposal by Saunders Acquisition Corporation (“Saunders”) to acquire all of the Company’s outstanding shares of common stock not owned by Saunders for $2.35 per share in cash. Saunders is owned by current senior management of the Company who, together with certain directors and other shareholders of the Company, have contributed their Company shares to Saunders.

The Company’s Board of Directors appointed a Special Committee (the “Special Committee”) comprised of independent members of the Company’s board of directors to consider the Saunders proposal and other proposals.

On September 30, 2009, the Company reported that the Special Committee had recommended, and its Board of Directors had approved, the execution by the Company of an Agreement and Plan of Merger with Saunders. Pursuant to the Agreement and Plan of Merger, shareholders of the Company, other than Saunders, will receive cash consideration of $2.50 per share. The transaction is subject to approval by a majority of the Company’s shareholders entitled to vote thereon. According to filings with the Securities and Exchange Commission made by Saunders, Saunders owns approximately 32.69% of the total outstanding votes of the Company’s common stock entitled to vote on the transaction. The Company has filed a Merger Proxy Statement with the Securities and Exchange Commission and scheduled a shareholders’ meeting to be held on February 24, 2010. The Agreement and Plan of Merger is subject to normal closing and termination provisions for agreements of its kind. Following consummation of the merger, it is expected that the Company will delist its shares from the NYSE Amex and deregister with the Securities and Exchange Commission.

ADOBE SYSTEMS INCORPORATED AGREEMENT

On January 8, 2010 the Company announced that it has entered into certain agreements (the “Agreements”) with Adobe Systems Incorporated (“Adobe”) pursuant to which, among other things, Adobe exercised in part its option to extend the term of its long-standing license for the Company’s Proximity Division’s spelling error detection and correction, hyphenation and thesaurus software for an additional year through September 30, 2013, and on January 8, 2010, Adobe paid to the Company approximately $2,267, an amount equal to the discounted present value of payments due from Adobe in October 2010 and October 2011 under the license. In addition to Adobe’s exercise of its renewal option, Adobe has also contracted with the Company under the Agreements to develop certain spelling error detection and correction programs for the Portuguese language in compliance with certain recent Brazilian reforms. The Company expects to recognize $6,300 of revenue over the extended term of the license. The license also provides Adobe with an option to extend the license for an additional year which if exercised would result in the recognition of an additional $1,909 over the one year extension period.

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

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands)

On June 8, 2009 a purported class action suit was filed by Capgrowth Group in the Superior Court of New Jersey naming as defendants the Company and its directors. The Complaint, filed just days after public disclosure of the Saunders Group’s initial offer to purchase all the outstanding shares of the Company, alleges a breach by the defendant directors of their fiduciary duties of good faith, loyalty, fair dealing and due care to the plaintiff. On September 23, 2009, the defendants filed a Motion to Dismiss the lawsuit, stating, in substance, that the purported class action was premature and not ripe for adjudication, that pursuant to Pennsylvania law fiduciary duties are owed by directors to the Company and not directly to shareholders, and that individual shareholders such as Capgrowth Group are owed no duty in their individual capacity, and therefore cannot sue in their individual capacity. On October 9, 2009, plaintiff filed a First Amended Complaint which added a derivative count to its lawsuit. On the same date it also forwarded a demand to the board of directors of the Company to take appropriate legal action against the individual members of the Board. The defendants have withdrawn their Motion to Dismiss the initial Complaint and have filed a Motion to Dismiss the First Amended Complaint, advancing the arguments they made in the initial Motion to Dismiss and further stating, in substance, that the plaintiff has not made proper and sufficient demand upon the Company under Pennsylvania law to entitle the plaintiff to maintain a derivative action. The parties to the lawsuit have recently reached an agreement on material terms of a settlement, subject however, to entering into a final settlement agreement and to court approval. Pursuant to the terms of the agreement, the merger agreement between the Company and Saunders has been amended to reduce the fee payable by the Company to Saunders from $650,000 to $325,000 in the event of the termination of the agreement in certain circumstances, and defendants agreed not to dispute the contention of plaintiff that the pendency of its lawsuit was a cause of certain disclosures made in the merger proxy statement.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued Accounting Standards Updates (“ASU”) No. 2009-13, (“Multiple-Deliverable Revenue Arrangements”) and ASU No. 2009-14 (“Certain Revenue Arrangements That Include Software Elements”). The new guidance is effective July 1, 2009 and the adoption did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, (“Improving Disclosure about Fair Value Measurements”), under Topic 820, (“Fair Value Measurements and Disclosures”), to improve and provide new disclosures for recurring and nonrecurring fair value measurements. This update also clarifies existing disclosures of the level of disaggregation for the classes of assets and liabilities and the disclosure about inputs and valuation techniques. ASU No. 2010-06 new disclosures and clarification of existing disclosure is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU No. 2010-06 new disclosures and clarification of existing disclosure did not have a material impact on our consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ($ in thousands)

This Quarterly Report on Form 10-Q may contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Those statements include statements regarding the intent and belief or current expectations of Franklin and its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, the effects of the current economic conditions both in the United States and Europe, the timely availability and acceptance of new electronic books and other electronic products, changes in technology, the successful integration of acquisitions, the impact of competitive electronic products, the dependence on a small number of manufacturers for purchases of inventory, the management of inventories, dependence on key licenses, titles and products, dependence on sales to a small group of customers, dependence on third party component suppliers, including those that provide Franklin-specific parts, credit risk and other risks and uncertainties that may be detailed herein, and from time-to-time, in Franklin’s reports filed with the Securities and Exchange Commission. Franklin undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

RESULTS OF OPERATIONS

Overview

For the quarter ended December 31, 2009, net income decreased by $26 to income of $707 from $733 in the same period last year. Sales declined marginally by $196 or 1.4% from $13,535 to $13,339. Despite the decline, sales in most sectors of our North American business operations increased over last year’s quarter as a result of a better than expected holiday season. Sales in our Other International business operation increased considerably during the quarter primarily from strong contributions from the Company’s International Distributor and OEM sales divisions, as well as from its Australia and Mexico operations. These increases were offset by declines in our European business operations. Gross margin dollars decreased by $590 primarily due to increased promotional spending, lower pricing on older models to facilitate the transitioning into newer products in certain markets and increased inventory valuation provisions related to one product specific to our German operation. Operating expense decreased by $618 to $5,804 in the current period from $6,422 in the prior year period due to cost savings initiatives including a reduction in workforce in March 2009 partially offset by a one time legal expense of $218 primarily for proxy statement preparation relating to an acquisition proposal for the Company in the current year. Excluding these costs operating expenses would have decreased by $836 or 13%.

For the nine months ended December 31, 2009, net income increased by $1,633 to a gain of $970 from a loss of $663 in the same period last year. The increase is primarily due to the successful implementation of cost saving initiatives resulting in a $3,025 or 16% reduction in operating expenses before accounting for one time charges relating to acquisition proposals and evaluations and proxy statement preparation of $893 in the current year period and separation pay from our cost cutting initiatives of $348 in the same prior year period. Net income in the prior year period also included an investment loss of $370 resulting from the liquidation by its sponsor of a short-term fixed income fund.

Sales of monolingual products in our North American business operation have been trending downward over the past several years primarily due to indirect competition from the internet, computer and mobile applications providing consumers with alternative solutions (often free) for their spell correction and reference needs. The downward trend has been partially offset by growth in our bilingual products in the North American market. In addition, the turmoil in the financial markets during the last fifteen months has had a negative impact on consumer spending at retail which in turn contributed to our shortfall in sales for the nine months ended December 31, 2009. Despite these pressures, for the nine months ended December 31, 2009 we have benefited from our efforts to become more cost effective by reducing operating expenses by 13% compared with the prior year. The current year period operating expenses included $893 of primarily legal and investment banking costs related to acquisition proposals for the Company. The prior year period reflects a charge of $348 to cover the separation expenses associated with the May 2008 workforce reductions. Excluding these one time charges, operating expenses decreased by 16% compared with the prior year period.

Three months ended December 31, 2009 compared with three months ended December 31, 2008:

Net Sales

Sales of $13,339 for the quarter ended December 31, 2009 decreased by $196 from sales of $13,535 for the same quarter last year. Despite the decline, sales in most sectors of our North American business operation increased over last year’s quarter as a result of a better than expected holiday season. Sales in our Other International operations increased considerably during the quarter primarily due to sales to two customers from our International Distributor and OEM divisions that did not purchase in the prior year period. Sales from our Australian and Mexican operations also recorded increases over the prior year quarter. These increases were offset by declines in our European operations. Foreign currency exchange had a favorable impact on sales of $705 in the quarter compared to the prior year, primarily due to the strength of the US dollar against the euro.

Gross Margin

Gross margin dollars decreased by $590 to $6,564 in the current quarter from $7,154 in the prior year period. Gross margin percentage decreased by four percentage points from 53% to 49%. The gross margin percentage decrease was primarily due to higher promotional spending, lower pricing on older models to facilitate the transitioning into newer products in certain markets and increased inventory valuation provisions related to one product specific to our German operations, partially offset by the favorable impact of currency exchange due to the strength of the U.S. dollar against the euro.

Operating Expenses

Total operating expenses decreased by $618 to $5,804 in the current quarter from $6,422 in the same period last year. This decrease is primarily due to cost cutting initiatives implemented in fiscal 2009 including a 22% reduction in the global workforce in March 2009, partially offset by one time expenses of $218 of legal costs primarily related to proxy statement preparation in connection with an acquisition proposal for the Company. Sales and marketing expenses decreased by $274 to $3,618 (27% of sales) from $3,892 (29% of sales) primarily due to decreased shows and exhibits of $292, lower personnel costs of $138, and lower freight costs of $40. These decreases were partially offset by increased advertising costs and consulting expenses of $135 and $48, respectively. Research and development expenses decreased by $303 to $472 (4% of sales) from $775 (6% of sales) in the prior year primarily due to decreased personnel costs of $200, and lower consulting and outside engineering expenses of $91. General and administrative expenses decreased by $259 to $1,496 (11% of sales) from $1,755 (13% of sales) in the prior year primarily due to decreased personnel costs, legal expenses, doubtful accounts, and depreciation of $189, $123, $72 and $66, respectively, along with an increase in an MIS allocation of $96. These decreases were partially offset by a reduction in inventory overhead allocation of $291.

Interest Expense, net

For the quarter ended December 31, 2009, there was net interest expense of $16 compared with interest income of $7 in the prior year period.

Other, net

Other, net was a loss of $1 for the quarter ended December 31, 2009 compared with a loss of $16 in the same period last year. We recorded a loss of $3 on the repatriation of funds from our foreign subsidiaries in the quarter ended December 31, 2009, compared with a gain of $84 in the same period last year.

Net Income

For the quarter ended December 31, 2009, net income decreased by $26 to a gain of $707 from a gain of $733 in the same period last year. The decrease in gross margin of $590 has been offset by decreased operating costs of $618 following workforce reductions in March 2009. The current quarter net income included one time costs of $218 primarily related to legal services for proxy preparation in connection with an acquisition proposal for the Company. Excluding these costs, net income would have increased by $192 for the three months ended December 31, 2009 compared to the same period in the prior year.

We have operations in a number of foreign countries and record sales and incur expenses in various foreign currencies. As the values of these currencies fluctuate from year to year against the US dollar, our revenues, operating expenses and results of operations are impacted. For the quarter ended December 31, 2009, approximately 42% of our sales were denominated in currencies other than the US dollar. For the quarter ended December 31, 2009, our sales increased by approximately $705 from the year over year change in exchange rates for the various currencies (primarily the euro) in which we operate, while our operating expenses increased by approximately $223 due to the fluctuations in exchange rates. The net effect of the year over year fluctuations in exchange rates on our results of operations for the quarter ended December 31, 2009 was an increase in net income of approximately $482.

Nine months ended December 31, 2009 compared with nine months ended December 31, 2008:

Net Sales

Sales of $35,096 for the nine months ended December 31, 2009 decreased by $2,866 from sales of $37,962 for the same period in the prior year primarily due to lower sales in the retail markets from all our business operations, with the exception of the International Distributor and OEM divisions, as a result of the worldwide economic downturn and its impact on consumer spending. The International Distributor and OEM divisions made significant sales to two customers that did not purchase in the prior year period. Sales in our North American business operations, our largest retail market, declined by $2,598 or 13%. Sales in our European business operations declined by $1,777 or 14% due to lower sales through the retail markets, lower pricing on older models to facilitate the transitioning into newer products and the negative impact of a weaker euro to the US dollar compared to the prior year period.

Gross Margin

Gross margin dollars decreased by $1,073 to $17,919 in the current nine month period from $18,992 in the prior year period. Gross margin percentage increased by one percentage point from 50% to 51% primarily due to the renewal of a technology license agreement in the Proximity division with nine months of sales recorded in the current year compared to three months in the prior year period. The sales decrease accounted for $1,463 of the lower gross margin dollars partially offset by a $390 gain from the increase in gross margin percentage on sales. Foreign currency exchange had a negative impact of $136 on gross margin dollars primarily due to the strength of the U.S. dollar against the euro.

Operating Expenses

Total operating expenses decreased by $2,480 to $16,756 in the nine months ended December 31, 2009 from $19,236 in the same period last year. This decrease is primarily due to cost cutting initiatives implemented in fiscal 2009 including a reduction in workforce in May 2008 and March 2009 and a one time charge of $348 in the prior year to cover associated separation expenses in May 2008, partially offset by one time expenses of $893 of primarily legal and investment banking costs related to acquisition proposals for the Company and proxy statement preparation. Sales and marketing expenses decreased by $1,413 to $9,939 (28% of sales) from $11,352 (30% of sales) primarily due to decreased personnel costs of $776 following the workforce reductions. Freight and commissions decreased by $150 and $133 respectively, as a result of lower sales. MIS allocation also decreased by $145. Trade show expense decreased by $580 primarily due to the Company not participating in the Consumer Electronic Show, partially offset by increased advertising expenses of $366 due to promotional expense related to the SpellEvent in cooperation with TESOL held in August 2009 and increased marketing promotional spending. Research and development expenses decreased by $1,067 to $1,453 (4% of sales) from $2,520 (7% of sales) last year primarily due to reduced personnel costs of $700, and consulting costs of $352. Other decreases include amortization, allocated MIS and travel expenses of $88, $65, and $58, respectively. These reductions were partially offset by decreased capitalization of software costs of $207. General and administrative expenses decreased by $545 to $4,471 (13% of sales) from $5,016 (13% of sales) last year primarily due to reduced personnel costs of $629 following workforce reductions. Other decreases include legal, depreciation, allocation of MIS expense and consulting of $303, $202, $162 and $106 respectively. These reductions were partially offset by a decrease in inventory overhead allocation of $1,055.

Interest Income, net

For the nine months ended December 31, 2009 we had net interest expense of $23 compared with interest income of $27 in the same period last year, primarily due to a reduced return on investments.

Loss on Investment

The prior year expense was the result of an investment loss of $370 resulting from the liquidation by its sponsor of a short-term fixed income fund.

Other, net

Other, net was a loss of $60 for the nine months ended December 31, 2009 compared with a loss of $13 in the same period last year. We recorded a loss of $65 on the repatriation of funds from our foreign subsidiaries in the nine months ended December 31, 2009, compared with a loss of $11 in the same period last year.

Net Income

For the nine months ended December 31, 2009, net income increased by $1,633 to net income of $970 from a loss of $663 in the same period last year. The increase is primarily due to decreased operating costs of $2,480 following workforce reductions in May 2008 and March 2009 and the renewal of a technology license agreement in our Proximity division.

Net income in the current and prior years included one time charges. The current year net income included costs of $893 primarily related to legal and investment banking services resulting from the review of acquisition proposals for the Company and proxy statement preparation. The prior year net income includes a charge of $348 to cover the separation expenses associated with the May 2008 workforce reductions. Excluding these one time charges, net income would have increased by $2,178 to $1,863 in the current year compared to a loss of $315 in the prior year.

We have operations in a number of foreign countries and record sales and incur expenses in various foreign currencies. As the values of these currencies fluctuate from year to year against the US dollar, our revenues, operating expenses and results of operations are impacted. For the nine months ended December 31, 2009, approximately 37% of our sales were denominated in currencies other than the US dollar. For the nine months ended December 31, 2009, our sales decreased by approximately $136 from the year over year change in exchange rates for the various currencies (primarily the euro) in which we operate, while our operating expense benefited by approximately $71 due to the fluctuations in exchange rates. The net effect of the year over year fluctuations in exchange rates on our results of operations for the nine months ended December 31, 2009 was a decrease in income of approximately $66.

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

As of December 31, 2009 we had no outstanding foreign exchange contracts.

Changes in Financial Condition

Accounts receivable increased by $2,932 to $7,289 at December 31, 2009 from $4,357 at March 31, 2009 primarily because of a seasonal increase in sales, for holiday promotions, of $5,276 during the December 2009 quarter compared to the March 2009 quarter. Inventory increased by $1,226 to $8,821 at December 31, 2009 from $7,595 at March 31, 2009. Accounts payable and accrued expenses increased by $84.

Liquidity and Capital Resources

We had cash and cash equivalents of $10,344 at December 31, 2009 compared with cash and cash equivalents of $12,013 as of March 31, 2009. The decrease was due primarily to seasonal cash requirements to build inventory for the back to school and holiday seasons.

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

The Credit Agreement contains certain financial covenants and restrictions on indebtedness, business combinations and other related items. The Fixed Charge Coverage Ratio was amended for the March 31, 2009 quarter end as indicated above to ease the covenant requirement. However, at September 30, 2009 and for the December 31, 2009 quarter end, the Company was in breach of such covenant. On December 2, 2009, PNC granted a waiver of the September 30, 2009 covenant breach specified above. The Company is currently in discussions with PNC to grant a waiver for the quarter ended December 31, 2009. As of December 31, 2009, we had no borrowings under the Credit Agreement.

We rely primarily on our operating cash flow to support our operations. Over the last three fiscal years we generated cash flow from operations of $7,728. This operating cash flow is supplemented by our Credit Agreement to meet seasonal financing needs. We believe our cash flow from operations, available borrowing under our Credit Agreement (assuming a default waiver described above is obtained) and existing cash and short-term investment balances will be adequate to satisfy our cash needs for the next twelve months. The amount of credit available under the Credit Agreement at any time is based upon a formula applied to our accounts receivable and inventory. As of December 31, 2009, we had credit available of $8,500 (assuming a default waiver described above is obtained). Our credit availability and borrowings under the credit agreement fluctuate during the year because of the seasonal nature of our business. During the twelve months ended December 31, 2009, the maximum availability under our Credit Agreement approximated $8,500. However, we did not utilize the Credit Agreement during the twelve months ended December 31, 2009. We do not have any significant capital leases and anticipate that depreciation and amortization for fiscal 2011 will exceed planned capital expenditures.

Seasonality

The “back to school” season (August to mid-September) and holiday selling season (October, November and December) are the strongest selling periods at retail for our products.

Future Income Tax Benefits

We have income tax benefits of $18,527 which can be utilized against future earnings and have provided an income tax valuation allowance of $15,527 against these tax assets. The remaining $3,000 balance is based upon our estimate of taxes that would be due and offset against our net operating loss carry forward, based upon our estimate of future earnings.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4T.	CONTROLS AND PROCEDURES

As of December 31, 2009 (the end of the period covered by this report), our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

No change occurred in our internal controls concerning financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to litigation from time to time arising in the ordinary course of its business. We do not believe that any such litigation is likely, individually or in the aggregate, to have a material adverse effect on our financial condition.

On June 8, 2009 a purported class action suit was filed by Capgrowth Group in the Superior Court of New Jersey naming as defendants the Company and its directors. The Complaint, filed just days after public disclosure of the Saunders Group’s initial offer to purchase all the outstanding shares of the Company, alleges a breach by the defendant directors of their fiduciary duties of good faith, loyalty, fair dealing and due care to the plaintiff. On September 23, 2009, the defendants filed a Motion to Dismiss the lawsuit, stating, in substance, that the purported class action was premature and not ripe for adjudication, that pursuant to Pennsylvania law fiduciary duties are owed by directors to the Company and not directly to shareholders, and that individual shareholders such as Capgrowth Group are owed no duty in their individual capacity, and therefore cannot sue in their individual capacity. On October 9, 2009, plaintiff filed a First Amended Complaint which added a derivative count to its lawsuit. On the same date it also forwarded a demand to the board of directors of the Company to take appropriate legal action against the individual members of the Board. The defendants have withdrawn their Motion to Dismiss the initial Complaint and have filed a Motion to Dismiss the First Amended Complaint, advancing the arguments they made in the initial Motion to Dismiss and further stating, in substance, that the plaintiff has not made proper and sufficient demand upon the Company under Pennsylvania law to entitle the plaintiff to maintain a derivative action The parties to the lawsuit have recently reached an agreement on material terms of a settlement, subject however, to entering into a final settlement agreement and to court approval. Pursuant to the terms of the agreement, the merger agreement between the Company and Saunders has been amended to reduce the fee payable by the Company to Saunders from $650,000 to $325,000 in the event of the termination of the agreement in certain circumstances, and defendants agreed not to dispute the contention of plaintiff that the pendency of its lawsuit was a cause of certain disclosures made in the merger proxy statement.

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

FRANKLIN ELECTRONIC PUBLISHERS, INCORPORATED

Date: February 12, 2010	/s/ Barry J. Lipsky
Barry J. Lipsky
President and Chief Executive Officer
(Duly Authorized Officer)

Date: February 12, 2010	/s/ Frank A. Musto
Frank A. Musto
Vice President,
Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)